Form 10-Q
period 2000-06-30
DENDREON CORP
filed 2000-08-14
CIK 1107332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

   Mark One

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                    or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                                  ____________

                       Commission File Number:  000-30681


                             DENDREON CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       22-3203193
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                 3005 FIRST AVENUE, SEATTLE, WASHINGTON  98121
                   (Address of principal executive offices)

                                (206) 256-4545
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        [ ]  Yes           [X]  No

   The number of shares of the registrant's common stock, $.001 par value, outstanding as of July 31, 2000 was 21,659,536.

                             DENDREON CORPORATION

                                     INDEX

                                                                                             PAGE NO.
                                                                                          ---------------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements
          a)  Condensed Balance Sheet as of December 31, 1999 and June 30, 2000                   3
              (unaudited).

          b)  Condensed Statement of Operations for the Three and Six Months                      4
              Ended June 30, 1999 and 2000 (unaudited)

          c)  Condensed Statement of Cash Flows for the Six Months Ended                          5
              June 30, 1999 and  2000 (unaudited)

          d)  Notes to Condensed Financial Statements                                             6

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of              7
          Operations

 Item 3.  Qualitative and Quantitative Disclosures About Market Risk                             16

PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds                                              17

 Item 4.  Submission of Matters to a Vote of Security Holders                                    17

 Item 6.  Exhibits and Reports on Form 8-K                                                       18

SIGNATURES                                                                                       19

EXHIBIT INDEX                                                                                    20


                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DENDREON CORPORATION
                            CONDENSED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                          December 31,          June 30,
                                                                             1999                 2000
                                                                        ---------------      --------------
                                                                                               (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $     7,085         $    52,222
   Short-term investments                                                       6,728               3,756
   Accounts receivable (net allowance of $0 in 1999 and June 30, 2000)            833                 714
   Other current assets                                                           556               1,941
                                                                        --------------       -------------

     Total current assets                                                      15,202              58,633

   Property and equipment, net                                                  1,499               1,741
   Deposits and other assets                                                      674                 893
                                                                        --------------       -------------
     Total Assets                                                              17,375              61,267
                                                                        ==============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               377                 283
   Accrued liabilities                                                            757               1,610
   Accrued compensation                                                           505                 492
   Deferred revenue                                                             2,434               2,464
   Current portion of long term debt                                            1,033               1,334
   Current portion of capital lease obligations                                   358                 479
                                                                        --------------       -------------

     Total current liabilities                                                  5,464               6,662

   Deferred revenue, less current portion                                       3,543               3,763
   Long term debt, less current portion                                         1,967               1,219
   Capital lease obligations, less current portion                                832               1,047
   Commitments
   Shareholders' equity:
     Convertible preferred stock, $0.001 par value; 13,722,936 and
       10,000,000 shares authorized, 12,108,369 and 0 shares issued and outstanding at December 31, 1999 and June 30, 2000, respectively,
       aggregate liquidation preference of $54,306 at December 31, 1999            12                   0
     Common stock, $0.001 par value; 19,910,000 and 80,000,000 shares authorized, 1,111,058 and 21,146,844 shares issued and
       outstanding at December 31, 1999 and June 30, 2000, respectively             1                  22
   Additional paid in capital                                                  58,838             111,715
   Deferred stock-based compensation                                           (1,715)             (3,744)
   Accumulated deficit                                                        (51,567)            (59,417)
                                                                        --------------       -------------
     Total stockholders' equity                                                 5,569              48,576
                                                                        --------------       -------------
     Total Liability and Stockholders' Equity                             $    17,375         $    61,267
                                                                        ==============       =============

                             DENDREON CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                            ----------------------------       -----------------------------
                                                               1999              2000             1999              2000
                                                            -----------      -----------       -----------       -----------
Revenue:
  Collaborative and license revenue                         $       805      $       972       $     1,467       $     1,850
  Grant revenue                                                     121              133               145               435
                                                            -----------      -----------       -----------       -----------
Total revenue                                                       926            1,105             1,612             2,285

Operating expenses:
  Research and development                                        2,776            3,801             5,391             7,321
  General and administrative                                      1,465            1,510             2,715             2,897
                                                            -----------      -----------       -----------       -----------
Total operating expenses                                          4,241            5,311             8,106            10,218
                                                            -----------      -----------       -----------       -----------
Loss from operations                                             (3,315)          (4,206)           (6,494)           (7,933)
Interest income                                                      52              279               142               497
Interest expense                                                    (57)            (158)              (82)             (314)
                                                            -----------      -----------       -----------       -----------
Interest income (expense), net                                       (5)             121                60               183
                                                            -----------      -----------       -----------       -----------
Loss before income taxes                                         (3,320)          (4,085)           (6,434)           (7,750)

Provision for income taxes                                            0              100                 0               100
                                                            -----------      -----------       -----------       -----------
Net loss                                                         (3,320)          (4,185)           (6,434)           (7,850)
Deemed dividend upon issuance of convertible
  preferred stock                                                     0                0                 0            (4,110)
                                                            -----------      -----------       -----------       -----------
Net loss attributable to common stockholders                $    (3,320)     $    (4,185)      $    (6,434)      $   (11,960)
                                                            ===========      ===========       ===========       ===========

Basic and diluted net loss per share                        $     (3.73)     $     (0.88)      $     (8.09)      $     (3.97)
                                                            ===========      ===========       ===========       ===========

Shares used in computation of basic and diluted
  net loss per share                                                890            4,769               795             3,009


                             DENDREON CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                      ---------------------------------
                                                                                           1999               2000
                                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                   $       (6,434)    $       (7,850)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization expense                                                       212                317
     Non-cash stock based compensation expense                                                   391              1,107
     Non-cash interest expense                                                                     0                 46

  Changes in current assets and liabilities
     Accounts receivable                                                                        (181)               119
     Other current assets                                                                       (218)            (1,293)
     Deposits and other assets                                                                  (240)              (265)
     Deferred revenue                                                                           (648)               250
     Accounts payable                                                                             67                (94)
     Accrued liabilities and compensation                                                       (109)               840
                                                                                      --------------     --------------

     Net cash used by operating activities                                                    (7,160)            (6,823)
                                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of short-term investments                                                           2,053            (15,266)
  Maturities of short-term investments                                                             0             18,239
  Purchase of property and equipment                                                            (510)              (559)
                                                                                      --------------     --------------

     Net cash provided by investing activities                                                 1,543              2,414
                                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Reclassified to current                                                                          0                  0
  Proceeds from equipment financing arrangement                                                  386                486
  Payments on long term debt                                                                       0               (447)
  Payments on capital lease obligations                                                          (89)              (150)
  Proceeds from initial public offering and private placement                                      0             45,299
  Proceeds from sale of preferred stock options                                                    0              4,109
  Proceeds from exercise of stock options                                                        188                249
                                                                                      --------------     --------------

     Net cash provided by financing activities                                                   485             49,546
                                                                                      --------------     --------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (5,132)            45,137
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 6,883              7,085
                                                                                      --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $        1,751     $       52,222
                                                                                      ==============     ==============

                             DENDREON CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

   Dendreon Corporation (the Company) is engaged in the research and development of immunologically-based therapeutic products for the treatment of cancer. The Company combines its expertise in immunology and antigen engineering with its proprietary cell separation technologies to develop therapeutic vaccines that stimulate cancer-fighting cells. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission, as amended, and its prospectus dated June 16, 2000.

BASIS OF PRESENTATION

   The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of future results that may be expected for the year ending December 31, 2000.

NOTE 2 - STOCK SPLIT AND INITIAL PUBLIC OFFERING

   On June 13, 2000, the Company completed a 1.1-for-1 stock split of its common stock. The number of shares of common stock and applicable per share information presented in the accompanying condensed financial statements have been re-stated to reflect the stock split.

   On June 21, 2000, the Company completed an initial public offering of 4,500,000 shares of common stock at $10.00 per share. In July 2000, the underwriters of the Company's recent initial public offering exercised their over allotment option and purchased an additional 385,732 shares of common stock at the $10.00 per share initial public offering price. The completion of the Company's offering resulted in the sale of an aggregate of 4,885,732 shares of common stock for total gross proceeds of $48.9 million which resulted in net proceeds to the Company of approximately $43.9 million, after deducting underwriting discounts and commissions and offering expenses of approximately $4.7 million.

   The Company also sold 500,000 shares of common stock at the initial public offering price to Kirin Brewery Co., Ltd., in a private placement concurrent with the closing of the initial public offering.

NOTE 3 - NET LOSS PER SHARE

   In accordance with FAS 128, the Company has determined the basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period. The Company has excluded all convertible preferred stock, stock warrants and outstanding stock options from the calculation of diluted net loss per common share, because all such securities are antidilutive for the periods presented. Pro forma basic and diluted net loss per share of common stock is calculated after assuming the conversion of preferred stock to common stock from the original date of issuance, which occurred upon the completion of the Company's initial public offering on June 21, 2000.

   The following table presents the calculation of pro forma basic and diluted net loss per share:

                                                         Three Months Ended June 30,           Six Months Ended June 30,
                                                        -----------------------------         ----------------------------
                                                          1999                2000               1999               2000
                                                        --------            --------           --------           --------
Pro forma basic and diluted net loss per share          $  (0.31)           $  (0.25)          $  (0.60)          $  (0.75)
                                                        ========            ========           ========           ========
Shares used in computing pro forma basic and
 diluted net loss per share (000's)                       10,800              16,758             10,706             16,008
                                                        ========            ========           ========           ========

NOTE 4 - EMPLOYEE STOCK PURCHASE PLAN

   In connection with the initial public offering, the Company's board of directors approved an employee stock purchase plan (the Plan). The Plan was approved by the stockholders by unanimous written consent of the Company's stockholders in lieu of an annual meeting as of May 1, 2000. Under the Plan, employees may purchase shares of common stock at a discount from fair market value. There are 300,000 shares of common stock currently reserved for issuance under the Plan. The Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The compensation committee administers the Plan, including determining the frequency and duration of individual offerings under the Plan and the dates when stock may be purchased. Eligible employees participate voluntarily and may withdraw from any offering at any time up to 10 days before stock is purchased. Participation terminates automatically upon termination of employment. The purchase price per share of common stock in an offering is 85% of the lesser of its fair value at the beginning of the offering period or on the applicable purchase date and may be paid only through payroll deductions. The Plan terminates on November 15, 2009. As of June 30, 2000, no shares of common stock had been issued under the Plan.

NOTE 5 - SUBSEQUENT EVENTS

   In July 2000, the Company entered into a supply and marketing agreement with Charter Medical, Ltd., a manufacturer and marketer of proprietary medical devices, for the distribution of the Company's DACS(R)SC medical device. Under the terms of the agreement, Charter Medical has been granted exclusive worldwide distribution rights for the DACS(R)SC stem cell enrichment device, a system designed and manufactured by the Company and for which the Company received Pre Market Approval (PMA) from the FDA in 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward looking statements, although not all forward looking statements contain these words.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

   Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements", included in our Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission, SEC File No. 333-31920.

Overview

   Since our inception in 1992, our activities have primarily been associated with the development and testing of our cancer vaccines. Our business activities have included:

        .  product research and development;

        .  development of our proprietary cell separation technology;

        .  development of our proprietary Antigen Delivery Cassette technology;

        .  regulatory and clinical affairs;

        .  establishing manufacturing capabilities; and

        .  intellectual property prosecution.

   We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was $59.4 million. We have incurred net losses since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

   Revenue. Revenue increased approximately 19%, from $926,000 for the three months ended June 30, 1999 to $1.1 million for the three months ended June 30, 2000. Revenue for the three months ended June 30, 1999 consisted of $805,000 from collaborative and license agreements and $121,000 from grant revenue. Revenue for the three months ended June 30, 2000 consisted of $972,000 from collaborative and license agreements and $133,000 from grant revenue. The period over period increase was primarily due to a $215,000 increase in revenue related to agreements we entered into with Kirin Brewery Co., Ltd. ("Kirin").

   Research and Development Expenses. Research and development expenses increased approximately 37%, from $2.8 million for the three months ended June 30, 1999, to $3.8 million for the three months ended June 30, 2000. The increase of $1.0 million in research and development expenses resulted primarily from $387,000 in personnel related costs, $225,000 in non-cash stock-based compensation, $215,000 in clinical trial expenses and a $164,000 increase in supplies. Our research and development expenses consist primarily of salaries and other personnel related costs, product development expenses, facility costs, supplies and depreciation.

   General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 1999, and June 30, 2000. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and professional fees, such as legal and accounting.

   Interest Income. Interest income increased approximately 436%, from $52,000 for the three months ended June 30, 1999, to $279,000 for the three months ended June 30, 2000. The increase in 2000 was attributable to higher average balances of cash, cash equivalents and short-term investments.

   Interest Expense. Interest expense increased approximately 177%, from $57,000 for the three months ended June 30, 1999, to $158,000 for the three months ended June 30, 2000. The increase in 2000 was attributable to interest expense associated with a loan we obtained in June 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

   Revenue. Revenue increased approximately 42%, from $1.6 million for the six months ended June 30, 1999, to $2.3 million for the six months ended June 30, 2000. The period over period increase was primarily due to a $645,000 increase in revenue related to agreements we entered into with Kirin.

   Research and Development Expenses. Research and development expenses increased approximately 36%, from $5.4 million for the six months ended June 30, 1999, to $7.3 million for the six months ended June 30, 2000. The increase of $1.9 million in the period ending June 30, 2000 in research and development expenses resulted primarily from $693,000 in personnel related costs, $675,000 increase in supplies, $403,000 in non-cash stock-based compensation and $261,000 in clinical trial expenses.

   General and Administrative Expenses. General and administrative expenses increased approximately 7%, from $2.7 million for the six months ended June 30, 1999, to $2.9 million for the six months ended June 30, 2000. The increase in general and administrative expenses in the period ending June 30, 2000 was primarily due to the increase in non-cash stock-based compensation expense.

   Interest Income. Interest income increased approximately 250%, from $142,000 for the six months ended June 30, 1999, to $497,000 for the six months ended June 30, 2000. The increase in 2000 was attributable to higher average balances of cash, cash equivalents and short-term investments.

   Interest Expense. Interest expense increased approximately 283%, from $82,000 for the six months ended June 30, 1999 to $314,000 for the six months ended June 30, 2000. The increase in 2000 was attributable to interest expense associated with a loan we obtained in June 1999.

   Income Tax Expense. Income tax expense was $100,000 for the six months ended June 30, 2000 and related to a withholding tax assessed by Japan on certain payments the Company received from Kirin. Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Cash, cash equivalents and short-term investments were $56.0 million at June 30, 2000. We have financed our operations since inception through our initial public offering, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned on cash and cash equivalents, equipment lease line financings and loan facilities. Since January 1, 2000, we received net proceeds of $9.1 million from private financing activities and $43.9 million from our initial public offering, including the exercise of the over allotment option. In 1999, we received net proceeds of $13.1 million from private financing activities. In 1998, we received net proceeds of $4.7 million from private financing activities. To date, inflation has not had a material effect on our business.

   Since our inception, investing activities, other than purchases and maturities of short-term investments, have consisted primarily of purchases of property and equipment. At June 30, 2000, our investment in equipment and leasehold improvements was $3.8 million. We have an agreement with a financing company under which we have financed purchases of $2.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are 48 months and bear interest at rates ranging from 10.8% to 12.0% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of June 30, 2000, we had committed to the expenditure of $2.6 million for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

   Net cash used in operating activities for the six months ended June 30, 2000 was $6.8 million. During the six months ended June 30, 1999, the Company used $7.2 million of net cash in its operating activities. Expenditures in both periods were a result of increased research and development expenses and general and administrative expenses in support of our operations.

   In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan bears interest at an annual rate of 13.3%. We made monthly interest payments on this loan for the first six months and will make principal and interest payments for 24 months thereafter.

   Pursuant to our collaborative license agreement with Kirin, in February 2000 we exercised our right to require Kirin to purchase $5.0 million of our common stock upon the closing of our initial public offering. Accordingly, Kirin purchased 500,000 shares of our common stock in a private placement concurrent with the closing of the initial public offering at the initial public offering price.

   We anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

        .  supporting our clinical trial efforts;

        .  continuing internal research and development;

        .  development of sales and marketing capabilities; and

        .  development of manufacturing capabilities.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which will be effective for the Company for fiscal years and quarters beginning after June 15, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that the impact of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations and cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue, provides guidance for disclosures related to revenue recognition policies and will be effective for our quarter ending December 31, 2000. We have determined that SAB 101 will not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

   As of June 30, 2000, we had an accumulated deficit of $59.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts.

   Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are commercialized.

   We may require additional funding, and our future access to capital is uncertain.

   It is expensive to develop cancer vaccines and conduct clinical trials for vaccines. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease vaccines, which is costly. Our future revenues may not be sufficient to support the expenses of our operations and the conduct of our clinical trials and preclinical research. We will need to raise additional capital to:

        .  fund operations;

        .  continue the research and development of our therapeutic vaccines;
           and

        .  commercialize our vaccines.

   We believe that our cash on hand and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this timeframe depending on a number of factors, including the following:

        .  our degree of success in commercializing cancer vaccine products;

        .  the amount of milestone payments we receive from our collaborators;

        . the rate of progress and cost of our research and development and clinical trial activities;

        . the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

        . emergence of competing technologies and other adverse market developments;

        . changes in or terminations of our existing collaboration and licensing arrangements; and

        . the cost of manufacturing scale-up and development of marketing operations if we undertake those activities.

   We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials. If we raise additional funds by issuing equity securities, further dilution to stockholders may result.

   We are subject to extensive regulation, which can be costly, time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

   All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge(TM), Mylovenge(TM) and our other products are novel; therefore, regulatory agencies lack experience with them which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products. No cancer vaccine using dendritic cell technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

   If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our vaccines are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our vaccines, additional clinical trials, changes in labeling of our vaccines, and additional marketing applications may be required.

   This application must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application, or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. However, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case.

   Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations the FDA, in some cases, may invalidate the studies and require that the sponsor replicate those studies.

   We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

   Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

   We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.

   If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

   Our research and development programs are at an early stage. We must demonstrate our products' safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including the following:

        . safety and efficacy results attained in early human clinical trials, as in our prostate cancer and multiple myeloma trials, may not be indicative of results that are obtained in later clinical trials;

        . the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

        . after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;

        . we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

        . the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

   Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 18 months will elapse before we learn the results of our prostate cancer vaccine trial. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Provenge, our prostate cancer vaccine, or any of our other vaccine products. The clinical trials of Provenge, Mylovenge, our multiple myeloma vaccine, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

   We rely on third parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

   We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other products on a commercial scale, and we may not be able to manufacture our products at a cost or in quantities necessary to make them commercially viable. We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

   Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program.

   If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our vaccines will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

   We have constructed two facilities for cell processing, the manufacture of antigens and final formulation of our cancer vaccines. We also use three, third-party cell processing centers. These five facilities may not be sufficient to meet our initial needs for our prostate and multiple myeloma clinical trials. Additionally, if we decide to manufacture our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

   If we lose or are unable to secure collaborators, or if our collaborators, including Kirin, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer.

   We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. We have entered into a collaboration with Kirin relating to the development and commercialization of our products based on our dendritic cell technologies in Asia. As our collaborator, Kirin funds testing, makes regulatory filings and may manufacture and market our products in Asia. The amount and timing of resources applied by Kirin or other potential collaborators to our joint efforts are not within our control.

   If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin or other potential collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

   Our collaborations with Kirin may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaboration with Kirin. Disputes may arise between us and Kirin, and other potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

   We are dependent on single-source vendors for some of our components.

   We currently depend on single-source vendors for some components of our cell separation devices and buoyant density solution, including sterilization and packaging. There are, in general, relatively few alternative sources of supply for these products. While these vendors have produced our products with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

   If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.

   Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology.

   We own 59 patents and have licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

   In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

   The use of our technologies could potentially conflict with the rights of others.

   Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

   We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

   The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations.

   Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms.

   We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

   Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We have clinical trial coverage and we intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

   Competition in our industry is intense and many of our competitors have substantially greater managerial resources than we have.

   Competition in the cancer vaccine, infectious disease, autoimmune disease and allergy fields is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

        . develop safer or more effective immunotherapeutics and other therapeutic products;

        . reach the market more rapidly, reducing the potential sales of our products; or

        .  establish superior proprietary positions.

   We understand that companies, including AVI BioPharma, Inc., Cell Genesys, Inc., NW Biotherapeutics, Inc. and Vical Incorporated may be developing prostate cancer vaccines that could potentially compete with Provenge, if Provenge is successfully developed. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge.

   We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate. If our products receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

   We must expand our operations to commercialize our products, which we may not be able to do.

   We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

        .  train, manage and motivate a growing employee base;

        .  accurately forecast demand for our products; and

        . expand existing operational, financial and management information systems.

   If we fail to manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

   If we lose key management and scientific personnel or cannot recruit qualified employees, our product development programs and our research and development efforts will be harmed.

   Our success depends, to a significant extent, upon the efforts and abilities of Christopher S. Henney, Ph.D., D.Sc., our President and Chief Executive Officer, and David L. Urdal, Ph.D., our Executive Vice President and Chief Scientific Officer, and other members of senior management. The loss of the services of one or more of our key employees would delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

   Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   As of June 30, 2000, we had short-term investments of $3.8 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

   On June 21, 2000, the Company sold 500,000 shares of its common stock to Kirin in a private placement concurrent with the closing of the Company's initial public offering, at a purchase price of $10.00 per share, for aggregate gross proceeds to the Company of $5,000,000. The issuance of the securities to Kirin was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, due to, among other things, the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor, (iii) the fact that the investor had a pre-existing relationship with the Company, (iv) the fact that the investor represented and warranted to the company, among other things, that the investor was acquiring the securities for investment only and not with a view to the resale or distribution thereof, and
(v) the fact that the investor is a large institutional accredited investor.

   The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000, covering an aggregate 5,175,000 shares of its common stock, including the underwriters' over-allotment option. The offering commenced June 16, 2000, and on June 21, 2000, the Company issued 4,500,000 shares of its common stock at an initial public offering price of $10.00 per share. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. Prudential Vector HealthCare Group, a unit of Prudential Securities Incorporated, was the managing underwriter of the Offering, and SG Cowen Securities Corporation and Pacific Growth Equities, Inc. were the co-managers. In July 2000, the underwriters exercised their over allotment option and purchased an additional 385,732 shares of the Company's common stock at the $10.00 per share initial public offering price. The completion of the Company's offering resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to the Company of approximately $43.9 million, after deducting underwriting discounts and commissions and offering expenses. None of the net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or (iii) affiliates of the Company.

   Upon the closing of the initial public offering in June 2000, all outstanding shares of our preferred stock were automatically converted, on a one-for-one basis, into shares of common stock. Warrants to purchase preferred stock outstanding after the closing of the Company's initial public offering, when and if exercised, will be exercisable for common stock. Upon the close of the Company's initial public offering, the Company's Certificate of Incorporation was amended to authorize 10,000,000 shares of undesignated preferred stock.

   From the effective date of the Registration Statement through June 30, 2000, the Company used approximately $824,000 of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1) By written consent in lieu of an annual meeting of stockholders dated as of May 1, 2000, the Company's stockholders approved the following actions:

     (A)  re-elected the board of directors in its entirety;

     (B) approved the selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 2000;

     (C) approved the adoption of the 2000 Employee Stock Purchase Plan effective upon completion of the Company's initial public offering;

     (D) approved the amendment and restatement of Company's 1996 Equity Incentive Plan as the 2000 Equity Incentive Plan;

     (E) approved the indemnification provisions included in the Company's Amended and Restated Bylaws;

     (F) approved the form of Indemnity Agreement to be entered into by the Company with each of its officers and directors upon completion of the Company's initial public offering; and

     (G) approved the amendment and restatement of the Restated Certificate of Incorporation to take effect upon completion of the Company's initial public offering.

     Of the consents returned, holders of 863,542 shares of common stock and 12,260,279 shares of preferred stock, representing 63.5% and 93.7% of the vote when voting as separate classes, respectively, and 90.9% of the vote when voting together as a single class, approved the above actions. Holders of 496,685 shares of common stock and 818,798 shares of preferred stock abstained or withheld from voting.

(2) By written consent effective as of June 13, 2000, 1,219,886 shares of common stock and 12,852,640 shares of preferred stock, representing 88.6% and 98.3% of the vote when voting as separate classes, respectively, and 97.3% of the vote when voting together as a single class, approved the amendment of the Company's Restated Certificate of Incorporation to effect a 1.1-for-1 stock split of the Company's common stock. Holders of 157,602 shares of common stock and 226,437 shares of preferred stock abstained or withheld from voting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number                   Description
          ------                   -----------

          3.1(1)    Restated Certificate of Incorporation (Exhibit 3.2)
          3.2(1)    Bylaws (Exhibit 3.3)
          4.1(1)    Specimen Stock Certificate
          27.1      Financial Data Schedule

          (1) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-31920), declared effective on June 16, 2000.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES

   Pursuant to the requirements of the securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 2000

                                       DENDREON CORPORATION



                                       By: /s/ Martin A. Simonetti
                                           --------------------------
                                           Martin A. Simonetti
                                           Vice President, Administration,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

3.1(1)         Restated Certificate of Incorporation (Exhibit 3.2)
3.2(1)         Bylaws (Exhibit 3.3)
4.1(1)         Specimen Stock Certificate
27.1           Financial Data Schedule

(1) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-31920), declared effective on June 16, 2000.