Form 10-Q
period 2000-09-30
DENDREON CORP
filed 2000-11-14
CIK 1107332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

Mark One

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                    or

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X]   Yes   [ ]   No


     The number of shares of the registrant's common stock, $.001 par value, outstanding as of October 31, 2000 was 21,669,694.

                             DENDREON CORPORATION

                                     INDEX

                                                                                                 PAGE NO.
                                                                                                ----------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements
           a)    Condensed Balance Sheet as of December 31, 1999 and September 30, 2000
                 (unaudited)                                                                         3
           b)    Condensed Statement of Operations for the Three and Nine Months Ended
                 September 30, 1999 and 2000 (unaudited)                                             4
           c)    Condensed Statement of Cash Flows for the Nine Months Ended September
                 30, 1999 and 2000 (unaudited)                                                       5
           d)    Notes to Condensed Financial Statements                                             6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                7

  Item 3.  Qualitative and Quantitative Disclosures About Market Risk                               16

PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                                                17

  Item 6.  Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                          18

EXHIBIT INDEX                                                                                       19

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DENDREON CORPORATION
                            CONDENSED BALANCE SHEET
                     (in thousands, except share amounts)

                                                                           September 30,      December 31,
                                                                                2000               1999
                                                                           -------------        ------------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $   27,539          $    7,085
     Short-term investments                                                      14,450               6,728
     Accounts receivable                                                            235                 833
     Other current assets                                                         2,293                 556
                                                                           -------------        ------------
         Total current assets                                                    44,517              15,202

Property and equipment, net                                                       1,630               1,499
Deposits and other assets                                                           917                 674
Long-term investments                                                            13,909                  --
                                                                           -------------        ------------
         Total assets                                                            60,973              17,375
                                                                           =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               805                 377
     Accrued liabilities                                                          1,094                 757
     Accrued compensation                                                         1,074                 505
     Deferred revenue                                                             2,314               2,434
     Current portion of long term debt                                            1,379               1,033
     Current portion of capital lease obligations                                   537                 358
                                                                           -------------        ------------

         Total current liabilities                                                7,203               5,464

Deferred revenue, less current portion                                            3,404               3,543
Long term debt, less current portion                                                826               1,967
Capital lease obligations, less current portion                                   1,099                 832
Commitments
Stockholders' equity:
         Convertible preferred stock, $0.001 par value; 13,722,936 and
           10,000,000 shares authorized, 12,108,369 and no shares
           issued and outstanding at December 31, 1999 and September
           30, 2000, respectively.                                                   --                  12
         Common stock, $0.001 par value; 19,910,000 and 80,000,000
           shares authorized, 1,111,058 and 21,669,722 shares issued
           and outstanding at December 31, 1999 and September 30, 2000,
           respectively.                                                             22                   1
Additional paid-in capital                                                      115,316              58,838
Deferred stock-based compensation                                                (3,094)             (1,715)
Accumulated deficit                                                             (63,803)            (51,567)
                                                                           -------------        ------------
         Total stockholders' equity                                              48,441               5,569
                                                                           -------------        ------------
         Total liabilities and stockholders' equity                          $   60,973          $   17,375
                                                                           =============        ============

                             DENDREON CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                   September 30,
                                                     -------------------------     -------------------------
                                                        2000            1999           2000          1999
                                                      ---------      ---------      ---------      ---------
Revenue:
     Collaborative and license revenue                $   1,112      $     783      $   3,059      $   2,250
     Grant and other revenue                                206             51            543            196
                                                      ---------      ---------      ---------      ---------
Total revenue                                             1,318            834          3,602          2,446
Operating expenses:
     Research and development                             4,544          2,664         11,865          8,055
     General and administrative                           1,954          1,290          4,850          4,005
                                                      ---------      ---------      ---------      ---------
Total operating expenses                                  6,498          3,954         16,715         12,060
                                                      ---------      ---------      ---------      ---------
Loss from operations                                     (5,180)        (3,120)       (13,113)        (9,614)
Interest and other income                                   949            105          1,444            248
Interest expense                                           (155)           (99)          (467)          (182)
                                                      ---------      ---------      ---------      ---------
Interest and other income, net                              794              6            977             66
                                                      ---------      ---------      ---------      ---------
Loss before income taxes                                 (4,386)        (3,114)       (12,136)        (9,548)

Provision for income taxes                                   --             --            100             --
                                                      ---------      ---------      ---------      ---------
Net loss                                                 (4,386)        (3,114)       (12,236)        (9,548)
Deemed dividend upon issuance of convertible
   preferred stock                                           --             --         (4,110)            --
                                                      ---------      ---------      ---------      ---------
Net loss attributable to common stockholders          $  (4,386)     $  (3,114)     $ (16,346)     $  (9,548)
                                                      =========      =========      =========      =========

Basic and diluted net loss per share                  $   (0.20)      $  (2.94)     $   (1.77)     $  (10.81)
                                                      =========      =========      =========      =========
Shares used in computation of basic and
    diluted net loss per share                           21,610          1,059          9,209            883
                                                      =========      =========      =========      =========

                             DENDREON CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -------------------------------
                                                                                            2000              1999
                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $  (12,236)      $     (9,548)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                                        437                339
         Non-cash stock based compensation expense                                          1,758                613
         Non-cash interest expense                                                             67                 15
     Changes in assets and liabilities
         Accounts receivable                                                                  598                  3
         Other current assets                                                              (1,737)              (385)
         Deposits and other assets                                                           (310)              (214)
         Deferred revenue                                                                    (259)            (1,047)
         Accounts payable                                                                     428               (300)
         Accrued liabilities and compensation                                                 906                 30
                                                                                     ------------       ------------

         Net cash used by operating activities                                            (10,348)           (10,494)
                                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of short-term investments                                                   (44,313)             3,047
     Maturities of short-term investments                                                  36,591                 --
     Purchase of long-term investments                                                    (13,871)                --
     Purchase of property and equipment                                                      (606)              (613)
                                                                                     ------------       ------------

         Net cash provided (used) by investing activities                                 (22,199)             2,434
                                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from equipment financing arrangement                                            688                603
     Proceeds from (payments on) long-term debt                                              (795)             3,000
     Payments on capital lease obligations                                                   (242)              (152)
     Proceeds from initial public offering and private placement of common stock           48,889                 --
     Proceeds from sale of preferred stock                                                  4,109             12,620
     Proceeds from exercise of stock options                                                  352                191
                                                                                     ------------       ------------

         Net cash provided by financing activities                                         53,001             16,262
                                                                                     ------------       ------------

Net increase in cash and cash equivalents                                                  20,454              8,202
Cash and cash equivalents at beginning of year                                              7,085              6,883
                                                                                     ------------       ------------
Cash and cash equivalents at end of period                                             $   27,539       $     15,085
                                                                                     ============       ============

                             DENDREON CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

     Dendreon Corporation (the Company) is engaged in the research and development of immunologically-based therapeutic products for the treatment of cancer. The Company combines its expertise in immunology and antigen engineering with its proprietary cell separation technologies to develop therapeutic vaccines that stimulate cancer-fighting cells. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on October 11, 2000, as amended.

BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of future results that may be expected for the year ending December 31, 2000.

NOTE 2 - STOCK SPLIT, INITIAL PUBLIC OFFERING AND FOLLOW-ON OFFERING

     On June 13, 2000, the Company completed a 1.1-for-1 split of its common stock. The number of shares of common stock and applicable per share information presented in the accompanying condensed financial statements have been restated to reflect the stock split.

     On June 21, 2000, the Company completed an initial public offering of 4,500,000 shares of common stock at $10.00 per share. In July 2000, the underwriters of the Company's initial public offering exercised their over allotment option and purchased an additional 385,732 shares of common stock at the $10.00 per share initial public offering price. The completion of the Company's offering resulted in the sale of an aggregate of 4,885,732 shares of common stock for total gross proceeds of $48.9 million, which resulted in net proceeds to the Company of approximately $43.9 million, after deducting underwriting discounts and commissions and offering expenses of approximately $5.0 million.

     The Company also sold 500,000 shares of common stock at the initial public offering price to Kirin Brewery Co., Ltd., in a private placement concurrent with the closing of the initial public offering.

     On November 1, 2000, the Company completed a follow-on public offering of 2,500,000 shares of its common stock at $15.625 per share. The offering resulted in total gross proceeds of $39.1 million, which resulted in net proceeds to the Company of approximately $36.4 million, after deducting underwriting discounts, commissions and estimated offering expenses of approximately $2.7 million. The underwriters have an over-allotment option to purchase an additional 375,000 shares.

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

     The following table presents the calculation of pro forma basic and diluted net loss per share:

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                     -------------------------        --------------------------
                                                        2000            1999             2000             1999
                                                       -------         -------          -------          -------
Pro forma basic and diluted net loss per share      $    (0.20)     $    (0.26)      $    (0.91)      $    (0.86)
                                                       =======         =======          =======          =======
Shares used in computing pro forma basic and
 diluted net loss per share (000's)                     21,610          11,783           17,876           11,065
                                                       =======         =======          =======          =======

NOTE 4 - SUBSEQUENT EVENTS

     In October 2000, we entered into a Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. and a member of the Johnson & Johnson family of companies. The agreement provides for studies of R.W. Johnson technology and of our technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, will be performed jointly by us and R.W. Johnson. It will involve at least two Phase I clinical trials of human subjects.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

     Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors", "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements", included in our Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission, SEC File No. 333-47706.

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

     We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was $63.8 million. We have incurred net losses since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenue. Revenue increased approximately 58%, from $834,000 for the three months ended September 30, 1999 to $1.3 million for the three months ended September 30, 2000. Revenue for the three months ended September 30, 1999, consisted of $783,000 from collaborative and license agreements and $51,000 from grant revenue. Revenue for the three months ended September 30, 2000 consisted of $1.1 million from collaborative and license agreements, $150,000 from product sales and $56,000 from grant revenue. The period over period increase was primarily due to a $329,000 increase in revenue related to agreements we entered into with Kirin Brewery Co., Ltd. ("Kirin").

     Research and Development Expenses. Research and development expenses increased approximately 69%, from $2.7 million for the three months ended September 30, 1999, to $4.5 million for the three months ended September 30, 2000. The increase of $1.8 million in research and development expenses resulted primarily from increases of $567,000 in clinical trial expenses, $514,000 in personnel-related costs, $296,000 in non-cash stock-based compensation, and a $182,000 increase in supplies. Our research and development expenses consist primarily of salaries and other personnel related costs, product development expenses, facility costs, supplies and depreciation.

     General and Administrative Expenses. General and administrative expenses increased approximately 51%, from $1.3 million for the three months ended September 30, 1999, to $2.0 million for the three months ended September 30, 2000. The increase of $700,000 in general and administrative expenses resulted primarily from an increase of $622,000 in personnel-related costs. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and professional fees, such as legal and accounting.

     Interest Income. Interest income increased approximately 804%, from $105,000 for the three months ended September 30, 1999, to $949,000 for the three months ended September 30, 2000. The increase in 2000 was attributable to higher average balances of cash, cash equivalents, short-term and long-term investments.

     Interest Expense. Interest expense increased approximately 57%, from $99,000 for the three months ended September 30, 1999, to $155,000 for the three months ended September 30, 2000. The increase in 2000 was attributable to interest expense associated with a loan we obtained in June 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenue. Revenue increased approximately 47%, from $2.4 million for the nine months ended September 30, 1999, to $3.6 million for the nine months ended September 30, 2000. The period over period increase was due to a $809,000 increase in revenue related to agreements we entered into with Kirin, a $197,000 increase in grant revenue and a $150,000 increase in product sales.

     Research and Development Expenses. Research and development expenses increased approximately 47%, from $8.1 million for the nine months ended September 30, 1999, to $11.8 million for the nine months ended September 30, 2000. The increase of $3.7 million in the period ended September 30, 2000 in research and development expenses resulted primarily from increases of $1.1 million in personnel-related costs, $850,000 in supplies, $826,000 in clinical trial expenses and $786,000 in non-cash stock-based compensation.

     General and Administrative Expenses. General and administrative expenses increased approximately 21%, from $4.0 million for the nine months ended September 30, 1999, to $4.9 million for the nine months ended September 30, 2000. The increase in general and administrative expenses in the period ended September 30, 2000 was primarily due to increases of $486,000 in personnel-related costs and $359,000 in non-cash stock-based compensation expense.

     Interest Income. Interest income increased approximately 482%, from $248,000 for the nine months ended September 30, 1999, to $1.4 million for the nine months ended September 30, 2000. The increase in 2000 was attributable to higher average balances of cash, cash equivalents, short-term and long-term investments.

     Interest Expense. Interest expense increased approximately 157%, from $182,000 for the nine months ended September 30, 1999 to $467,000 for the nine months ended September 30, 2000. The increase in 2000 was attributable to interest expense associated with a loan we obtained in June 1999.

     Income Tax Expense. Income tax expense was $100,000 for the nine months ended September 30, 2000 and related to a withholding tax assessed by Japan on certain payments the Company received from Kirin. Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term and long-term investments were $55.9 million at September 30, 2000. We have financed our operations since inception through our initial public offering, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned on cash and cash equivalents, equipment lease line financings and loan facilities. Since January 1, 2000, we received net proceeds of $9.1 million from private financing activities and $43.9 million from our initial public offering, including the exercise of the over-allotment option. On November 1, 2000, the Company received net proceeds of $36.4 million from a follow-on public offering of its common stock. In 1999, we received net proceeds of $13.1 million from private financing activities. In 1998, we received net proceeds of $4.7 million from private financing activities. To date, inflation has not had a material effect on our business.

     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. At September 30, 2000, our investment in equipment and leasehold improvements was $4.4 million. We have an agreement with a financing company under which we have financed purchases of $2.2 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are 48 months and bear interest at rates ranging from 10.8% to 12.0% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of September 30, 2000, we had committed to the expenditure of $2.6 million for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

     Net cash used in operating activities for the nine months ended September 30, 2000 was $10.3 million. During the nine months ended September 30, 1999, the Company used $10.5 million of net cash in its operating activities. Expenditures in both periods were a result of increased research and development expenses and general and administrative expenses in support of our operations.

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

     With the completion of our follow-on offering on November 1, 2000, we anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue, provides guidance for disclosures related to revenue recognition policies and will be effective for our quarter ending December 31, 2000. We do not expect that SAB 101 will have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

     As of September 30, 2000, we had an accumulated deficit of $63.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts.

     Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. However, our operations may not be profitable even if any of our products under development are commercialized.

     We may require additional funding, and our future access to capital is uncertain.

     It is expensive to develop cancer vaccines and conduct clinical trials for vaccines. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease vaccines, which is costly. Our future revenues may not be sufficient to support the expenses of our operations and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

     .    fund operations;

     .    continue the research and development of our therapeutic vaccines; and

     .    commercialize our vaccines.

     With the completion of our follow-on offering on November 1, 2000, we anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

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

     . changes in or terminations of our existing collaboration and licensing arrangements; and

     . the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities.

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

     An investigational new drug application must become effective before human clinical trials may commence.

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

     Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 15 months will elapse before we learn the results of our prostate cancer vaccine trial. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Provenge, our prostate cancer vaccine, or any of our other vaccine products. The clinical trials of Provenge, Mylovenge, our multiple myeloma vaccine, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

     We have constructed two facilities for cell processing, the manufacture of antigens and final formulation of our cancer vaccines. We also use three, third-party cell processing centers and expect to begin using a fourth facility in the fourth quarter of 2000. These six facilities may not be sufficient to meet our ongoing needs for our prostate and multiple myeloma clinical trials. Additionally, if we decide to manufacture our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

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

     We currently depend on single-source vendors for some components of our vaccine manufacturing process, cell separation devices and buoyant density solution, including sterilization and packaging. There are, in general, relatively few alternative supply sources for these products. While these vendors have produced our products with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our products could be interrupted for an extended period.

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

     As of September 21, 2000, we owned 60 patents and had licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

     Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

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

     Competition in our industry is intense and many of our competitors have substantially greater resources than we have.

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

     We understand that companies, including AVI BioPharma, Inc., Cell Genesys, Inc., NW Biotherapeutics, Inc., Therion Biologics Corporation and Vical Incorporated may be developing prostate cancer vaccines that could potentially compete with Provenge, if Provenge is successfully developed. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2000, we had short-term investments of $14.5 million and long-term investments of $13.9 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates. Changes to market interest rates are not expected to materially impact our operations.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000, covering an aggregate 5,175,000 shares of its common stock, including the underwriters' over-allotment option. The offering commenced June 16, 2000, and on June 21, 2000, the Company issued 4,500,000 shares of its common stock at an initial public offering price of $10.00 per share. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. Prudential Vector HealthCare Group, a unit of Prudential Securities Incorporated, was the managing underwriter of the Offering, and SG Cowen Securities Corporation and Pacific Growth Equities, Inc. were the co-managers. In July 2000, the underwriters exercised their over-allotment option and purchased an additional 385,732 shares of the Company's common stock at the $10.00 per share initial public offering price. The completion of the Company's offering resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to the Company of approximately $43.9 million, after deducting underwriting discounts and commissions and offering expenses. None of the net offering proceeds were paid, directly or indirectly, to: (i) directors or officers of the Company, or their associates; (ii) persons owning ten percent or more of any class of equity securities of the Company; or
(iii) affiliates of the Company.

     From the effective date of the Registration Statement through September 30, 2000, the Company used approximately $4.6 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
              Number               Description
              ------               -----------

              3.1       Amended and Restated Certificate of Incorporation (1)
              3.2       Bylaws (Exhibit 3.3) (2)
              4.1       Specimen Stock Certificate (2)
              27.1      Financial Data Schedule

              (1) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-47706), declared effective on October 26, 2000.

              (2) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-31920), declared effective on June 16, 2000.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2000

                              DENDREON CORPORATION



                         By:  /s/ Martin A. Simonetti
                            ---------------------------------------------------
                              Martin A. Simonetti
                              Vice President, Administration,
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number         Description
  -------        -----------

  3.1            Amended and Restated Certificate of Incorporation (1)
  3.2            Bylaws (Exhibit 3.3) (2)
  4.1            Specimen Stock Certificate (2)
  27.1           Financial Data Schedule

  (1) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-47706), declared effective on October 26, 2000.

  (2) Incorporated by reference to designated exhibits to the Company's Registration Statement on Form S-1 (SEC File No. 333-31920), declared effective on June 16, 2000.