Form 10-K
period 2000-12-31
DENDREON CORP
filed 2001-03-30
CIK 1107332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K

                            -----------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

                         Commission File No. 000-30681

                            -----------------------

                              DENDREON CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                    22-3203193
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)

                               3005 First Avenue
                           Seattle, Washington  98121
                                 (206) 256-4545
 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

                            -----------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $0.001 par value

                            -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on March 1, 2001, as reported on the National Association of Securities Dealers Automated Market, was approximately $186,246,000*.

     As of March 1, 2001, the Registrant had outstanding 24,643,074 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definite Proxy Statement, which will be filed on or before April 30, 2001 with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 16, 2001, is incorporated by reference into Part III of this Report.

* Excludes 9,122,568 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 5 percent of the shares outstanding at March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                             DENDREON CORPORATION
                                   FORM 10-K

                                     INDEX


                                    Part I
                                                                                                  Page
                                                                                                  ----

Item 1.    Business                                                                                 4

Item 2.    Properties                                                                              14

Item 3.    Legal Proceedings                                                                       14

Item 4.    Submission of Matters to a Vote of Security Holders                                     14

                                    Part II

Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters                   15

Item 6.    Selected Financial Data                                                                 16

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   17

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                               27

Item 8.    Financial Statements and Supplementary Data                                             27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    27

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                                      28

Item 11.   Executive Compensation                                                                  28

Item 12.   Security Ownership of Certain Beneficial Owners and Management                          28

Item 13.   Certain Relationships and Related Transactions                                          28

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         29

SIGNATURES

Special Note on Forward Looking Statements

     This Form 10-K contains forward-looking statements concerning matters that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

     Readers are urged to carefully review and consider the various disclosures made by us in this Report which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth herein.

                                     PART I

ITEM 1.  BUSINESS

Overview

     Dendreon discovers and develops novel products that harness the power of the immune system to fight disease. The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer. Provenge is a therapeutic vaccine for the treatment of prostate cancer and is in Phase III clinical trials, the final stage of product development. We are conducting Phase II clinical trials for Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma, and our vaccine for the treatment of breast, ovarian and colon cancer, APC8024, was cleared by the Food and Drug Administration, or the FDA, to begin Phase I clinical trials at the end of 2000. We have additional therapeutic vaccines in preclinical development for the treatment of common malignancies, including lung, bladder and uterine cancers. We combine our expertise in immunology and antigen engineering, or modification, with our proprietary cell separation technologies to develop therapeutic vaccines that stimulate cancer-fighting cells, a process called cell-mediated immunity. We believe this is the key to eliminating cancer. We also intend to pursue the application of our technologies in the fields of autoimmune diseases, allergies and infectious diseases.

 Current Cancer Therapies

     Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and ultimately death.

     To be effective, therapy must eliminate the cancer both at its site of origin and at sites of metastases. Metastatic disease is often responsible for the relapse and ultimate death of patients with cancer. Current treatments for cancer include surgery, radiation, hormone therapy and chemotherapy. Surgery and radiation therapy treat cancer at its origin but are limited because certain tissues cannot be removed surgically and/or do not tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation cannot control metastases. Chemotherapy and hormone therapy are used to treat tumor metastases. However, these therapies cause severe damage to normal tissue. Additionally, chemotherapy and hormone therapy may shrink tumors but rarely eliminate them completely.

     Treatments known as immunotherapy stimulate the body's natural mechanism for fighting disease and may overcome many of the limitations of current cancer therapies. Immunotherapy may be particularly useful for the treatment of residual disease.

 The Immune System

     Tumor Antigens. The immune system, the body's natural defense against disease, is composed of a variety of specialized cells. These cells recognize specific chemical structures, called antigens, that are found on disease-causing agents. Antigens trigger an immune response, characterized by the proliferation of immune system cells and the eventual removal of antigen from the body.

     Dendritic Cells. A specialized class of immune system cells, called dendritic cells, starts the immune response. Dendritic cells bind and take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells, called lymphocytes. During this antigen processing, dendritic cells mature, enabling them to present the processed antigen to lymphocytes. Lymphocytes proliferate in response to their interaction with dendritic cells and eliminate the disease-causing agent. There are two main categories of lymphocytes: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and commonly is thought to be the body's key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies, which are primarily involved in preventing infectious disease.

     Cancer Vaccines. The immune system recognizes and generates a strong response to hundreds of thousands of different antigens introduced from the environment. Tumors, however, frequently display antigens that are also found on normal cells. Thus, the immune system may not distinguish between tumors and normal cells and, therefore, may be unable to mount a strong anti-cancer response. Tumors may also actively prevent dendritic cells from becoming mature, thereby preventing full activation of the immune system. Thus, we believe the key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate dendritic cells to stimulate a vigorous cell-mediated immunity.

Our Therapeutic Cancer Vaccine Approach

     We combine our expertise in antigen identification, antigen engineering and dendritic cell processing to produce immunotherapeutic vaccines. Our ability both to manipulate dendritic cells and to engineer antigens allows us to develop vaccines that are designed to generate effective cell-mediated immune responses. We have vaccines in development for eight common cancers. Our approach to therapeutic cancer vaccines is to:

     . identify antigens on cancer cells which are suitable targets for cancer therapy;

     . create proprietary, genetically engineered, Antigen Delivery Cassettes(TM) that will be optimally processed by dendritic cells;

     .  isolate and activate dendritic cells using proprietary methods; and

     . create cancer vaccines that combine dendritic cells and engineered antigens to trigger cell-mediated immunity to destroy tumors.

  Antigen Identification

     Our objective is to identify antigens associated with as broad a population of cancers as possible. We obtain antigens from several sources: our internal discovery programs, public databases of genetic information and licenses from third parties. Our internal antigen discovery programs begin by identifying novel genes expressed in specific tissues or in malignant cells. We then evaluate the expression of these genes in normal versus diseased tissue. We consider the genes that we find localized in diseased tissue as candidates for antigen engineering. Likewise, we also consider genes from external sources that meet these criteria. To date, we have identified genes for 39 antigens that meet these criteria and have incorporated five of these antigens into our therapeutic vaccines for eight common cancers.

  Antigen Engineering

     We engineer antigens to produce proprietary therapeutic vaccines for multiple cancers as well as other diseases. We designed antigen engineering to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by the dendritic cell. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our Antigen Delivery Cassette.

     Our Antigen Delivery Cassette is a protein that has three regions: the region that enhances antigen binding and entry into dendritic cells; the region that directs antigen processing along specific pathways for T-cell activation; and the antigen itself. The Antigen Delivery Cassette targets each engineered antigen to dendritic cells and provides a common key to unlock the potential to process antigen.

     The dendritic cell binding region is common to all of our Antigen Delivery Cassettes and has the capability to recognize the dendritic cell and bind the cassette to the dendritic cell surface. Binding stimulates the dendritic cell to engulf the cassette. The antigen processing region then directs dendritic cells to process antigen along pathways that stimulate cell-medicated immunity. The antigen region of the Antigen Delivery Cassette thus gains access to processing by the dendritic cell, which would otherwise be denied to non-engineered antigen. We believe this process results in a potent cell-mediated immune response.

     Our Antigen Delivery Cassette technology provides us with a foundation on which new proprietary antigens are built. An example of our antigen engineering approach is the antigen HER2 used for production of APC8024, our therapeutic vaccine for the treatment of breast, ovarian, colorectal and pancreatic cancer. The gene encoding a protein called HER2 is known to be associated with these cancers. Because HER2 is poorly recognized as an antigen by the immune system, we created a series of Antigen Delivery Cassettes, each with a distinct version of the modified HER2 gene sequence. We then tested each of these cassettes in preclinical models and identified and incorporated into our vaccine the one that generated the most potent cell-mediated immune response and was most potent for treating cancer in animals.

 Dendritic Cell Processing and Vaccine Production

     Our vaccine manufacturing process incorporates two elements: the Antigen Delivery Cassette and dendritic cells isolated from blood. To obtain dendritic cells, we first remove white blood cells from a patient's blood through a standard blood collection process called leukapheresis. Dendritic cells are then separated from other white blood cells using our proprietary cell separation devices. Our process separates dendritic cells from tumors, which may suppress dendritic cell function, and thereby allows dendritic cells to become fully mature and activated.

     We incubate the dendritic cells with the appropriate Antigen Delivery Cassette under controlled conditions in which we have optimized conditions, including concentration of the Antigen Delivery Cassette and dendritic cell numbers. After 40 hours, the dendritic cells are optimally activated and are ready to be used as a vaccine. We subject each vaccine to quality control testing, including purity, potency and sterility testing. Our process requires less than three days from white blood cell collection to vaccine administration.

 Vaccine Delivery

     Our vaccines are delivered as a 30-minute intravenous infusion given as an outpatient procedure. A single vaccine infusion is sufficient to stimulate cell-mediated immunity to the target antigen. Our clinical trials indicate that maximum stimulation requires three infusions given at two-week intervals. Patients in our trials typically complete a course of therapy in one month.

Products

     The following table summarizes the target indications and status of our product development programs:

----------------------------------------------------------------------------------------------------------------------------
                                           OUR PRODUCTS AND PRODUCTS IN DEVELOPMENT
----------------------------------------------------------------------------------------------------------------------------
                  Product                             Target Indication(s)                             Status(1)
-------------------------------------       --------------------------------------      ------------------------------------
 Therapeutic Vaccine Products

   Provenge(TM)                              Hormone Refractory Prostate cancer         Phase III
                                             Hormone Sensitive Prostate cancer          Phase II

   Mylovenge(TM)                             Multiple myeloma                           Phase II
                                             Amyloidosis
                                             Other B-cell malignancies

   APC8024                                   Breast cancer                              Phase I
                                             Ovarian cancer
                                             Colon cancer

   PRI-Immunotherapy (2)                     Breast Cancer                              Preclinical

   APC80NY                                   Bladder cancer                             Preclinical
                                             Lung cancer
                                             Breast cancer
                                             Prostate cancer
                                             Ovarian/Uterine cancer

   APC80TR                                   Lung cancer                                Preclinical
                                             Breast cancer
                                             Prostate cancer
                                             Colon cancer

 Therapeutic Antibody Products

   Danton(TM) (DN1924)                       Non-Hodgkin lymphoma                       Preclinical
                                             Hodgkin's lymphoma
                                             B-cell leukemias

   Dantes(TM) (DN1921)                       Autoimmune diseases, including             Preclinical
                                             rheumatoid arthritis

 Cell Separation Products

   DACS(R)SC Kit                             Blood stem cell preparation for            FDA Approved
                                             transplantation
----------------------------------------------------------------------------------------------------------------------------

(1)  Status is as of March 1, 2001.

     Preclinical means that a product is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials.

     Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

           Phase I: Evaluation of safety and dosing.

           Phase II: Evaluation of safety and efficacy.

           Phase III: Larger scale evaluation of safety and efficacy.

(2) Product of The R.W. Johnson Pharmaceutical Research Institute. See discussion of our Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute under "Collaborations" below.

Therapeutic Vaccine Products

 Provenge for Prostate Cancer

     Prostate cancer is the most common solid tumor malignancy in men in the United States with over one million currently diagnosed with this disease. A projected 198,000 new cases and 32,000 deaths are expected this year, making it the second leading cause of cancer death in men.

     The antigen component of Provenge is derived from the gene encoding a marker for prostate cancer, prostatic acid phosphatase, which is found in approximately 95% of prostate cancers. We have subjected prostatic acid phosphatase to our antigen engineering process and have created a proprietary Antigen Delivery Cassette.

     We have initiated two double-blind placebo-controlled Phase III clinical trials designed to demonstrate that Provenge is safe and effective for treating hormone refractory prostate cancer (HRPC). The trials will determine if Provenge delays disease progression and its associated pain. We expect to enroll 240 men in these trials.

     A Phase II trial is ongoing to evaluate the safety and efficacy of Provenge in treating men with relapsed prostate cancer who have not received hormone therapy. We expect to begin a Phase III trial in this setting in 2001.

 Mylovenge for B-cell Malignancies: Multiple Myeloma and Amyloidosis

     An estimated 14,000 people will be diagnosed with multiple myeloma, a cancer of the blood, this year and over 11,000 individuals will die from this disease in the United States. It accounts for approximately 10% of cancers of the blood. Amyloidosis is a disease related to multiple myeloma, afflicting approximately 2,500 individuals in the United States annually. Amyloidosis is fatal in most cases.

     Mylovenge utilizes a patient-specific antigen, called M protein, a unique immunoglobulin, or antibody, produced by the patient's tumor and easily collected from the blood. We are currently conducting a Phase II trial, in collaboration with the Mayo Clinic, for the treatment of patients who have residual myeloma after high dose chemotherapy and stem cell transplant. We are also conducting a Phase II trial in multiple myeloma sites in the U.S. for the treatment of patients with high numbers of tumor cells that are resistant to standard therapy. Initial results have demonstrated tumor regression and disease stabilization in a significant number of patients. In 2001, we expect to begin a Phase II trial of Mylovenge combined with standard therapy.

     We have also treated patients with amyloidosis with Mylovenge as part of the Mayo Clinic Phase II trial. Some of these patients have shown significant clinical improvement even to damaged organs. None of the patients had side effects from treatment. We are currently enrolling additional amyloidosis patients in this trial.

 APC8024 for Treatment of Breast, Ovarian and Colon Cancers

     APC8024 is our vaccine against tumors that have increased levels of a protein called HER-2/neu on their surface. Increased levels of this protein are found in approximately 25% of metastatic breast cancers, ovarian, pancreatic and colon cancers. We have identified portions of the HER-2/neu molecule that stimulate a potent cell-mediated immune response when engineered into our Antigen Delivery Cassette.

     Two Phase I trials are underway to evaluate APC8024 for the treatment of patients with tumors that have HER-2/neu on their surface. The trials will examine different doses and schedules of APC8024 for safety and ability to stimulate immunity. If successful, we plan to use the results of these trials to select one treatment regimen for Phase II trials that will examine the effectiveness of APC8024 for the treatment of specific cancers. We are working in collaboration with The R.W. Johnson Pharmaceutical Research Institute on this project.

 APC80NY for Treatment of Multiple Cancers

     APC80NY targets the NY-ESO protein that is present on many cancers, including breast, prostate, lung, ovarian/uterine and bladder. We licensed the NY-ESO antigen from the Ludwig Cancer Institute, where scientists performed a series of preclinical studies that demonstrated NY-ESO is an excellent immunotherapy target present in a wide variety of tumors. We are currently engineering the NY-ESO antigen into our Antigen Delivery Cassette. This involves identifying those regions of the molecule that stimulate the strongest cell-mediated immunity and then combining those regions to yield a protein that is most effectively presented by dendritic cells.

 APC80TR for Treatment of Multiple Cancers

     APC80TR targets the Trp-P8 antigen that is present on 100% of prostate cancers and approximately 71% of breast cancers, 93% of colorectal cancers and 80% of lung cancers. Trp-P8 is the first antigen generated from our internal antigen discovery program. We plan to engineer the Trp-P8 antigen into our Antigen Delivery Cassette. We will identify the cassette that stimulates the strongest cell-mediated immunity and use this protein for our vaccine, APC80TR.

Therapeutic Antibody Products

 Danton (DN1924) Antibody for Treatment of Cancer

     Danton (DN1924) is our therapeutic antibody which targets a unique antigen present on normal and malignant blood cells and causes death of only malignant cells. Danton's target is present on numerous blood-borne tumors, such as Hodgkin's lymphoma, Non-Hodgkin lymphoma, and B-cell leukemias. Current treatment for these cancers includes chemotherapy, radiation, and high dose chemotherapy with stem cell transplantation, all of which are highly toxic and curative only in a minority of cases. Preclinical studies suggest that Danton (DN1924) can kill human cancer cells without apparent toxicity or immune suppressive side effects. Furthermore, these preclinical studies suggest that cancer cells may not develop resistance to this treatment over time.

 Dantes (DN1921) Antibody for Treatment of Autoimmune Disease

     Dantes (DN1921) is our therapeutic antibody that suppresses activities of the immune system. Autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus, multiple sclerosis, myasthenia gravis and pemphigus vulgaris, result from unwanted activities of the immune system. Current therapeutics include nonspecific immune suppression by corticosteroids, methotrexate and other drugs. Although these treatments may reduce tissue damage in some patients, they are not curative.

     Dantes (DN1921) is specific for a well-known target for immunosuppression, HLA-DR. Previously, other companies have attempted to develop drugs that targeted HLA-DR. Although those drugs were usually effective immunosuppressants, they failed in preclinical studies due to unacceptable toxicity. We have observed that immunosupression and toxicity are mediated by two separate parts of the antibody molecule. We are developing Dantes (DN1921) to take advantage of this observation. Dantes (DN1921) has shown significant immunosuppressive abilities in our preclinical studies without producing toxicity.

Additional Vaccine Products

     We believe that our vaccine technologies have additional potential applications that we will pursue in the fields of autoimmune diseases, allergies and infectious diseases.

Cell Separation Products

     We have developed proprietary cell separation technology which can be tailored for specific cell types. This technology consists of two components: specially engineered separation containers, and solutions called buoyant density solutions. We prepare our buoyant density solutions to match the buoyant density of a particular cell type. By matching buoyant densities in this manner, we are able to control whether or not a specific cell type floats or sinks in the solution. This allows us to isolate the desired cells easily, rapidly and without the need for the biological reagents used in conventional cell separation techniques.

     In 1996, we received a marketing authorization in the United States on a family of our separation devices. In 1999, we obtained pre-marketing approval, or a PMA, from the FDA for our DACS(R)SC kit and in July 2000, we granted exclusive worldwide marketing and distribution rights to Charter Medical, Ltd., for this device. This product uses our cell separation technology to prepare stem cells for transplantation following high dose chemotherapy, which is standard therapy for many blood cell malignancies, such as multiple myeloma, lymphoma and leukemias. Stem cells, sometimes called hematopoietic progenitor cells, are collected from the blood before chemotherapy and infused afterwards to restore the destroyed marrow.

     We also use our cell separation technology to isolate dendritic cells for our cancer vaccines. For cell types outside of our interests, we license our technology to third parties. For example, we currently have agreements to allow BioTransplant, Inc. and Osiris Therapeutics, Inc. to use our technology to isolate cells for their products.

Collaborations

 Kirin Brewery Co., Ltd.

     Kirin Brewery Co., Ltd. (Kirin) is our collaborator for the marketing and development of our vaccines in Asia. We have granted Kirin an exclusive license to our proprietary dendritic cell technology for the development and commercialization of our products in Japan and other Asian countries. We also granted Kirin an option to obtain an exclusive license to commercialize in these countries other products we develop with our dendritic cell technology. In exchange, Kirin has granted us an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement.

     Additionally, we conduct collaborative research with Kirin intended to create improvements in our dendritic cell technology and to develop new products. By agreement, Kirin will own all rights in these improvements and will exclusively license them to us. We also supply Kirin with devices, reagents and some of our proprietary antigens. Kirin, in turn, supplies us with some of its proprietary antigens and other items. We and Kirin have also agreed to collaborate in the clinical development and commercialization in the European Union of novel products jointly developed under our agreements and to share equally in any profits.

     In connection with these agreements, Kirin has paid us an upfront license fee of $5.0 million. In December 1998, Kirin exercised an option under the agreement to receive rights to our prostate program for which Kirin paid us $1.0 million and is obligated to pay us up to an additional $4.0 million in fees and milestone payments. Kirin is solely responsible for the development and clinical trials of the prostate program in Japan. We will also receive royalties on sales of any products in Japan that utilize the licensed technology. In April 2000, Kirin exercised an option under the agreement to receive rights to our multiple myeloma program for which Kirin paid us $1.0 million and is obligated to pay us up to an additional $4.0 million in fees and milestone payments. Kirin is solely responsible for the development and clinical trials of the multiple myeloma program in Japan. We will also receive royalties on sales of products in Japan that utilize the licensed technology.

     Additionally, Kirin is obligated to support our research efforts. We received from Kirin $2.3 million and $1.3 million for research funding in 2000 and 1999, respectively. We are obligated to pay royalties to Kirin on products that we sell in North America, developed by or in collaboration with Kirin under these agreements. We and Kirin are also obligated to pay for items supplied by the other party at the fully-burdened manufacturing cost plus a handling fee. Kirin has the right to terminate these agreements without cause on 90 days written notice after January 1, 2002. Pursuant to these agreements, in February 2000, we exercised our right to have Kirin purchase

$5.0 million of our common stock in a private placement that closed simultaneously with the completion of our initial public offering at the initial public offering price of $10.00 per share.

 The R.W. Johnson Pharmaceutical Research Institute

     In October 2000, we entered into a Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute (R.W. Johnson), a division of Ortho-McNeil Pharmaceutical, Inc. and a member of the Johnson & Johnson family of companies. The agreement provides for studies of R.W. Johnson technology and of our technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, will be performed jointly by us and R.W. Johnson. It will involve at least two Phase I clinical trials of human subjects.

     Under the agreement, R.W. Johnson paid us a study fee of $3.0 million and a milestone payment of $1.0 million at the initiation of clinical trials under our Investigational New Drug application, filed with the FDA in November 2000, for APC8024, our proprietary antigen activated dendritic cell product. The agreement also provides in part that R.W. Johnson will fund the research plan by paying us for our research effort. During 2000, R.W. Johnson also paid to the Company, $1.1 million to acquire capital assets on behalf of R.W. Johnson provided for in the collaboration research plan. R.W. Johnson will receive exclusive access to the work and its results and an exclusive right to negotiate with us during the term of the agreement regarding further activities in the territory and field covered by the agreement.

     The agreement provides that during the course of this collaboration, we and R.W. Johnson will endeavor to agree upon terms for future collaboration using R.W. Johnson's and our respective separate and/or combined technologies.

Manufacturing

     We manufacture the Antigen Delivery Cassettes used to conduct preclinical and clinical trials. We manufacture our Antigen Delivery Cassettes as recombinant proteins using standard production methods in compliance with current good manufacturing practices, or cGMP. We intend to rely on third party contract manufacturers to produce larger quantities of Antigen Delivery Cassettes for product commercialization.

     We own and operate cell-processing centers in Mountain View, California and Seattle, Washington. In addition, we use four third-party dendritic cell-processing centers operated in conjunction with the Mayo Clinic in Rochester, Minnesota, Kirin in Tokyo, Japan, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey.

     We also manufacture cell separation devices that isolate cells from blood and other bodily fluids. We rely on subcontractors to manufacture these devices in full compliance with cGMP.

Intellectual Property

     We protect our technology through United States and foreign patent filings, trademarks and trade secrets. As of March 1, 2001, we had 87 United States and foreign patents and 223 patent applications pending. In addition, we have licensed from others 67 issued patents or patent applications pending. Our issued patents expire on dates from May 22, 2007 through July 17, 2018. In addition, our issued and allowed patents include patents that are directed to the solutions and devices by which cells can be isolated and manipulated, including claims that apply specifically to the isolation of dendritic cells, and claims on the use of these cells for immunotherapy, such as for the treatment of diseases such as B-cell malignancies. We have also received claims on treatment methods covering a variety of immunostimulatory antigen compositions. These include our Antigen Delivery Cassette for use with a variety of tumor antigens and specifically, the prostate antigen containing cassette, for which we have independent patent protection. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the cancer vaccine field. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. For example, we are aware of others that have had patents issued to them in the dendritic cell field relating to methods to isolate, culture or activate dendritic cells and relating to the treatment with antigens of cancers such as prostate cancer. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

     We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

Competition

     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development. Companies, including AVI Biopharma, Inc., Cell Genesys, Inc., NW Biotherapeutics, Inc., Therion Biologics Corporation and Vical Incorporated, have disclosed that they are developing cancer vaccines that may compete with Provenge. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge. However, to our knowledge, we are the only company that has begun Phase III clinical development of a therapeutic cancer vaccine for prostate cancer.

     Many companies, including major pharmaceutical companies, are also developing alternative therapies that may compete with our other products in the fields of cancer, autoimmune diseases, allergies and infectious diseases. Many of the companies developing cancer vaccines and alternative treatments have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

     Our ability to commercialize our products and compete effectively will depend, in large part, on;

     . our ability to advance Provenge and Mylovenge through clinical trials and to successfully manufacture and market these vaccines;

     . the price of our vaccines relative to other products or competing treatments;

     . the effectiveness of our sales and marketing efforts and those of our marketing partners;

     . the perception by physicians and other members of the health care community of the safety, efficacy and benefits of our vaccines compared to those of competing products or therapies;

     . the willingness of physicians to adopt a new treatment regimen represented by our dendritic cell technology; and

     .  unfavorable publicity concerning cancer vaccines.

     Competition among products approved for sale will be based, among other things, upon efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our technologies, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate partnerships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

Employees

     As of December 31, 2000, we had 99 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

Executive Officers of the Registrant

     Our executive officers and their ages as of March 1, 2001 were as follows:

NAME                                  AGE  POSITION
----                                  ---  --------
Christopher S. Henney, Ph.D., D.Sc.    60  Chief Executive Officer and
                                             Chairman of the Board of Directors
T. Dennis George, J.D.                 62  Senior Vice President, Corporate Affairs,
                                             General Counsel and Secretary
Martin A. Simonetti                    43  Senior Vice President, Finance,
                                             Chief Financial Officer, and Treasurer
David L. Urdal, Ph.D.                  51  President, Chief Scientific Officer,
                                             and Vice Chairman of the Board
Frank H. Valone, M.D.                  51  Senior Vice President, Medical and
                                             Regulatory Affairs, and Chief Medical Officer

     Christopher S. Henney, Ph.D., D.Sc., has served as our Chief Executive Officer and Director since May 1995 and as our Chairman of the Board of Directors since January 2001. In 1989, Dr. Henney co-founded ICOS Corporation, a publicly-held biotechnology company, where from 1989 to 1995, Dr. Henney served as Executive Vice President, Scientific Director and Director. In 1981, Dr. Henney co-founded Immunex Corporation, a publicly-held biotechnology company, where from 1981 to 1989, he held various positions, including Director, Vice Chairman and Scientific Director. Dr. Henney is also a former academic immunologist. Dr. Henney currently serves as a director of Techne Corporation, Sonus Pharmaceuticals Inc., Bionomics, Inc. and Structural Genomix, Inc. Dr. Henney received a B.Sc. with Honors, a Ph.D. in experimental pathology and a D.Sc. for his contributions to immunology from the University of Birmingham, England.

     T. Dennis George, J.D., has served as our Senior Vice President of Corporate Affairs, General Counsel and Secretary since December 1999. From 1977 until joining us, Mr. George was a partner in the law firm George, Hull, Porter & Kohli, P.S. in Seattle, Washington. Mr. George is a member of the Washington State, King County and American Bar Associations and is a former president of the Federal Bar Association of the Western District of Washington. Mr. George is admitted to the U.S. Supreme Court, U.S. Court of Appeals for the Ninth Circuit and U.S. District Courts for the Western and Eastern Districts of Washington. Mr. George received a B.S. with honors from Northern Michigan University and a J.D. with honors from the University of Wisconsin Law School.

     Martin A. Simonetti has served as our Chief Financial Officer and Treasurer since joining us in January 1999 and Senior Vice President, Finance since January 2001. From 1991 to 1998, Mr. Simonetti was employed at Amgen Inc., a pharmaceutical company, where he held various positions, including Vice-President Operations and Finance of Amgen BioPharma and their Director of Colorado Operations. From 1984 to 1991, Mr. Simonetti was employed at Genentech, Inc., a biotechnology company, first as a scientist in their Medicinal and Analytical Chemistry Department and later, after obtaining an M.B.A., as a financial analyst and quality group controller. Mr. Simonetti received a B.S. and an M.S. in Nutrition from the University of California, Davis and an M.B.A. from the University of Santa Clara.

     David L. Urdal, Ph.D., has served as our President since January 2001 and as our Chief Scientific Officer and Vice Chairman of our Board of Directors since joining us in July 1995. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

     Frank H. Valone, M.D., has served as our Senior Vice President, Medical and Regulatory Affairs, since January 1999 and as our Chief Medical Officer since 1994. From 1991 until joining us, Dr. Valone was Associate Professor of Medicine at Dartmouth-Hitchcock Medical Center, Norris Cotton Cancer Center. From 1984 to 1991, Dr. Valone held various positions at the VA Medical Center in San Francisco, including Chief of Hematology/ Oncology. From 1982 to 1991, Dr. Valone held faculty positions at the University of California, San Francisco, including Associate Professor of Medicine. Prior to that time, Dr. Valone served as an instructor in Medicine at Harvard Medical School and instructor in Medical Oncology at the Dana Farber Cancer Institute. Dr. Valone received a B.A. from Hamilton College and an M.D. from Harvard Medical School.

ITEM 2.  PROPERTIES

     We lease approximately 70,650 square feet of laboratory, manufacturing and office space in Seattle, Washington under a lease expiring December 2008. The lease may be extended at our option for two consecutive five-year periods. We sublease to a subtenant approximately 11,100 square feet of this leased space under a lease expiring March 2004. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring June 2006. This lease may be extended at our option for one five year period. We sublease to a subtenant approximately 18,600 square feet of this leased space under a sublease expiring June 2001.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the Nasdaq National Market System under the symbol "DNDN". Public trading of our common stock commenced on June 16, 2000. Prior to this time, there was no public market for our stock. The following table summarizes our common stock's high and low sales prices for the periods indicated as reported by the Nasdaq National Market System.

2001                                                    High     Low
----                                                    ----     ---
First Quarter (through March 9, 2001)                   $14.81  $ 9.44

2000
----
Second Quarter (from June 16, 2000 to June 30, 2000)    $16.56  $ 9.69
Third Quarter                                           $25.00  $12.25
Fourth Quarter                                          $22.63  $12.00

     As of March 1, 2001, there were approximately 167 holders of record of our common stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

     On February 4, 2000, we sold an aggregate of 970,708 of Series E Preferred Stock at a price per share of $4.25 to a group of private accredited investors for gross proceeds of $4.1 million. All shares of preferred stock outstanding as of the date of our initial public offering automatically converted to common stock immediately prior to the completion of our initial public offering. The sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon
Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in the above transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about the Company.

Use of Proceeds From Sales of Registered Securities

     The Registration Statement (SEC File No. 333-31920) for our initial public offering (the "Offering") became effective June 16, 2000, covering an aggregate of 5,175,000 shares of our common stock, including the underwriters' over-allotment option. The Offering commenced June 16, 2000, and on June 21, 2000, we issued 4,500,000 shares of our common stock at an initial public offering price of $10.00 per share. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.8 million, were approximately $40.3 million. Prudential Vector HealthCare Group, a unit of Prudential Securities Incorporated, was the managing underwriter of the Offering, and SG Cowen Securities Corporation and Pacific Growth Equities, Inc. were the co-managers. In July 2000, the underwriters exercised their over-allotment option and purchased an additional 385,732 shares of our common stock at the $10.00 per share initial public offering price. The completion of this offering, including the over-allotment option, resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to us of approximately $43.8 million, after deducting underwriting discounts and commissions and offering expenses. None of the offering proceeds were paid, directly or indirectly, to: (i) directors or officers, or their associates; (ii) persons owning ten percent or more of any class of our equity securities; or (iii) affiliates.

     From the effective date of the Registration Statement through December 31, 2000, we used approximately $3.3 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes appearing elsewhere in this report.

                                                                            Year Ended December 31,
                                                           ------------------------------------------------------
                                                             2000        1999        1998       1997       1996
                                                             ----        ----        ----       ----       ----
   Statement of Operations Data:                                    (in thousands, except per share data)
   Total revenue                                           $  6,519    $  3,719    $    866    $   793    $   474
   Operating expenses:
       Research and development                              17,191      10,222       8,064      5,290      5,093
       General and administrative                             7,262       6,110       2,893      2,894      2,209
       Sales and marketing                                      250          --          --         --         --
                                                           --------    --------    --------    -------    -------
   Total operating expenses                                  24,703      16,332      10,957      8,184      7,302
                                                           --------    --------    --------    -------    -------
   Loss from operations                                     (18,184)    (12,613)    (10,091)    (7,391)    (6,828)
   Interest and other income, net:
       Interest income                                        2,828         414         361        267        226
       Interest expense                                        (613)       (351)        (41)       (47)      (114)
       Other income (loss), net                                  --          32          (2)         8         --
                                                           --------    --------    --------    -------    -------
   Interest and other income, net                             2,215          95         318        228        112
                                                           --------    --------    --------    -------    -------
   Loss before income taxes                                 (15,969)    (12,518)     (9,773)    (7,163)    (6,716)
   Provision for income taxes                                   100          --         600         --         --
                                                           --------    --------    --------    -------    -------
   Net loss                                                 (16,069)    (12,518)    (10,373)    (7,163)    (6,716)
   Deemed dividend upon issuance of convertible
       preferred stock                                       (4,110)       (285)         --         --         --
                                                           --------    --------    --------    -------    -------
   Net loss attributable to common stockholders            $(20,179)   $(12,803)   $(10,373)   $(7,163)   $(6,716)
                                                           ========    ========    ========    =======    =======
   Basic and diluted net loss per common share               $(1.57)    $(13.54)    $(16.48)   $(21.37)   $(58.47)
                                                           ========    ========    ========    =======    =======
   Shares used in computation of basic and diluted net
       loss per common share                                 12,840         946         630        335        115
                                                           ========    ========    ========    =======    =======
   Pro forma basic and diluted net loss per share            $(1.04)     $(1.07)
                                                           ========    ========
   Pro forma shares used in computation of basic and
       diluted net loss per share (1)                        19,339      11,963
                                                           ========    ========

                                                                                     December 31,
                                                             ---------------------------------------------------------------
                                                               2000          1999          1998          1997          1996
                                                             --------      -------       -------        ------        ------
Balance Sheet Data:                                                                 (in thousands)
Cash, cash equivalents, short- and long-term investments     $ 97,155      $13,813       $ 9,930        $8,223        $3,397
Working capital                                                74,560        9,738         6,465         7,471         2,692
Total assets                                                  109,558       17,375        12,038         9,910         4,840
Long-term obligations, less current portion                     1,469        2,799           531            --           171
Total stockholders' equity                                     85,519        5,569         2,779         8,306         3,598

(1) See Note 9 of notes to financial statements for an explanation of the determination of the number of shares used in computing pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was $67.6 million. We have incurred net losses since inception as a result of research and development expenses, general and administrative expenses in support of our operations, and sales and marketing expenses. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

RESULTS OF OPERATIONS

 Years Ended December 31, 2000 and 1999

     Revenue. Revenue increased approximately 75% in 2000 to $6.5 million, from $3.7 million in 1999. Revenue in 2000 consisted of $6.1 million from collaborative and license agreements and $460,000 of grant revenue. Revenue in 1999 consisted of $3.5 million from collaborative and license agreements and $261,000 of grant revenue. The year to year increase was primarily due to $1.5 million revenue related to agreements we entered into with R.W. Johnson and a $1.0 million increase in revenue related to agreements we entered into with Kirin.

     Research and Development Expenses. Research and development expenses increased approximately 68% in 2000 to $17.2 million, from $10.2 million in 1999. Of the $7.0 million increase in research and development expenses, $1.6 million was due to product development expenses, including fees paid to third parties associated with conducting clinical trials, $1.4 million was due to personnel related costs, $1.2 million was due to non-cash stock-based compensation, $1.2 million was due to supplies and $961,000 was due to facilities and depreciation expense.

     General and Administrative Expenses. General and administrative expenses increased approximately 19% in 2000 to $7.3 million, from $6.1 million in 1999. Of the $1.2 million increase in general and administrative expenses, $1.7 million was due to personnel related expenses, and $308,000 was due to non-cash stock-based compensation offset by a decrease in facilities and depreciation expense of $1.2 million.

     Sales and Marketing. Sales and marketing expenses were $250,000 in 2000 and $0 in 1999. Of the $250,000 increase in sales and marketing expenses, $139,000 was due to personnel related expenses and $111,000 was due to consulting expenses.

     Interest Income. Interest income increased approximately 583% to $2.8 million in 2000, from $414,000 in 1999. The increase in 2000 was attributable to higher average balances of cash, cash equivalents, short and long-term investments.

     Interest Expense. Interest expense increased approximately 75% to $613,000 in 2000, from $351,000 in 1999. This was attributable to interest expense associated with a loan we obtained in June 1999.

     Income Tax Expense. Income tax expense was $100,000 in 2000. The income tax expense related to a withholding tax assessed by Japan on certain payments received from Kirin. Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes in 1999.

 Years Ended December 31, 1999 and 1998

     Revenue. Revenue increased approximately 329%, to $3.7 million in 1999 from $866,000 in 1998. Revenue in 1999 consisted of $3.5 million from collaborative and license agreements and $261,000 of grant revenue. Revenue in 1998 consisted of $629,000 from collaborative and license agreements and $237,000 of grant revenue. The year to year increase was primarily due to a $3.0 million increase in revenue related to agreements we entered into with Kirin.

     Research and Development Expenses. Research and development expenses increased approximately 27%, to $10.2 million in 1999 from $8.1 million in 1998. Of the $2.1 million increase in research and development expenses, $1.9 million was due to facilities and depreciation expense, $354,000 was due to non-cash stock-based compensation, $280,000 was due to supplies and $112,000 was due to product development expenses, including fees paid to third parties associated with conducting clinical trials offset by a decrease in salaries and personnel related costs of $469,000.

     General and Administrative Expenses. General and administrative expenses increased approximately 111%, to $6.1 million in 1999 from $2.9 million in 1998. Of the $3.2 million increase in general and administrative expenses, $1.3 million was due to facilities and depreciation expenses, $1.1 million was due to salaries and other personnel related expenses, $523,000 was due to professional fees and $341,000 was due to non-cash stock-based compensation.

     Interest Income. Interest income increased approximately 15%, to $414,000 in 1999 from $361,000 in 1998. This was attributable to higher average balances of cash, cash equivalents and short-term investments.

     Interest Expense. Interest expense increased approximately 756%, to $351,000 in 1999 from $41,000 in 1998. This was attributable to interest expense associated with a loan we obtained in June 1999.

     Income Tax Expense. Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes in 1999. Income tax expense in 1998 was $600,000 and related to a withholding tax assessed by Japan on certain payments received from Kirin.

Revenue Recognition

     Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

     Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each agreement. Under these agreements, the Company is required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful. Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.

     Revenue related to grant agreements is recognized as related research and development expenses are incurred.

     Milestone and royalty payments are recognized in full at such time as the specified milestone has been achieved. Revenue from product supply agreements is recorded when the product is shipped or when all obligations under the agreements are met.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 is based upon existing accounting rules and provided specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. The adoption of SAB 101 in 2000 did not have a material impact on the financial position or results of operations of the Company.

     As of December 31, 2000, we had deferred revenues of approximately $14.8 million.

Net Operating Loss Carryforwards

     At December 31, 2000, we had net operating loss carryforwards of approximately $29.5 million to offset any future federal and state taxable income. If not utilized, the tax net operating loss carryforwards will expire at various dates beginning in 2009 through 2012. We also had research and development tax credit carryforwards at December 31, 2000, of approximately $2.1 million for federal income tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Stock-Based Compensation Expense

     Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date. We recorded total deferred stock-based compensation of $3.1 million in 2000, $2.1 million in 1999, and $589,000 in 1998. We initially recorded these amounts as a component of stockholders' equity and are amortizing them by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred stock-based compensation of $2.3 million in 2000, $844,000 in 1999, and $149,000 in 1998. We expect amortization of deferred stock-based compensation expense to be $1.4 million in 2001, $741,000 in 2002, $274,000 in 2003 and $15,000 in 2004.

Deemed Dividend Upon Issuance of Convertible Preferred Stock

     We recorded a deemed dividend of $4.1 million and $285,000 in 2000 and 1999, respectively, for the issuance of Series E convertible preferred stock. The incremental fair value determined on the date of issuance for each closing of Series E convertible preferred stock is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss attributable to common s6tockholders in the calculation of net loss per share for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, short-term and long-term investments were $97.2 million at December 31, 2000. We have financed our operations since inception through our initial public offering, follow-on public offering, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned on cash, cash equivalents and investments, equipment lease line financings and loan facilities. Since January 1, 2000, we received net proceeds of $9.1 million from private financing activities and $84.0 million from our public offerings of our common stock. In 1999, we received net proceeds of $13.1 million from private financing activities. In 1998, we received net proceeds of $4.7 million from private financing activities. To date, inflation has not had a material effect on our business.

     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. At December 31, 2000, our investment in equipment and leasehold improvements was $4.7 million. We have an agreement with a financing company under which we have financed purchases of $2.5 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are 48 months and bear interest at rates ranging from 10.8% to 14.3% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of December 31, 2000, we had committed to the expenditure of $2.8 million for laboratory and manufacturing space at this facility, leaving approximately $700,000 available. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

     Net cash used in operating activities for the years ended December 31, 2000, 1999, and 1998 was $8.8 million, $12.1 million and $2.9 million, respectively. Expenditures in all periods were a result of increased research and development expenses, general and administrative expenses in support of our operations and sales and marketing expenses.

     In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan bears interest at an annual rate of 13.3%. We made monthly interest payments on this loan for the first six months and will make principal and interest payments for 24 months thereafter.

     As of December 31, 2000, we anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was effective for the Company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

     As of December 31, 2000, we had an accumulated deficit of $67.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts.

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

     We believe that our cash on hand at December 31, 2000, and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this timeframe depending on a number of factors, including the following:

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

     We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some or all of our clinical trials. We also may be forced to license to others technologies that we would prefer to develop internally. If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and new investors could have rights superior to holders of our outstanding shares.

     We are subject to extensive regulation, which can be costly, time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

     All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge, Mylovenge and our other products are novel; therefore, regulatory agencies lack experience with them which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products. No cancer vaccine using dendritic cell technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our business.

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

     Clinical testing is very expensive, can take many years, and the outcome is uncertain. A minimum of 12 months will elapse before we learn the results of our prostate cancer vaccine trial. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Provenge, our prostate cancer vaccine, or any of our other vaccine products. The clinical trials of Provenge, Mylovenge, our multiple myeloma vaccine, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

     Moreover, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre- approval plant inspection, the FDA premarket approval of our vaccines will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

     We have constructed two facilities for cell processing, the manufacture of antigens and final formulation of our cancer vaccines. We also use four, third-party cell processing centers. These six facilities may not be sufficient to meet our ongoing needs for our prostate and multiple myeloma clinical trials. Additionally, if we decide to manufacture our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

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

     If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin or other collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

     Our collaborations with Kirin or others may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaboration with Kirin. Disputes may arise between us and Kirin, and other potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

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

     As of March 1, 2001, we owned 87 patents and had licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

     Our success depends, to a significant extent, upon the efforts and abilities of Christopher S. Henney, Ph.D., D.Sc., our Chairman of the Board of Directors and Chief Executive Officer, and David L. Urdal, Ph.D., our President and Chief Scientific Officer, and other members of senior management. The loss of the services of one or more of our key employees could delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

     Our stock price may continue to be highly volatile.

     The trading price for our common stock has been and we expect it to continue to be volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results and general market and economic conditions, which are beyond our control. Factors such as fluctuations in our financial and operating results, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning proprietary rights and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during period of stock market volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2000, we had short-term investments of $32.0 million and long-term investments of $14.7 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by $312,000, which would not materially impact the Company's operations. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with related notes and the report of Ernst & Young, LLP, independent accounts, are listed in Items 14(a) and included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors and nominees is incorporated by reference to the Company's 2001 Proxy Statement under the caption "Election of Directors", and for the executive officers of the Company, the information is included in Part I, Item 1, under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the 2001 Proxy Statement under the caption "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the 2001 Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1) Index to Financial Statements and Report of Independent Auditors.

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                          Page
                                                          ----
     Index to Financial Statements                        F-1
     Report of Ernst & Young LLP, Independent Auditors    F-2
     Balance Sheets                                       F-3
     Statements of Operations                             F-4
     Statements of Stockholders' Equity                   F-5
     Statements of Cash Flows                             F-6
     Notes to Financial Statements                        F-7

     (2) Index to Financial Statement Schedules.

         None required.

     (3) Exhibits.

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
    3.1  Amended and Restated Certificate of Incorporation.(2)
    3.2  Bylaws.(1)
    4.1  Specimen Common Stock certificate.(1)
   10.1 Indemnity Agreement between the Registrant and each of its directors and certain of its officers.(2)
   10.2  2000 Equity Incentive Plan, as amended.*
   10.3  2000 Employee Stock Purchase Plan.(2)*
   10.4 Fourth Amended and Restated Stockholders' Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant's securities.(1)
   10.5  Series E Preferred Stock Purchase Agreement, dated September 3,
         1999.(1)
   10.6 Registration Rights and Shareholder's Agreement, dated October 18, 1999, between the Registrant and Fresenius AG.(1)
   10.7 Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18, 1999.(1)
   10.8 Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal.(1)
   10.9 Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni Business Park General Partnership.(1)
  10.10 Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.(1)
  10.11 Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.12 Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.13 Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.14+ Collaborative License Agreement, dated December 10, 1998, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.15+ Research and License Agreement, dated February 1, 1999, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.16+ Manufacturing and Supply Agreement, dated July 27, 1999, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.17+ Joint Commercialization Agreement, dated February 1, 2000, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.18 Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd.(2)
  10.19+ Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc.(2)
  23.1   Consent of Ernst & Young LLP, Independent Auditors.
  24.1   Power of Attorney (contained on signature page).
-----------------------------
(1)  Filed as an exhibit to Registration Statement on Form S-1, File No. 333-
     31920.
(2)  Filed as an exhibit to Registration Statement on Form S-1, File No. 333-
     47706
 +   Confidential treatment granted as to certain portions of this Exhibit.
 * Management compensatory plans and arrangements required to be filed as exhibits to this Report.

(b)  Reports on Form 8-K.
     No Reports on Form 8-K were filed in the fourth quarter of 2000.

(c)  Exhibits
     See exhibits listed under Item 14(a)(3).

(d)  Financial Statement Schedules
     The financial statement schedules required by this item are listed under
     Item 14(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 30th day of March, 2001.

                                    DENDREON CORPORATION

                                    By: /s/ Christopher S. Henney, Ph.D., D.Sc.
                                        --------------------------------------
                                          Christopher S. Henney, Ph.D., D.Sc.
                                              Chief Executive Officer and
                                          Chairman of the Board of Directors


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Christopher S. Henney, Ph.D., D.Sc. and Martin A. Simonetti, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

                  Signature                                        Title                               Date
/s/ Christopher S. Henney, Ph.D., D.Sc.        Chief Executive Officer and Chairman of the        March 30, 2001
---------------------------------------------  Board of Directors (Principal Executive
Christopher S. Henney, Ph.D., D.Sc.            Officer)

/s/ Martin A. Simonetti                        Chief Financial Officer, Senior Vice               March 30, 2001
---------------------------------------------  President, Finance, and Treasurer
Martin A. Simonetti                            (Principal Financial and Accounting Officer)

/s/ William Crouse                             Director                                           March 30, 2001
---------------------------------------------
William Crouse

/s/ Gerardo Canet                              Director                                           March 30, 2001
---------------------------------------------
Gerardo Canet

/s/ Timothy Harris, Ph.D.                      Director                                           March 30, 2001
---------------------------------------------
Timothy Harris, Ph.D.

/s/ Ruth Kunath                                Director                                           March 30, 2001
---------------------------------------------
Ruth Kunath

/s/ Ralph Shaw                                 Director                                           March 30, 2001
---------------------------------------------
Ralph Shaw

/s/ David L. Urdal, Ph.D.                      Director                                           March 30, 2001
---------------------------------------------
David L. Urdal, Ph.D.

/s/ Douglas Watson                             Director                                           March 30, 2001
---------------------------------------------
Douglas Watson

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
    3.1  Amended and Restated Certificate of Incorporation.(2)
    3.2  Bylaws.(1)
    4.1  Specimen Common Stock certificate.(1)
   10.1 Indemnity Agreement between the Registrant and each of its directors and certain of its officers.(2)
   10.2  2000 Equity Incentive Plan, as amended.
   10.3  2000 Employee Stock Purchase Plan.(2)
   10.4 Fourth Amended and Restated Stockholders' Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant's securities.(1)
   10.5  Series E Preferred Stock Purchase Agreement, dated September 3,
         1999.(1)
   10.6 Registration Rights and Shareholder's Agreement, dated October 18, 1999, between the Registrant and Fresenius AG.(1)
   10.7 Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18, 1999.(1)
   10.8 Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal.(1)
   10.9 Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni Business Park General Partnership.(1)
  10.10 Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.(1)
  10.11 Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.12 Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.13 Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and Transamerica Business Credit Corporation.(1)
  10.14+ Collaborative License Agreement, dated December 10, 1998, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.15+ Research and License Agreement, dated February 1, 1999, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.16+ Manufacturing and Supply Agreement, dated July 27, 1999, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.17+ Joint Commercialization Agreement, dated February 1, 2000, between the
         Registrant and Kirin Brewery Co., Ltd.(1)
  10.18 Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd.(2)
  10.19+ Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc.(2)
  23.1   Consent of Ernst & Young LLP, Independent Auditors.
  24.1   Power of Attorney (contained on signature page).
-----------------------------
(1)  Filed as an exhibit to Registration Statement on Form S-1, File No. 333-
     31920.
(2)  Filed as an exhibit to Registration Statement on Form S-1, File No. 333-
     47706
 +   Confidential treatment granted as to certain portions of this Exhibit.

                              DENDREON CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Report of Ernst &Young LLP, Independent Auditors........................... F-2
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statements of Stockholders' Equity......................................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Dendreon Corporation

     We have audited the accompanying balance sheets of Dendreon Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendreon Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                Ernst & Young LLP

Seattle, Washington
February 9, 2001

                              DENDREON CORPORATION

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                               December 31,
                                                                                         ------------------------
                                                                                           2000            1999
                                                                                         --------        --------
                                          ASSETS
                                          ------
Current assets:
   Cash and cash equivalents..........................................................   $ 50,493        $  7,085
   Short-term investments.............................................................     32,011           6,728
   Accounts receivable................................................................      6,855             813
   Other current assets...............................................................      2,915             576
                                                                                         --------        --------
Total current assets..................................................................     92,274          15,202
Property and equipment, net...........................................................      1,762           1,499
Long-term investments.................................................................     14,651              --
Deposits and other assets.............................................................        871             674
                                                                                         --------        --------
Total assets..........................................................................   $109,558        $ 17,375
                                                                                         ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Accounts payable...................................................................   $  1,246        $    377
   Accrued liabilities................................................................      2,400             757
   Accrued compensation...............................................................      1,969             505
   Deferred revenue...................................................................      9,924           2,434
   Current portion of long-term debt..................................................      1,565           1,033
   Current portion of capital lease obligations.......................................        610             358
                                                                                         --------        --------
Total current liabilities.............................................................     17,714           5,464
Deferred revenue, less current portion................................................      4,856           3,543
Long-term debt, less current portion..................................................        281           1,967
Capital lease obligations, less current portion.......................................      1,188             832
Commitments
Stockholders' equity:
   Convertible preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares and 12,108,369 shares issued and outstanding at December 31,
       2000 and 1999, respectively....................................................         --              12
   Common stock, $0.001 par value; 80,000,000 shares authorized, 24,449,958 and 1,111,058 shares issued and outstanding at December 31, 2000 and
       1999, respectively.............................................................         24               1
   Additional paid-in capital.........................................................    155,413          58,838
   Deferred stock-based compensation..................................................     (2,442)         (1,715)
   Accumulated deficit................................................................    (67,636)        (51,567)
   Accumulated other comprehensive income.............................................        160              --
                                                                                         --------        --------
Total stockholders' equity............................................................     85,519           5,569
                                                                                         --------        --------
Total liabilities and stockholders' equity............................................   $109,558        $ 17,375
                                                                                         ========        ========

                            See accompanying notes.

                             DENDREON CORPORATION

                           STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)

                                                                            Year Ended December 31,
                                                                  ------------------------------------------
                                                                      2000            1999            1998
                                                                      ----            ----            ----
Revenue:
 Collaborative and license revenue.............................   $     6,059       $  3,458        $    629
 Grant revenue.................................................           460            261             237
                                                                  -----------       --------        --------
Total revenue..................................................         6,519          3,719             866

Operating expenses:
 Research and development......................................        17,191         10,222           8,064
 General and administrative....................................         7,262          6,110           2,893
 Sales and marketing...........................................           250             --              --
                                                                  -----------       --------        --------
Total operating expenses.......................................        24,703         16,332          10,957
                                                                  -----------       --------        --------
Loss from operations...........................................       (18,184)       (12,613)        (10,091)
Interest and other income, net:
 Interest income...............................................         2,828            414             361
 Interest expense..............................................          (613)          (351)            (41)
 Other income (loss), net......................................            --             32              (2)
                                                                  -----------       --------        --------
Interest and other income, net.................................         2,215             95             318
                                                                  -----------       --------        --------
Loss before income taxes.......................................       (15,969)       (12,518)         (9,773)

Provision for income taxes.....................................           100             --             600
                                                                  -----------       --------        --------
Net loss.......................................................       (16,069)       (12,518)        (10,373)
Deemed dividend upon issuance of convertible
 preferred stock...............................................        (4,110)          (285)             --
                                                                  -----------       --------        --------
Net loss attributable to common stockholders...................   $   (20,179)      $(12,803)       $(10,373)
                                                                  ===========       ========        ========

Basic and diluted net loss per share...........................        $(1.57)       $(13.54)        $(16.48)
                                                                  ===========       ========        ========
Shares used in computation of basic and diluted net
 loss per share................................................    12,839,866        945,761         629,562
                                                                  ===========       ========        ========

                            See accompanying notes.

                              DENDREON CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                                                  Convertible
                                                                Preferred Stock        Common Stock     Additional     Deferred
                                                             ---------------------  ------------------    Paid-in     Stock-Based
                                                                Shares     Amount     Shares    Amount    Capital    Compensation
                                                             ------------  -------  ----------  ------  -----------  -------------
Balance, January 1, 1998                                       8,072,524     $  8      615,441     $ 1    $ 36,973        $    --
 Exercise of stock options for cash.......................            --       --       79,041      --          47             --
 Issuance of Series D convertible preferred stock for
  cash at $5.00 per share (net of issuance costs of $35)         937,000        1           --      --       4,649             --
 Deferred stock-based compensation........................            --       --           --      --         589           (589)
 Amortization of deferred stock-based compensation........            --       --           --      --          --            149
 Net loss.................................................            --       --           --      --          --             --
                                                             -----------     ----   ----------     ---    --------        -------

Balance, December 31, 1998                                     9,009,524        9      694,482       1      42,258           (440)
 Exercise of stock options for cash.......................            --       --      416,576      --         217             --
 Issuance of Series E convertible preferred stock for
  cash at $4.25 per share (net of issuance costs of $27)..     3,098,845        3           --      --      13,140             --
 Issuance of stock warrants...............................            --       --           --      --       1,104             --
 Deferred stock-based compensation........................            --       --           --      --       2,119         (2,119)
 Amortization of deferred stock-based compensation........            --       --           --      --          --            844
 Net loss.................................................            --       --           --      --          --             --
                                                             -----------     ----   ----------     ---    --------        -------

Balance, December 31, 1999                                    12,108,369       12    1,111,058       1      58,838         (1,715)
 Exercise of stock options for cash.......................            --       --      810,366       1         423             --
 Issuance of Series E convertible preferred stock for
  cash at $4.25 per share (net of issuance costs of $15)..       970,708        1           --      --       4,109             --
 Conversion of preferred stock to common stock on a
  1 to 1.1 basis..........................................   (13,079,077)     (13)  14,386,945      14          (1)            --
 Proceeds from initial public offering (net of issuance
  costs of $5,023)........................................            --       --    4,885,732       5      43,829             --
 Issuance of common stock for cash........................            --       --      500,000       1       4,999             --
 Proceeds from follow-on public offering (net of
  issuance costs of $2,872)...............................            --       --    2,753,000       2      40,141             --
 Exercise of stock warrants...............................            --       --        2,857      --          --             --
 Deferred stock-based compensation........................            --       --           --      --       3,075         (3,075)
 Amortization of deferred stock-based compensation........            --       --           --      --          --          2,348
 Comprehensive loss:
  Net loss................................................            --       --           --      --          --             --
  Net unrealized gain on securities available-for-sale....            --       --           --      --          --             --

 Comprehensive loss                                                   --       --           --      --          --             --
                                                             ---------------------------------------------------------------------
Balance, December 31, 2000                                            --     $ --   24,449,958     $24    $155,413        $(2,442)
                                                             =====================================================================

                                                                              Accumulated
                                                                                 Other             Total
                                                            Accumulated      Comprehensive     Stockholders'
                                                              Deficit           Income             Equity
                                                            ------------  -------------------  --------------
Balance, January 1, 1998                                       $(28,676)                 $ --       $  8,306
 Exercise of stock options for cash.......................           --                    --             47
 Issuance of Series D convertible preferred stock for
  cash at $5.00 per share (net of issuance costs of $35)..           --                    --          4,650
 Deferred stock-based compensation........................           --                    --             --
 Amortization of deferred stock-based compensation........           --                    --            149
 Net loss.................................................      (10,373)                   --        (10,373)
                                                               --------   -------------------       --------

Balance, December 31, 1998                                      (39,049)                   --          2,779
 Exercise of stock options for cash.......................           --                    --            217
 Issuance of Series E convertible preferred stock for
  cash at $4.25 per share (net of issuance costs of $27)..           --                    --         13,143
 Issuance of stock warrants...............................           --                    --          1,104
 Deferred stock-based compensation........................           --                    --             --
 Amortization of deferred stock-based compensation........           --                    --            844
 Net loss.................................................      (12,518)                   --        (12,518)
                                                               --------   -------------------       --------

Balance, December 31, 1999                                      (51,567)                   --          5,569
 Exercise of stock options for cash.......................           --                    --            424
 Issuance of Series E convertible preferred stock for
  cash at $4.25 per share (net of issuance costs of $15)..           --                    --          4,110
 Conversion of preferred stock to common stock on a
  1 to 1.1 basis..........................................           --                    --             --
 Proceeds from initial public offering (net of issuance
  costs of $5,023)........................................           --                    --         43,834
 Issuance of common stock for cash........................           --                    --          5,000
 Proceeds from follow-on public offering (net of
  issuance costs of $2,872)...............................           --                    --         40,143
 Exercise of stock warrants...............................           --                    --             --
 Deferred stock-based compensation........................           --                    --             --
 Amortization of deferred stock-based compensation........           --                    --          2,348
 Comprehensive loss:
  Net loss................................................      (16,069)                   --        (16,069)
  Net unrealized gain on securities available-for-sale....           --                   160            160
                                                                                                    --------
 Comprehensive loss                                                  --                    --        (15,909)
                                                            ------------------------------------------------
Balance, December 31, 2000                                     $(67,636)                 $160       $ 85,519
                                                            ================================================

                             See accompanying notes

                              DENDREON CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                      -----------------------------------
                                                                        2000          1999         1998
                                                                        ----          ----         ----
Operating Activities:
  Net loss..........................................................  $(16,069)     $(12,518)    $(10,373)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation...................................................       705           485          370
     Non-cash stock-based compensation expense......................     2,348           844          149
     Non-cash interest expense......................................        93            38           --
     Non-cash research and development expense......................        --           190           --
  Changes in assets and liabilities:
     Accounts receivable............................................    (6,042)         (534)         213
     Other current assets...........................................    (2,339)         (283)          49
     Deposits and other assets......................................      (290)          (79)        (393)
     Deferred revenue...............................................     8,803          (294)       6,690
     Accounts payable...............................................       869          (187)         112
     Accrued liabilities and compensation...........................     3,107           235          256
                                                                      --------      --------     --------
       Net cash used in operating activities........................    (8,815)      (12,103)      (2,927)
                                                                      --------      --------     --------

Investing Activities:
  Purchases of investments..........................................   (94,358)       (6,211)          --
  Maturities of investments.........................................    54,583         2,530        4,414
  Purchases of property and equipment...............................      (968)         (850)        (658)
                                                                      --------      --------     --------
       Net cash provided by (used in) investing activities..........   (40,743)       (4,531)       3,756
                                                                      --------      --------     --------

Financing Activities:
  Proceeds from equipment financing arrangement.....................     1,172           700          800
  Proceeds from (payments on) long-term debt........................    (1,154)        3,000           --
  Payments on capital lease obligations.............................      (564)         (224)        (205)
  Proceeds from sale of common stock................................    88,978            --           --
  Proceeds from sale of preferred stock.............................     4,110        13,143        4,650
  Proceeds from exercise of stock options...........................       424           217           47
                                                                      --------      --------     --------
       Net cash provided by financing activities....................    92,966        16,836        5,292
                                                                      --------      --------     --------
Net increase in cash and cash equivalents...........................    43,408           202        6,121
Cash and cash equivalents at beginning of year......................     7,085         6,883          762
                                                                      --------      --------     --------
Cash and cash equivalents at end of year............................  $ 50,493      $  7,085     $  6,883
                                                                      ========      ========     ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest..........................  $    520      $    308     $     41
                                                                      ========      ========     ========
  Cash paid during the period for foreign income taxes..............  $    100      $     --     $    600
                                                                      ========      ========     ========

                            See accompanying notes.

                             DENDREON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization

     Dendreon Corporation (the Company) was founded in 1992 as a Delaware-based corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.

     The Company is dedicated to the discovery and development of novel products that harness the power of the immune system to fight disease. The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer.

Cash, Cash Equivalents, Short and Long-Term Investments

     The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. The Company's cash equivalents, short and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income.

     The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses during the years ended December 31, 2000, 1999 and 1998.

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to four years. Computers and equipment leased under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or five years, whichever is shorter.

Concentrations of Credit Risk

     The Company is subject to concentration of credit risk, primarily from its investments. Credit risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

Revenue Recognition

     Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

     Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each agreement. Under these agreements, the Company is required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful.

Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.

     Revenue related to grant agreements is recognized as related research and development expenses are incurred.

     Milestone and royalty payments are recognized in full at such time as the specified milestone has been achieved. Revenue from product supply agreements is recorded when the product is shipped or when all obligations under the agreements are met.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 is based upon existing accounting rules and provided specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. The adoption of SAB 101 in 2000 did not have a material impact on the financial position or results of operations of the Company.

Research and Development Expenses

     Research and development expenses consist of costs incurred for proprietary and collaborative research and development and costs incurred under product supply agreements prior to product approval. These costs are expensed as incurred.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

     Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Net Loss Per Share

     Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). The calculation of basic and diluted net loss per share has been detailed in Note 9.

Fair Value of Financial Instruments

     At December 31, 2000, the Company had the following financial instruments: cash, cash equivalents, short- and long-term investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The carrying value of cash, cash equivalents, short and long-term investments, accounts receivable, accounts payable, and accrued liabilities approximates their fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the year ending 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not hold derivative instruments or engage in hedging activities.

Reclassifications

     Certain amounts have been reclassified in prior year financial statements to conform with current year presentations.

2.  Significant Agreements

     In October 2000, the Company entered into a Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute (R.W. Johnson), a division of Ortho-McNeil Pharmaceutical, Inc. and a member of the Johnson & Johnson family of companies. The agreement provides for studies of R.W. Johnson's technology and the Company's technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, will be performed jointly by the Company and R.W. Johnson. The research plan will involve at least two Phase I clinical trials of human subjects. The Company received a non-refundable study fee of $3.0 million upon signing the agreement. The Company also received a $1.0 million payment in December 2000 after the Company received FDA acceptance on an Investigational New Drug application. These payments have been deferred and are being recognized on a straight line basis over the 27-month term of the agreement. R.W. Johnson will also provide funding to the Company for research and development on a full time equivalent basis, capital purchases related to the agreement, and contract costs as provided for in the collaboration research plan. During the year ended December 31, 2000, the Company recognized revenue of $1.5 million related to this agreement, of which $1.1 million related to the research and development funding.

     R.W. Johnson paid the Company $1.1 million to acquire capital assets provided for in the collaboration research plan. This restricted cash is included in the cash and cash equivalents balance and accrued liabilities balance at December 31, 2000. As of December 31, 2000, no capital assets were purchased under this agreement.

     In December 1998, the Company and Kirin Brewery Co., Ltd. (Kirin) entered into a collaborative license agreement. The Company granted Kirin an exclusive license to employ the Company's dendritic cell technology in the development of therapeutic products for commercialization in Japan and certain other Asian countries. The Company also granted Kirin an option to obtain an exclusive license to commercialize in those countries, other products developed by the Company. In exchange, Kirin granted the Company an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. The Company received a nonrefundable, up-front fee of $5.0 million upon signing the agreement for the license rights granted under the agreement. In February 1999, the Company and Kirin also entered into a joint research agreement relating to dendritic cell product development. Under the terms of the agreement, Kirin will fund a minimum of $1.4 million per year for up to five years. In July 1999, the Company and Kirin entered into a manufacturing and supply agreement. Under the agreement, each party may supply the other with antigens or other supplies.

     In December 1998 and April 2000, Kirin exercised options under the collaboration agreement to receive rights to the Company's prostate program and multiple myeloma program, respectively. Kirin is solely responsible for the development and clinical trials of the prostate and multiple myeloma programs in Japan. The Company received a

$1.0 million non-refundable, up-front option fee on exercise of each of the options. The up-front option fees have been deferred and are being recognized on a straight-line basis over the five year research term. The Company will also receive royalties on sales of any products that utilize the licensed technology.

     Under the terms of the agreement, Kirin made a $2.0 million equity investment in the Company as part of the Series D offering. In February 2000, the Company exercised its right under the collaboration agreement to require Kirin to purchase $5 million of the Company's common stock. The purchase was closed in a private placement concurrent with the closing of the Company's initial public offering at the initial public offering price.

     During the years ended December 31, 2000, 1999 and 1998, the Company recognized revenue of $4.1 million, $3.1 million, and $100,000 respectively, related to the Kirin agreements.

3.  Investments

Securities available-for-sale, short- and long-term, consisted of the following:

                              Cost or         Gross        Gross        Fair
                             Amortized     Unrealized    Unrealized     Market
                               Cost          Gains         Losses       Value
                             ---------     ----------    ----------    -------
December 31, 2000                                (in thousands)
Corporate debt securities     $46,502         $190          $(30)      $46,662
                              =======         ====          ====       =======

There were no unrealized gains or losses on available-for-sale short-term investments at December 31, 1999.

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

                                                Cost or                Fair
                                               Amortized              Market
                                                  Cost                Value
                                               ---------             -------
December 31, 2000                                      (in thousands)
Due in one year or less                          $31,942             $32,011
Due after one year through five years             14,560              14,651
                                                 -------             -------
                                                 $46,502             $46,662
                                                 =======             =======

4.  Property and Equipment

     Property and equipment consisted of the following:

                                                              December 31,
                                                           ------------------
                                                            2000       1999
                                                            ----       ----
                                                            (in thousands)
      Furniture and office equipment..................... $   364      $  295
      Laboratory and manufacturing equipment.............   2,931       2,382
      Computer equipment.................................     643         328
      Leasehold improvements.............................     773         746
                                                           ------      ------
                                                            4,711       3,751
      Less accumulated depreciation and amortization.....   2,949       2,252
                                                           ------      ------
                                                           $1,762      $1,499
                                                           ======      ======

     Property and equipment included assets under capitalized leases of $2.5 million and $1.5 million at December 31, 2000 and 1999, respectively. Accumulated amortization related to assets under capital leases was $843,000 and $412,000 at December 31, 2000 and 1999, respectively.

5.  Employee Notes Receivable

     The Company has made loans to certain employees in connection with individual employment agreements. The loans bear interest at annual rates from 4.7% to 5.5% per year and are either forgiven over five years based on continued employment, or due immediately upon each employee's termination. During the years ended December 31, 2000, 1999 and 1998, the Company recognized $15,000 , $24,000 and $31,000, respectively, as an expense associated with these notes. The balance was $105,000 at December 31, 2000 and 1999, and has been classified in deposits and other assets on the accompanying balance sheets.

6.  Long-Term Debt and Capital Lease Obligations

     In June 1999, the Company obtained a term loan in an amount of $3.0 million from a financial lender. The loan bears interest at an annual rate of 13.3% and is collateralized by the Company's assets including receivables and equipment. Interest-only payments were paid monthly for six months and 24 payments of principal and interest are due monthly thereafter. In connection with the term loan, the Company issued a warrant to purchase 85,800 shares of common stock at an exercise price of $4.55. The warrant is exercisable for seven years from the date of issuance. The Company has valued the warrant using the Black-Scholes valuation method with the following assumptions: no dividend yield; expected life of seven years; risk-free interest rate of 6.1%; and volatility of 0.75. The fair value assigned to the warrant of $232,000 is being amortized using the effective interest method, as additional interest expense over the term of the loan.

     Future principal payments under the term loan agreement and the future minimum lease payments under capital lease obligations were as follows as of December 31, 2000:

                                                               Capital
                                                  Term          Lease
                                                  Loan       Obligations
                                              -------------  -----------
      Year ending December 31:                       (in thousands)
        2001................................         $1,565       $  739
        2002................................            281          667
        2003................................             --          444
        2004................................             --          213
                                                     ------       ------
      Total payments........................          1,846        2,063
      Less amount representing interest.....             --          265
                                                     ------       ------
      Present value of payments.............          1,846        1,798
      Less current portion of obligations...          1,565          610
                                                     ------       ------
      Long-term portion of obligations......         $  281       $1,188
                                                     ======       ======

     The Company has a $3.0 million lease line agreement. As of December 31, 2000, $2.5 million was advanced under the agreement and $0 was available under the agreement. All of the assets leased under the agreement were sold and leased back by the Company. No gains or losses were recognized as a result of the sale or leaseback. The Company has the right to repurchase the leased assets at the end of the lease term for 10% of the original equipment cost. In connection with the original lease line, the Company issued a warrant to purchase 9,167 shares of common stock exercisable for ten years at a price of $3.27 per share. In connection with the lease extension in 1999, the Company issued a warrant to purchase 3,300 shares of common stock exercisable for seven years at a price of $4.55 per share. Both warrants were valued using the Black-Scholes valuation method and the resulting fair values were determined to be insignificant.

7.  Stockholders' Equity

Convertible Preferred Stock

     In June 2000, immediately upon the closing of the Company's initial public offering, 13,079,077 shares of convertible preferred stock were converted to 14,386,945 shares of common stock on a 1 to 1.1 basis. The number of shares of common stock and applicable per share information presented in the financial statements have been restated to reflect this stock split. No preferred stock was designated and outstanding as of December 31, 2000.

     Convertible preferred stock designated and outstanding as of December 31, 1999 was as follows:

                          Number of Shares
                       ---------------------------                        Aggregate
                                       Issued and            Net         Liquidation
                       Designated      Outstanding         Proceeds      Preference
                       ----------      -----------         --------      -----------
                               (in thousands, except share information)
     Series A........     507,500          500,000          $ 9,964          $10,000
     Series B........   4,264,375        4,264,345           14,459           14,542
     Series C........   3,308,179        3,308,179           11,693           11,909
     Series D........     937,000          937,000            4,650            4,685
     Series E........   4,705,882        3,098,845           13,143           13,170
                       ----------       ----------          -------          -------
                       13,722,936       12,108,369          $53,909          $54,306
                       ==========       ==========          =======          =======

     In August 1999, the Company offered Series E preferred stock at a per-share price of $4.25. Through December 31, 1999, 3,098,845 shares of preferred stock were issued for net proceeds of $13.1 million. The offering was completed in February 2000 when an additional 970,708 shares of preferred stock were issued for net proceeds of $4.1 million.

     At the date of issuance, the Company believed the per share price of $4.25 represented the fair value of the preferred stock. The subsequently determined fair value of the Company's common stock ranged from $5.45 to $9.09 per share, and was in excess of the fair value of the preferred stock. Accordingly, the incremental fair value determined on the date of issuance for each closing of Series E preferred stock, is deemed to be the equivalent of a preferred stock dividend, limited to the extent of the proceeds from the issuance for each closing. The Company recorded a deemed dividend of $4.1 million, and $285,000 for the years ended December 31, 2000 and 1999, respectively, by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss attributable to common stockholders in the calculation of net loss per share for the years ended December 31, 2000 and 1999.

Warrants

     In February 1998, the Company issued an exclusive license for its cell collection and isolation technology for the use in the field of hematopoetic stem cell reconstitution of cancer patients, for which the Company received a non-refundable, up front fee of $1.0 million. The agreement was terminated in October 1999. In connection with the termination, the Company issued a warrant to purchase 275,000 shares of the Company's common stock for nominal consideration. The warrant is exercisable for five years at an exercise price of $4.55 per share. The warrant has been valued using the Black-Scholes valuation method with the following assumptions: no dividend yield; expected life of five years; risk-free interest rate of 6.1%; and volatility of 0.75. As of the date of the termination of the agreement, the Company had recognized $317,000 in revenue under the agreement during 1998 and 1999. The fair value assigned to the warrant of $873,000 has been offset against the remaining deferred revenue of $683,000 and the remainder of $190,000 has been charged to research and development expense.

     In 1997, the Company issued a warrant to purchase 38,195 shares of common stock in connection with an agreement for financial services provided to the Company. The warrant is exercisable at a price of $3.27 per share for a ten-year period. The Company valued the warrant issued in 1997 using the Black-Scholes valuation method with the following assumptions: no dividend yields, expected life of 10 years, risk-free interest rate of 6% and volatility of 0.5. The value of the warrant was determined to be insignificant, and consequently, no expense has been recorded.

     Additional warrants for 118,188 shares of common stock are outstanding and exercisable at December 31, 2000.

Stock Option Plans

     On March 1, 2000, the board of directors adopted, and the stockholders approved on May 1, 2000, the 2000 Equity Incentive Plan (the 2000 Plan), which amended and restated the 1996 Plan. A total of 4,400,000 shares of common stock were authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. Each year, the number of shares reserved for issuance under the 2000 Plan will automatically be increased by the lessor of (i) 5% of the total number of shares of the Company's common stock then outstanding, (ii) 550,000 shares, or (iii) a number to be determined by the Company's Board of

Directors. On January 1, 2001, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 550,000 shares, to an aggregate of 4,950,000 shares.

     The options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The option price shall be at least 100% of the fair value on the date of grant for incentive stock options, and no less than 85% of the fair value for nonqualified stock options. If, at the time the Company grants an option, the optionee possesses more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.

     At December 31, 2000, the Company had 6,600 options outstanding under a prior stock option plan.

     A summary of the Company's stock option activity follows:

                                                                            Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                         1998                       1999                         2000
                                               -------------------------  -------------------------   ---------------------------
                                                               Weighted-                  Weighted-                     Weighted-
                                               Shares           Average     Shares         Average     Shares            Average
                                               Under           Exercise     Under         Exercise     Under            Exercise
                                               Option            Price      Option          Price      Option             Price
                                              ---------        ---------  ---------       ---------   ---------         ---------
Outstanding--beginning of period............  1,494,988          $0.45    1,876,199         $0.54     1,888,873          $ 0.67
Options granted at fair value...............         --             --           --            --     1,275,433            9.87
Options granted at less than fair value.....    625,900           0.75      665,720          0.95            --              --
Options exercised...........................    (79,041)          0.49     (416,576)         0.55      (810,366)           0.52
Options forfeited...........................   (165,648)          0.55     (236,470)         0.62       (40,397)           1.32
                                              ---------                   ---------                   ---------
Outstanding--end of period..................  1,876,199           0.54    1,888,873          0.67     2,313,543            5.78
                                              =========                   =========                   =========
Exercisable at end of period................  1,125,582           0.47      881,075          0.50       607,789            1.03
                                              =========                   =========                   =========
Weighted-average fair value of options
 granted during the period..................                      1.84                       4.34                         12.36

     At December 31, 2000, there were 460,825 shares available for future grant under the 2000 Plan.

     Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2000 for selected price ranges was as follows:

                                    Options Outstanding                             Options Exercisable
                                    -------------------                             -------------------
                                     Weighted-Average
                                   Remaining Contractual      Weighted-Average             Weighted-Average
  Exercise Prices      Shares         Life (in years)          Exercise Price     Shares   Exercise Price
  ------------------  ---------    ---------------------      ----------------    ------   ----------------
   $ 0.18  -  $ 0.68    406,559             6.08                   $ 0.52        359,994        $ 0.50
   $ 0.73  -  $ 0.75     37,125             7.08                     0.75         34,100          0.75
   $ 0.91  -  $ 0.91    569,352             8.16                     0.91        193,195          0.91
   $ 1.82  -  $ 1.82    400,133             9.03                     1.82          5,500          1.82
   $ 4.55  -  $13.00    137,000             9.33                     4.86              -             -
   $14.06  -  $14.06    618,874             9.95                    14.06              -             -
   $15.38  -  $20.69    144,500             9.83                    17.49         15,000         15.44
                      ---------                                                  -------
   $ 0.18  -  $20.69  2,313,543             8.58                     5.78        607,789          1.03
                      =========                                                  =======

     During the years ended December 31, 2000, 1999 and 1998, in connection with the grant of certain options to employees, the Company recorded deferred stock-based compensation of $3.1 million, $2.1 million and $589,000, respectively, representing the difference between the exercise price and the subsequently determined fair value of the Company's common stock on the date such stock options were granted. Deferred stock-based compensation is being amortized on a graded vesting method. During the years ended December 31, 2000, 1999 and 1998, the

Company recorded non-cash deferred stock-based compensation expense of $2.3 million, $844,000 and $149,000, respectively.

Pro Forma Information

     Pro forma information regarding net loss is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company's options was estimated at the date of grant using the minimum value method for periods prior to the Company's initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for 2000, 1999 and 1998 and no dividend yields; expected lives of the options of four years; and risk-free interest rates of 6.0%, 6.1% and 6.0%, respectively; and volatility of 145%, 0% and 0%, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123.

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                             2000              1999            1998
                                                           --------          --------        --------
                                                                          (in thousands)
       Pro forma net loss attributable to common
        stockholders.....................................  $(20,998)         $(12,882)       $(10,403)
                                                           ========          ========        ========
       Pro forma net loss per share......................  $  (1.64)         $ (13.62)       $ (16.52)
                                                           ========          ========        ========

Common Stock Reserved

     As of December 31, 2000, common stock was reserved as follows:

     Employee stock purchase plan...........................    1,485,000
     Common stock warrants..................................      529,650
     Common stock options...................................    2,774,368
                                                                ---------
                                                                4,789,018
                                                                =========

8.  Income Taxes

     Due to operating losses and the inability to recognize the benefits therefrom, there was no federal or state provision for income taxes. The Company was subject to a withholding tax of $100,000, $0, and $600,000 in Japan related to certain payments received from Kirin for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $29.5 million. The Company also had federal research and development tax credit carryforwards of approximately $2.1 million. The net operating loss and credit carryforwards will expire at various dates beginning on 2009 through 2012, if not utilized.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                           December 31,
                                                     ------------------------
                                                       2000            1999
                                                     --------        --------
                                                          (in thousands)
     Net operating loss Carryforwards..............  $ 10,341        $ 10,886
     Deferred revenue..............................     3,047           2,381
     Research credits..............................     2,094           1,209
     Capitalized research and development..........     9,279           5,824
     Other.........................................       759             927
                                                     --------        --------
     Total deferred tax assets.....................    25,520          21,227
     Valuation allowance...........................   (25,520)        (21,227)
                                                     --------        --------
     Net deferred tax assets.......................  $     --        $     --
                                                     ========        ========

     The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $4.3 million and $4.9 million during the years ended December 31, 2000 and 1999, respectively.

9.  Net Loss Per Share

     In accordance with FAS 128, the Company has determined the basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per share of common stock gives effect to the conversion of the convertible preferred stock which was automatically converted to common stock immediately prior to the completion of the Company's initial public offering from the original date of issuance using the as-if-converted method.

     The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per share:

                                                                      2000               1999                 1998
                                                                      ----               ----                 ----
                                                                 (in thousands except share and per share information)
Net loss attributable to common stockholders...................   $   (20,179)        $   (12,803)          $(10,373)
                                                                  ===========         ===========           ========
Basic and diluted:
 Weighted-average number of shares used for basic
  and diluted per share amounts................................    12,839,866             945,761            629,562
                                                                  ===========         ===========           ========
Basic and diluted net loss per share...........................   $     (1.57)        $    (13.54)          $ (16.48)
                                                                  ===========         ===========           ========
Pro forma (unaudited):
 Shares used above.............................................    12,839,866             945,761
 Pro forma adjustment to reflect weighted effect of
  assumed conversion of convertible preferred stock............     6,498,771          11,017,615
                                                                  -----------         -----------
 Shares used in computing pro forma basic and
  diluted net loss per share...................................    19,338,637          11,963,376
                                                                  ===========         ===========
 Pro forma basic and diluted net loss per share................   $     (1.04)        $     (1.07)
                                                                  ===========         ===========

     The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted net loss per common share because all such securities are antidilutive for the periods presented. The total number of shares related to outstanding options and warrants, that was excluded from the calculations of diluted net loss per common share, prior to the application of the treasury stock method for options, was 2,843,193, 15,662,818 and 11,868,158 for December 31, 2000, 1999 and 1998, respectively.

10.  Lease and Rental Commitments

     In July 1993, the Company leased a facility in Mountain View, California under a noncancelable operating lease expiring in June 2006. The Company has subleased a portion of this facility under a lease expiring in June 2001.

     In October 1998, the Company entered into a lease agreement for a facility in Seattle, Washington under a noncancelable operating lease. The lease term is ten years and the Company has the option to extend the lease term for two five-year periods with the same terms and conditions except for rent, which adjusts to market rate. The Company has subleased a portion of this facility under a lease expiring March 2004. The lessor has also provided the Company a tenant improvement allowance of up to $3.5 million. At December 31, 2000, the Company had expended or committed $2.8 million, which will be repaid monthly as an addition to the base rent expense over the term of the lease, with interest at 12.5% per year.

     Sublease rental income is accounted for as a deduction of rent expense. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $2.1 million, $3.2 million, and $495,000, respectively, which is net of sublease rental income of $1.3 million, $561,000 and $0, respectively.

     Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2000, were as follows:

                                                Operating     Noncancelable
                                                  Leases        Subleases
                                                ---------     -------------
     Year ending December 31:                        (in thousands)
       2001....................................   $ 2,108         $  605
       2002....................................     1,872            394
       2003....................................     1,872            404
       2004....................................     1,872            101
       2005....................................     1,872             --
       Thereafter..............................     6,606             --
                                                  -------         ------
     Total minimum lease payments..............   $16,202         $1,504
                                                  =======         ======

11.  Related-Party Transactions

     Two founders are providing consulting services to the Company. The Company has the right to terminate these contracts at any time. The Company incurred $25,000, $120,000 and $132,000, in consulting fees during the years ended December 31, 2000, 1999 and 1998, respectively, under these agreements.

12.  Employee Benefit Plan

     The Company has a 401(k) plan for those employees who meet eligibility requirements. Eligible employees may contribute up to 20% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. There were no employer contributions in 2000, 1999 or 1998.

13.  Employee Stock Purchase Plan

     Upon the completion of the initial public offering, the Company implemented the 2000 Employee Stock Purchase Plan (the Purchase Plan), which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the least of (i) 1% of the total number of shares of the Company's common stock then outstanding,
(ii) 440,000 shares, or (iii) a number determined by the Company's Board of Directors. On January 1, 2001, the number of shares reserved for issuance under the Purchase Plan was automatically increased by 244,499 shares, to an aggregate of 1,729,499 shares.

     The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Other than the first offering which was from the effective date of the initial public offering to July 31, 2002, all following offerings are twenty four months long.

14.  Major Customers

     Revenues from the following customers represented greater than 10% of total revenues:

                                              Year Ended
                                             December 31,
                                         ----------------------
                                         2000     1999     1998
                                         ----     ----     ----
   Customer A.........................    8%        7%       27%
   Customer B.........................   63%       84%       12%
   Customer C.........................    2%        4%       24%
   Customer D.........................   --         4%       30%
   Customer E.........................   23%       --        --

15.  Quarterly Information (Unaudited)

     The following table summarizes the unaudited statement of operations for each quarter of 2000 and 1999.

                                                   -----------------------------------------------------------------------
                                                     March 31           June 30           September 30        December 31
                                                   ------------       ----------        ----------------    --------------
2000                                                               (in thousands, except per share amounts)
Total revenue                                         $ 1,181            $ 1,105             $ 1,318             $ 2,915
Total operating expenses                                4,905              5,311               6,498               7,989
Loss from operations                                   (3,724)            (4,206)             (5,180)             (5,074)
Net loss attributable to common stockholders           (7,772)            (4,185)             (4,386)             (3,836)
Basic and diluted net loss per share                    (6.10)             (0.88)              (0.20)              (0.16)

                                                   -----------------------------------------------------------------------
                                                     March 31           June 30           September 30        December 31
                                                   -----------        ----------        ----------------    --------------
1999                                                               (in thousands, except per share amounts)
Total revenue                                         $   686            $   926             $   834             $ 1,273
Total operating expenses                                3,865              4,241               3,954               4,272
Loss from operations                                   (3,179)            (3,315)             (3,120)             (2,999)
Net loss attributable to common stockholders           (3,114)            (3,320)             (3,114)             (3,255)
Basic and diluted net loss per share                    (4.39)             (3.73)              (2.94)              (2.76)