Form 10-Q
period 2001-03-31
DENDREON CORP
filed 2001-05-14
CIK 1107332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   Mark One

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
        ________

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 30, 2001 was 24,699,889.

                               DENDREON CORPORATION

                                     INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
         a)  Condensed Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.......  3
         b)  Condensed Statements of Operations for the Three Months Ended March 31, 2001 and
             2000 (unaudited).....................................................................   4
         c)  Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001 and
             2000 (unaudited).....................................................................   5
         d)  Notes to Condensed Financial Statements..............................................   6
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.............................................................................   7
  Item 3.  Qualitative and Quantitative Disclosures About Market Risk.............................  15
PART II.  OTHER INFORMATION
  Item 2.  Changes in Securities and Use of Proceeds..............................................  16
  Item 6.  Exhibits and Reports on Form 8-K.......................................................  16
SIGNATURES........................................................................................  17
EXHIBIT INDEX.....................................................................................  18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DENDREON CORPORATION
                            CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                       March 31, 2001      December 31, 2000
                                                                                       --------------      -----------------
                                                                                         (unaudited)
ASSETS
Current assets:
Cash and cash equivalents............................................................    $ 39,140             $ 50,493
  Short-term investments.............................................................      42,237               32,011
  Accounts receivable (net allowance of $150 and $0 at March 31, 2001
  and December 31, 2000, respectively)...............................................         888                6,855
  Other current assets...............................................................       4,154                2,915
                                                                                       --------------      -----------------
     Total current assets............................................................      86,419               92,274

  Property and equipment, net........................................................       2,156                1,762
  Long-term investments..............................................................      14,326               14,651
  Deposits and other assets..........................................................         759                  871
                                                                                       --------------      -----------------
Total Assets.........................................................................    $103,660             $109,558
                                                                                       ==============      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................    $    755             $  1,246
  Accrued liabilities................................................................       3,101                2,400
  Accrued compensation...............................................................         577                1,969
  Deferred revenue...................................................................       8,406                9,924
  Current portion of long-term debt..................................................       1,473                1,565
  Current portion of capital lease obligations.......................................         624                  610
                                                                                       --------------      -----------------
     Total current liabilities.......................................................      14,936               17,714

  Deferred revenue, less current portion.............................................       4,042                4,856
  Long-term debt, less current portion...............................................           -                  281
  Capital lease obligations, less current portion....................................       1,043                1,188
Commitments
Stockholders' equity:
     Common stock, $0.001 par value; 80,000,000 shares authorized,
      24,691,110 and 24,449,958 shares issued and outstanding at March 31, 2001 and
      December 31, 2000, respectively................................................          25                   24
  Additional paid-in capital.........................................................     155,852              155,413
  Deferred stock-based compensation..................................................      (1,995)              (2,442)
  Accumulated deficit................................................................     (70,678)             (67,636)
     Accumulated other comprehensive income..........................................         435                  160
                                                                                       --------------      -----------------
     Total stockholders' equity......................................................      83,639               85,519
                                                                                       --------------      -----------------
Total Liabilities and Stockholders' Equity...........................................    $103,660             $109,558
                                                                                       ==============      =================

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                              2001           2000
                                                                             -------       -------
Revenue:
 Collaborative and license revenue.........................................  $ 3,066       $   978
 Grant revenue.............................................................       51           203
                                                                             -------       -------
Total revenue..............................................................    3,117         1,181
Operating expenses:
 Research and development..................................................    5,260         3,519
 General and administrative................................................    1,639         1,386
 Sales and marketing.......................................................      634             -
                                                                             -------       -------
Total operating expenses...................................................    7,533         4,905
                                                                             -------       -------
Loss from operations.......................................................   (4,416)       (3,724)
Interest income, net:
 Interest income...........................................................    1,508           218
 Interest expense..........................................................     (134)         (156)
                                                                             -------       -------
Interest income, net.......................................................    1,374            62
                                                                             -------       -------
Net loss...................................................................   (3,042)       (3,662)
Deemed dividend upon issuance of convertible preferred stock...............        -         4,110
                                                                             -------       -------
Net loss attributable to common stockholders...............................  $(3,042)      $(7,772)
                                                                             =======       =======
Basic and diluted net loss per share.......................................   $(0.12)       $(6.10)
                                                                             =======       =======
Shares used in computation of basic and diluted net loss per share.........   24,589         1,275
                                                                             =======       =======

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             ----------------------
                                                                                               2001          2000
                                                                                             --------       -------
OPERATING ACTIVITIES
  Net loss...............................................................................   $ (3,042)      $(3,662)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation expense................................................................        219           148
     Non-cash stock-based compensation expense...........................................        321           581
     Non-cash interest expense...........................................................         24            23

  Changes in current assets and liabilities
     Accounts receivable.................................................................      5,967            (5)
     Other current assets................................................................     (1,239)         (716)
     Deposits and other assets...........................................................        (49)         (383)
     Deferred revenue....................................................................     (2,332)         (369)
     Accounts payable....................................................................       (491)          866
     Accrued liabilities and compensation................................................       (691)         (129)
                                                                                             --------       -------
     Net cash used in operating activities..............................................      (1,313)       (3,646)
                                                                                             --------       -------
INVESTING ACTIVITIES
  Purchases of investments...............................................................    (31,808)       (5,728)
  Maturities of investments..............................................................     22,320         6,686
  Purchases of property and equipment....................................................       (613)         (205)
                                                                                            --------       -------
     Net cash provided by (used in) investing activities.................................    (10,101)          753
                                                                                            --------       -------
FINANCING ACTIVITIES
  Proceeds from equipment financing arrangement..........................................          -            190
  Payments on long-term debt.............................................................       (373)          (110)
  Payments on capital lease obligations..................................................       (131)           (79)
  Proceeds from sale of preferred stock..................................................          -          4,110
  Proceeds from exercise of stock options................................................        565            192
                                                                                             --------       -------
     Net cash provided by financing activities...........................................         61          4,303
                                                                                             -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................    (11,353)         1,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................     50,493          7,085
                                                                                             -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................................................   $ 39,140        $ 8,495
                                                                                            ========        =======

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

BASIS OF PRESENTATION

  The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for interim financial information have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of future results that may be expected for the year ending December 31, 2001.

NOTE 2 - SIGNIFICANT AGREEMENT

  In March 2001, the Company entered into an agreement with Covance Biotechnology Services, Inc. whereby Covance agreed to produce antigen for the Company's use in the preparation of Provenge(TM), the Company's prostate cancer vaccine that is currently in Phase III clinical trials. Under the agreement, Covance has begun activities to scale up to commercial level production of antigen.

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

  The following table presents the calculation of basic and diluted net loss per share as of March 31, 2001 and pro forma basic and diluted net loss per share as of March 31, 2000:

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                           2001                2000
                                                         --------            --------
                                                                           (Pro forma)
Basic and diluted net loss per share.................... $ (0.12)           $ (0.51)
                                                         =======            =======
Shares used in computing basic and diluted net
 loss per share (000's).................................  24,589             15,306
                                                         =======            =======

                                    Page 6

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

  The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities Exchange Commission.

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

 .    establishing manufacturing capabilities; and

 .    intellectual property prosecution.

  We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was $70.7 million. We have incurred net losses since inception as a result of research and development and general and administrative expenses in support of our operations and sales and marketing expenses. We anticipate incurring net losses over at least the next several years as we conduct our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Revenue. Revenue increased approximately 164% to $3.1 million for the three months ended March 31, 2001, from $1.2 million for the three months ended March 31, 2000. Revenue for the three months ended March 31, 2001 consisted of $3.1 million from collaborative and license agreements and $51,000 from grant revenue. Revenue for the three months ended March 31, 2000 consisted of $978,000 from collaborative and license agreements and $203,000 from grant revenue. The period over period increase was primarily due to $2.0 million in revenue related to an agreement we entered into with The R.W. Johnson Pharmaceutical Research Institute that provides funding to the Company for the study of R.W. Johnson's technology and the Company's technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers.

  Research and Development Expenses. Research and development expenses increased approximately 49% to $5.3 million for the three months ended March 31, 2001, from $3.5 million for the three months ended March 31, 2000. Of the $1.8 million increase in research and development expenses, $820,000 was due to clinical trial expenses, $608,000 was due to personnel related costs and $373,000 was due to facilities and depreciation expense. Our research and development expenses consist primarily of salaries and other personnel related costs, product development expenses, facility costs, supplies and depreciation.

  General and Administrative Expenses. General and administrative expenses increased approximately 18% to $1.6 million for the three months ended March 31, 2001, from $1.4 million for the three months ended March 31, 2000. The $200,000 increase in general and administrative expense was primarily due to increased expenses related to being a public company. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

  Sales and Marketing. Sales and marketing expenses increased to $634,000 for the three months ended March 31, 2001, from $0 for the three months ended March 31, 2000. Our sales and marketing expenses consist primarily of salaries and other personnel related costs and consulting. Of the $634,000 increase in sales and marketing expenses in 2001, $425,000 was due to consulting expenses and $86,000 was due to personnel related expenses.

  Interest Income. Interest income increased approximately 592% to $1.5 million for the three months ended March 31, 2001, from $218,000 for the three months ended March 31, 2000. The increase in 2001 was attributable to higher average balances of cash, cash equivalents and short and long-term investments.

  Interest Expense. Interest expense decreased approximately 14% to $134,000 for the three months ended March 31, 2001, from $156,000 for the three months ended March 31, 2000. The decrease in 2001 was attributable to lower average balances of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

  Cash, cash equivalents and short and long-term investments were $97.2 million at December 31, 2000 and $95.7 million at March 31, 2001. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. Since January 1, 2000, we received net proceeds of $9.1 million from private financing activities and $84.0 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

  Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At March 31, 2001, our investment in equipment and leasehold improvements was $5.3 million. We have an agreement with a financing company under which we have financed purchases of $2.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are 48 months and bear interest at rates ranging from 10.8% to 12.0% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of March 31, 2001, we had committed to the expenditure of $3.3 million for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

  Net cash used in operating activities for the three months ended March 31, 2001 was $1.3 million. During the three months ended March 31, 2000, the Company used $3.6 million of net cash in its operating activities. Expenditures in both periods were a result of research and development expenses and general and administrative expenses in support of our operations and sales and marketing expenses.

  In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan bears interest at an annual rate of 13.3%. We made monthly interest payments on this loan for the first six months and will make principal and interest payments for 24 months thereafter.

  Pursuant to our collaborative license agreement with Kirin Brewery Co., Ltd., in February 2000 we exercised our right to require Kirin to purchase $5.0 million of our common stock upon the closing of our initial public offering. Accordingly, Kirin purchased 500,000 shares of our common stock in a private placement concurrent with the closing of the initial public offering at the initial public offering price.

  We anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

 .  supporting our clinical trial efforts;

 .  continuing internal research and development;

 .  development of manufacturing capabilities; and

 .  development of sales and marketing capabilities.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, which was effective for the Company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
The adoption of SFAS No. 133 did not have a material impact on the Company's financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

  As of March 31, 2001, we had an accumulated deficit of $70.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts.

  Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our products under development are commercialized.

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

  We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials. If we raise additional funds by issuing equity securities, further dilution to stockholders may result.

  We are subject to extensive regulation, which is costly, time-consuming and may subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

  All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the Food and Drug Administration, or FDA, in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge(TM), Mylovenge(TM) and our other products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products. No cancer vaccine using dendritic cell technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval would harm our business.

  If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our vaccines are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our vaccines, additional clinical trials, changes in labeling of our vaccines, and additional marketing applications may be required.

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

  Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate those studies.

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

  Our research and development programs are at an early stage. We must demonstrate our products' safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including the following:

 . safety and efficacy results obtained in early human clinical trials, as in our prostate cancer and multiple myeloma trials, may not be indicative of results that are obtained in later clinical trials;

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

  We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Covance Biotechnology Services, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale. We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any such delay may lower our revenues and potential profitability.

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

  As of April 27, 2001, we owned 88 patents and had licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

  Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We have clinical trial coverage and we intend to obtain product liability coverage in the future. However, insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

  Competition in our industry is intense and many of our competitors have substantially greater resources than we do.

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

  Our success depends, to a significant extent, upon the efforts and abilities of Christopher S. Henney, Ph.D., D.Sc., our Chairman and Chief Executive Officer, and David L. Urdal, Ph.D., our President and Chief Scientific Officer, and other members of senior management. The loss of the services of one or more of our key employees would delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  As of March 31, 2001, we had short-term investments of $42.2 million and long-term investments of $14.3 million. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. From the effective date of the Registration Statement through March 31, 2001, the Company used approximately $5.7 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit
          Number    Description
          ------    -----------

          3.1       Amended and Restated Certificate of Incorporation (2)
          3.2       Bylaws (1)
          4.1       Specimen Common Stock certificate (1)
          10.1+ Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology Services, Inc.
          ____________________
          (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
          (2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706.
          + Confidential treatment requested as to certain portions of this Exhibit.

      (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 2001

                                DENDREON CORPORATION


                                By: /s/ Martin A. Simonetti
                                    -----------------------
                                    Martin A. Simonetti
                                    Senior Vice President, Finance
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer
                                    and Duly Authorized Officer)

                                 EXHIBIT INDEX

          Exhibit
          Number    Description
          ------    -----------

          3.1       Amended and Restated Certificate of Incorporation (2)
          3.2       Bylaws (1)
          4.1       Specimen Common Stock certificate (1)
          10.1+ Bioprocessing Services Agreement, dated March 16, 2001, between the Registrantand Covance Biotechnology Services, Inc.
          ____________________
          (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
          (2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706.
           + Confidential treatment requested as to certain portions of this Exhibit.