Form 10-Q
period 2001-06-30
DENDREON CORP
filed 2001-08-13
CIK 1107332

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

Mark One

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                                  ------------

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

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of July 31, 2001 was 24,825,591.

                             DENDREON CORPORATION

                                     INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              a)  Condensed Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000       2

              b)  Condensed Statements of Operations for the Three and Six Months Ended June 30,       3
                  2001 and 2000 (unaudited)

              c)  Condensed Statements of Cash Flows for the Six Months Ended June 30, 2001 and        4
                  2000 (unaudited)

              d)  Notes to Condensed Financial Statements                                              5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of               6
              Operations

     Item 3.  Qualitative and Quantitative Disclosures About Market Risk                              14

PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                                               15

     Item 4.  Submission of Matters to a Vote of Security Holders                                     15

     Item 6.  Exhibits and Reports on Form 8-K                                                        16

SIGNATURES                                                                                            17

EXHIBIT INDEX                                                                                         18

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DENDREON CORPORATION
                           CONDENSED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                         June 30,           December 31,
                                                                                           2001                2000
                                                                                       -----------          ------------
                                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $ 17,634             $ 50,493
  Short-term investments                                                                   56,916               32,011
  Accounts receivable                                                                         859                6,855
  Other current assets                                                                      3,915                2,915
                                                                                         --------             --------
     Total current assets                                                                  79,324               92,274

Property and equipment, net                                                                 3,155                1,762
Long-term investments                                                                      14,415               14,651
Deposits and other assets                                                                     679                  871
                                                                                         --------             --------
Total Assets                                                                             $ 97,573             $109,558
                                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $  1,033             $  1,246
  Accrued liabilities                                                                       2,806                2,400
  Accrued compensation                                                                      1,070                1,969
  Deferred revenue                                                                          6,886                9,924
  Current portion of long-term debt                                                         1,089                1,565
  Current portion of capital lease obligations                                                907                  610
                                                                                         --------             --------
     Total current liabilities                                                             13,791               17,714

Deferred revenue, less current portion                                                      3,228                4,856
Long-term debt, less current portion                                                            -                  281
Capital lease obligations, less current portion                                             1,587                1,188
Commitments
Stockholders' equity:
  Common stock, $0.001 par value; 80,000,000 shares authorized, 24,790,212 and 24,449,958 shares issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively                                                             25                   24
  Additional paid-in capital                                                              156,001              155,413
  Deferred stock-based compensation                                                        (1,629)              (2,442)
  Accumulated deficit                                                                     (75,899)             (67,636)
  Accumulated other comprehensive income                                                      469                  160
                                                                                         --------             --------
     Total stockholders' equity                                                            78,967               85,519
                                                                                         --------             --------
Total Liabilities and Stockholders' Equity                                               $ 97,573             $109,558
                                                                                         ========             ========

                             DENDREON CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                          June 30,                       June 30,
                                                                  -----------------------        ------------------------
                                                                    2001            2000           2001            2000
                                                                  -------         -------        --------        --------
Revenue:
 Collaborative and license revenue                                $ 2,982         $   972        $  6,048        $  1,850
 Grant revenue                                                         89             133             140             435
                                                                  -------         -------        --------        --------
Total revenue                                                       3,071           1,105           6,188           2,285

Operating expenses:
 Research and development                                           7,161           3,801          12,421           7,321
 General and administrative                                         1,891           1,510           3,530           2,897
 Sales and marketing                                                  330               -             964               -
                                                                  -------         -------        --------        --------
Total operating expenses                                            9,382           5,311          16,915          10,218
                                                                  -------         -------        --------        --------
Loss from operations                                               (6,311)         (4,206)        (10,727)         (7,933)
Interest income (expense), net:
 Interest income                                                    1,236             279           2,744             497
 Interest expense                                                    (146)           (158)           (280)           (314)
                                                                  -------         -------        --------        --------
Interest income, net:                                               1,090             121           2,464             183
Loss before income taxes                                           (5,221)         (4,085)         (8,263)         (7,750)

Provision for income taxes                                              -             100               -             100
                                                                  -------         -------        --------        --------
Net loss                                                           (5,221)         (4,185)         (8,263)         (7,850)
Deemed dividend upon issuance of convertible preferred
 stock                                                                  -               -               -           4,110
                                                                  -------         -------        --------        --------
Net loss attributable to common stockholders                      $(5,221)        $(4,185)       $ (8,263)       $(11,960)
                                                                  =======         =======        ========        ========

Basic and diluted net loss per share                              $ (0.21)        $ (0.88)       $  (0.34)       $  (3.97)
                                                                  =======         =======        ========        ========
Shares used in computation of basic and diluted net loss
 per share                                                         24,723           4,769          24,654           3,009
                                                                  =======        ========        ========        ========

                             DENDREON CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                            ----------------------------
                                                                                              2001                2000
                                                                                            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                  $ (8,263)           $ (7,850)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                                                       505                 317
     Non-cash stock-based compensation expense                                                   615               1,107
     Non-cash consulting expense                                                                  60                   -
     Non-cash interest expense                                                                    60                  46

     Changes in assets and liabilities
       Accounts receivable                                                                     5,996                 119
       Other current assets                                                                   (1,000)             (1,294)
       Deposits and other assets                                                                   -                (265)
       Deferred revenue                                                                       (4,666)                250
       Accounts payable                                                                         (213)                (94)
       Accrued liabilities and compensation                                                     (493)                840
                                                                                            --------            --------
     Net cash used in operating activities                                                    (7,399)             (6,824)
                                                                                            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments                                                                   (54,837)            (15,266)
  Maturities of investments                                                                   30,669              18,238
  Purchases of property and equipment                                                         (1,898)               (559)
                                                                                            --------            --------
     Net cash provided by (used in) investing activities                                     (26,066)              2,413
                                                                                            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from equipment financing arrangement                                                  960                 486
  Payments on long-term debt                                                                    (757)               (447)
  Payments on capital lease obligations                                                         (264)               (150)
  Proceeds from sale of common stock                                                               -              45,298
  Proceeds from sale of preferred stock                                                            -               4,110
  Proceeds from exercise of stock options                                                        667                 251
                                                                                            --------            --------
     Net cash provided by financing activities                                                   606              49,548
                                                                                            --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (32,859)             45,137
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                50,493               7,085
                                                                                            --------            --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                    $ 17,634            $ 52,222
                                                                                            ========            ========

                             DENDREON CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

     Dendreon Corporation (the Company) was founded in 1992 as a Delaware corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.

     The Company is dedicated to the discovery and development of novel products that harness the power of the immune system to fight disease. The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial information have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three- and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of future results that may be expected for the year ending December 31, 2001.

NOTE 2 - NET LOSS PER SHARE

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

     The following table presents the calculation of basic and diluted net loss per share as of June 30, 2001 and pro forma basic and diluted net loss per share as of June 30, 2000:

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                           ---------------------------           --------------------------
                                                             2001               2000               2001               2000
                                                           -------            -------            -------            -------
                                                                             (Pro forma)                          (Pro forma)
Basic and diluted net loss per share                       $ (0.21)           $ (0.25)           $ (0.34)           $ (0.75)
                                                           =======            =======            =======            =======
Shares used in computing basic and diluted net
  loss per share (000's)                                    24,723             16,758             24,654             16,008
                                                           =======            =======            =======            =======

NOTE 3 - SUBSEQUENT EVENTS

     In August 2001, the Company entered into a new agreement with Kirin Brewery Co., Ltd. (Kirin) to amend their collaboration as set forth in the Collaborative License Agreement dated December 10, 1998, the Research And License Agreement dated February 1, 1999, the Manufacture And Supply Agreement dated June 27, 1999, and the Joint Commercialization Agreement dated February 1, 2000. Under the new agreement, Kirin received certain rights and the Company will provide Kirin with additional development and regulatory support; the Company has received a payment of $10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as "believe," "expects," "likely," "may" and "plans" are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation "Factors That May Affect Our Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

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

     We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was $75.9 million. We have incurred net losses since inception as a result of research and development and general and administrative expenses in support of our operations and sales and marketing expenses. We anticipate incurring net losses over at least the next several years as we conduct our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenue. Revenue increased approximately 178% to $3.1 million for the three months ended June 30, 2001, from $1.1 million for the three months ended June 30, 2000. Revenue for the three months ended June 30, 2001 consisted of $3.0 million from collaborative and license agreements and $89,000 from grant revenue. Revenue for the three months ended June 30, 2000 consisted of $972,000 from collaborative and license agreements and $133,000 from grant revenue. The period over period increase was primarily due to $2.1 million in revenue related to an agreement we entered into with The R.W. Johnson Pharmaceutical Research Institute (R.W. Johnson) that provides funding to the Company for the study of R.W. Johnson's technology and the Company's technology to determine their respective feasibility as immunotherapy products for the treatment of tumors that express a defined antigen present on breast, ovarian and colorectal cancers.

     Research and Development Expenses. Research and development expenses increased approximately 88% to $7.2 million for the three months ended June 30, 2001, from $3.8 million for the three months ended June 30, 2000. Of the $3.4 million increase in research and development expenses, $1.9 million was due to clinical trial expenses, $588,000 was due to facilities and depreciation expenses, $416,000 was due to personnel-related costs and a $327,000 increase in supplies. Our research and development expenses consist primarily of salaries and other personnel-related costs, product development expenses, facility costs, supplies and depreciation.

     General and Administrative Expenses. General and administrative expenses increased approximately 25% to $1.9 million for the three months ended June 30, 2001, from $1.5 million for the three months ended June 30, 2000. The $400,000 increase in general and administrative expense was primarily due to increased expenses to support the growth of the Company. Our general and administrative expenses consist primarily of personnel-related costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

     Sales and Marketing. Sales and marketing expenses increased to $330,000 for the three months ended June 30, 2001, from $0 for the three months ended June 30, 2000. Our sales and marketing expenses consist primarily of salaries and other personnel-related costs and consulting fees. Of the $330,000 increase in sales and marketing expenses in 2001, $240,000 was due to consulting expenses and $90,000 was due to personnel-related expenses.

     Interest Income. Interest income increased approximately 343% to $1.2 million for the three months ended June 30, 2001, from $279,000 for the three months ended June 30, 2000. The increase in 2001 was attributable to higher average balances of cash and cash equivalents, short-term investments and long-term investments.

     Interest Expense. Interest expense decreased approximately 8% to $146,000 for the three months ended June 30, 2001, from $158,000 for the three months ended June 30, 2000. The decrease in 2001 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenue. Revenue increased approximately 171%, to $6.2 million for the six months ended June 30, 2001, from $2.3 million for the six months ended June 30, 2000. The period over period increase was primarily due to a $3.9 million increase in revenue for the six month period related to an agreement we entered into with R.W. Johnson.

     Research and Development Expenses. Research and development expenses increased approximately 70% to $12.4 million for the six months ended June 30, 2001, from $7.3 million for the six months ended June 30, 2000. The increase of $5.1 million for the period ended June 30, 2001 in research and development expenses resulted primarily from increases of $2.7 million in clinical trial expenses, $1.0 million in personnel-related costs, $961,000 in facilities and depreciation expense and $221,000 in supplies.

     General and Administrative Expenses. General and administrative expenses increased approximately 22% to $3.5 million for the six months ended June 30, 2001, from $2.9 million for the six months ended June 30, 2000. The increase in general and administrative expenses in the period ended June 30, 2001 was primarily due to the increased expenses to support the growth of the Company.

     Sales and Marketing. Sales and marketing expenses increased to $964,000 for the six months ended June 30, 2001, from $0 for the six months ended June 30, 2000. Our sales and marketing expenses consist primarily of salaries and other personnel-related costs and consulting fees. Of the $964,000 increase in sales and marketing expenses in 2001, $701,000 was due to consulting expenses and $194,000 was due to personnel-related expenses.

     Interest Income. Interest income increased approximately 452% to $2.7 million for the six months ended June 30, 2001, from $497,000 for the six months ended June 30, 2000. The increase in 2001 was attributable to higher average balances of cash and cash equivalents, short-term investments and long-term investments.

     Interest Expense. Interest expense decreased approximately 11% to $280,000 for the six months ended June 30, 2001, from $314,000 for the six months ended June 30, 2000. The decrease in 2001 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, short-term investments and long-term investments were $89.0 million at June 30, 2001 and $97.2 million at December 31, 2000. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. To date, inflation has not had a material effect on our business.

     Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At June 30, 2001, our investment in equipment and leasehold improvements was $6.0 million. We have an agreement with a financing company under which we have financed purchases of $3.5 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 9.34% to 12.0% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of June 30, 2001, we had committed to the expenditure of $3.5 million for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

     Net cash used in operating activities for the six months ended June 30, 2001 was $7.4 million. During the six months ended June 30, 2000, the Company used net cash of $6.8 million in its operating activities. Expenditures in both periods were a result of research and development expenses and general and administrative expenses in support of our operations and sales and marketing expenses.

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

     As of June 30, 2001, we had an accumulated deficit of $75.9 million. Operating losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our development and clinical trial efforts.

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

     . we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

     . the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

     Clinical testing is very expensive, takes many years, and the outcome is uncertain. A minimum of nine months will elapse before we learn results of our prostate cancer vaccine trial. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Provenge, or any of our other vaccine products. The clinical trials of Provenge, Mylovenge, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

     We rely on third parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

     We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale. We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any delay may lower our revenues and potential profitability and adversely affect our stock price.

     In addition, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA premarket approval of our vaccines will not be granted. In complying with CGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

     We have constructed two facilities for cell processing, the manufacture of antigens and final formulation of our cancer vaccines. We also use three third-party cell processing centers. These five facilities may not be sufficient to meet our initial needs for our prostate and multiple myeloma clinical trials. Additionally, if we decide to manufacture our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

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

     If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin, R.W. Johnson or other potential collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

     Our collaborations with Kirin and R.W. Johnson may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaborations with Kirin and R.W. Johnson. Disputes may arise between us and our existing or potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

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

     Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology. It is also possible that third parties may successfully avoid our patents through design innovation.

     As of July 18, 2001, we owned 88 patents and had licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a third party may successfully challenge our patents or patents licensed by us from others, or that a challenge will result in limiting their coverage. The cost of litigation to uphold the validity of patents and to prevent infringement can be substantial and, if the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that third parties may infringe our patents. To stop these activities we may need to file a lawsuit. Even if we were successful in stopping the violation of our patent rights, these lawsuits are expensive and consume time and other resources. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the invention. There is also the risk that, even if the validity of our patents is upheld, a court will refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

     In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection for our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

     The market price for shares of the company's stock is volatile and may fluctuate in response to a number of factors, some of which may be beyond our control and unrelated to the company's operating performance. Those factors include:

     . market perception of the prospects for biotechnology companies as an industry sector and external factors affecting the economy generally;

     . changes in government regulations affecting product approvals, reimbursement, or other aspects of our business;

     . progress in preclinical and clinical development, product and technology acquisition and other business activities by our competitors;

     .  regulatory action involving us or our competitors; and

     . changes in key personnel, intellectual property rights, significant collaborations or strategic alliances of the company.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2001, we had short-term investments of $56.9 million and long-term investments of $14.4 million. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. From the effective date of the Registration Statement through June 30, 2001, the Company used approximately $13.6 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.

     On June 19, 2001, the Company issued a warrant to purchase up to 8,688 shares of the Company's common stock at a price per share of $11.50 to a financing company in connection with equipment lease financing. The sale and issuance of the above warrant was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of the warrant represented its intention to acquire the Warrant for investment only and not with a view to or for sale in connection with any distribution thereof and an appropriate legend was affixed to the warrant and will be affixed to the share certificates issued upon exercise of the warrant. The recipient of the warrant had access, through its relationship with the Company, to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the Company's stockholders was held on Wednesday, May 16, 2001 in Seattle, Washington ("Annual Meeting"). Of the 24,695,276 shares of common stock outstanding as of the record date, 19,658,175 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

1. To elect two Class One Directors to serve until the 2004 Annual Meeting of stockholders and until a successor is elected and qualified.

          Name                    For              Withheld
          ----                    ---              --------
          Gerardo Canet           19,499,024       159,151
          Ralph Shaw, J.D.        19,499,872       158,151

2. To approve the amendment of the Company's 2000 Equity Incentive Plan to modify the initial and annual stock option grants to non-employee directors under the plan.

          For:                    12,610,117
          Against:                 4,621,568
          Abstain:                    43,935
          Broker Non-votes:        2,382,555

3. To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2001.

          For:                    19,647,677
          Against:                     6,948
          Abstain:                     3,550

     The Directors continuing in office until the 2002 Annual Meeting are William Crouse, Timothy Harris, Ph.D., and Ruth Kunath. Directors continuing in office until the 2003 Annual Meeting are Christopher S. Henney, Ph.D., D.Sc., David L. Urdal, Ph.D., and Douglas Watson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit
          Number   Description
          ------   -----------
           3.1     Amended and Restated Certificate of Incorporation (2)
           3.2     Bylaws (1)
           4.1     Specimen Common Stock certificate (1)
          --------------------
          (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
          (2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of August, 2001

                                 DENDREON CORPORATION


                             By: /s/ Martin A. Simonetti
                                 -----------------------------------------------
                                 Martin A. Simonetti
                                 Senior Vice President, Finance
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

          Exhibit
          Number   Description
          ------   -----------
           3.1     Amended and Restated Certificate of Incorporation (2)
           3.2     Bylaws (1)
           4.1     Specimen Common Stock certificate (1)
          --------------------
          (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
          (2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706.