Form 10-Q
period 2001-09-30
DENDREON CORP
filed 2001-11-13
CIK 1107332

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    Mark One

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           [X] Yes          [_] No

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of October 31, 2001 was 24,908,022.

                              DENDREON CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          a)   Condensed Balance Sheets as of September 30, 2001
               (unaudited) and December 31, 2000                            2

          b)   Condensed Statements of Operations for the Three
               and Nine Months Ended September 30, 2001 and
               2000 (unaudited)                                             3

          c)   Condensed Statements of Cash Flows for the Nine
               Months Ended September 30, 2001 and 2000 (unaudited)         4

          d)   Notes to Condensed Financial Statements (unaudited)          5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6

  Item 3. Qualitative and Quantitative Disclosures About Market Risk       15

PART II. OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                        16

  Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DENDREON CORPORATION
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                    September 30,  December 31,
                                                        2001          2000
                                                    -------------  ------------
                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                       $  23,596    $  50,493
     Short-term investments                             57,749       32,011
     Accounts receivable                                 1,010        6,855
     Other current assets                                3,249        2,915
                                                    -------------  ------------

         Total current assets                           85,604       92,274

Property and equipment, net                              3,783        1,762
Long-term investments                                   10,386       14,651
Deposits and other assets                                  679          871
                                                    -------------  ------------
Total Assets                                         $ 100,452    $ 109,558
                                                    =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   1,436    $   1,246
     Accrued liabilities                                 3,392        2,400
     Accrued compensation                                1,364        1,969
     Deferred revenue                                    8,264        9,924
     Current portion of long-term debt                     692        1,565
     Current portion of capital lease
       obligations                                         876          610
                                                    -------------  ------------

         Total current liabilities                      16,024       17,714

Deferred revenue, less current portion                   8,999        4,856
Long-term debt, less current portion                      --            281
Capital lease obligations, less
  current portion                                        1,418        1,188
Commitments
Stockholders' equity:
     Common stock, $0.001 par value;
       80,000,000 shares authorized,
       24,889,797 and 24,449,958 shares
       issued and outstanding at
       September 30, 2001 and
       December 31, 2000, respectively                      25           24
     Additional paid-in capital                        156,319      155,413
     Deferred stock-based compensation                  (1,303)      (2,442)
     Accumulated deficit                               (81,693)     (67,636)
     Accumulated other comprehensive income                663          160
                                                    -------------  ------------
         Total stockholders' equity                     74,011       85,519
                                                    -------------  ------------
Total Liabilities and Stockholders' Equity           $ 100,452    $ 109,558
                                                    =============  ============

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               --------------------    --------------------
                                                 2001        2000        2001        2000
                                               --------    --------    --------    --------

Revenue:
   Collaborative and license revenue           $  3,593    $  1,112    $  9,641    $  3,059
   Grant and other revenue                          196         206         336         543
                                               --------    --------    --------    --------
Total revenue                                     3,789       1,318       9,977       3,602

Operating expenses:
   Research and development                       8,081       4,544      20,502      11,865
   General and administrative                     2,236       1,954       5,766       4,850
   Sales and marketing                              285        --         1,249        --
                                               --------    --------    --------    --------
Total operating expenses                         10,602       6,498      27,517      16,715
                                               --------    --------    --------    --------
Loss from operations                             (6,813)     (5,180)    (17,540)    (13,113)
Interest income (expense), net:
   Interest income                                1,151         949       3,895       1,444
   Interest expense                                (132)       (155)       (412)       (467)
                                               --------    --------    --------    --------
Interest income, net:                             1,019         794       3,483         977

Loss before income taxes                         (5,794)     (4,386)    (14,057)    (12,136)

Provision for income taxes                         --          --          --           100
                                               --------    --------    --------    --------
Net loss                                         (5,794)     (4,386)    (14,057)    (12,236)
Deemed dividend upon issuance of
  convertible preferred stock                      --          --          --         4,110
                                               --------    --------    --------    --------
Net loss attributable to common stockholders   $ (5,794)   $ (4,386)   $(14,057)   $(16,346)
                                               ========    ========    ========    ========

Basic and diluted net loss per share           $  (0.23)   $  (0.20)   $  (0.57)   $  (1.77)
                                               ========    ========    ========    ========
Shares used in computation of basic and
  diluted net loss per share                     24,818      21,610      24,710       9,209
                                               ========    ========    ========    ========

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $(14,057)    $(12,236)
     Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and amortization expense                 948          437
         Non-cash stock-based compensation expense             938        1,758
         Non-cash consulting expense                            60          --
         Non-cash interest expense                              84           67

         Changes in assets and liabilities
              Accounts receivable                            5,845          598
              Other current assets                            (334)      (1,737)
              Deposits and other assets                        192         (310)
              Deferred revenue                               2,483         (259)
              Accounts payable                                 190          428
              Accrued liabilities and compensation             387          906
                                                          --------     --------

         Net cash used in operating activities              (3,264)     (10,348)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investments                              (66,374)     (58,184)
     Maturities of investments                              45,404       36,591
     Purchases of property and equipment                    (2,986)        (606)
                                                          --------     --------

         Net cash provided by (used in) investing
           activities                                      (23,956)     (22,199)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from equipment financing arrangement             960          688
     Payments on long-term debt                             (1,154)        (795)
     Payments on capital lease obligations                    (464)        (242)
     Proceeds from sales of common stock                       --        48,889
     Proceeds from sales of preferred stock                    --         4,109
     Proceeds from exercise of stock options                   981          352
                                                          --------     --------

         Net cash provided by financing activities             323       53,001
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (26,897)      20,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            50,493        7,085
                                                          --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 23,596     $ 27,539
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

BASIS OF PRESENTATION

     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States for annual financial information have been condensed or omitted. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of future results that may be expected for the year ending December 31, 2001.

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

     The following table presents the calculation of pro forma basic and diluted net loss per share for the nine months ended September 30, 2000:

                                                                    Nine months ended September 30,
                                                              -------------------------------------------
                                                                 2001                            2000
                                                              ------------                     ----------
                                                              (in thousands except per share information)
Net loss attributable to common shareholders                  $ (14,057)                       $ (16,346)
                                                              =========                        =========
Basic and diluted:
Weighted-average number of shares used for basic
  and diluted per share amounts                                  24,710                            9,209
                                                              =========

Pro forma adjustment to reflect weighted effect of
  assumed conversion of convertible preferred stock                                                8,667
                                                                                               ---------

Shares used in computing pro forma basic and diluted
  net loss per share                                                                              17,876
                                                                                               =========

Basic and diluted net loss per share                           $  (0.57)                        $  (1.77)
                                                              =========                        =========

Pro forma basic and diluted net loss per share                                                  $  (0.91)
                                                                                               =========

NOTE 3 - SUBSEQUENT EVENTS

     On October 22, 2001, the Company entered into an agreement with Geron Corporation for a nonexclusive license for human telomerase (hTERT). The Company intends to enter into preclinical studies to determine whether hTERT may be developed into a therapeutic vaccine using its proprietary technology. The agreement with Geron requires the Company to pay certain license fees, milestone payments and royalties.

     On October 23, 2001, the Company entered into an agreement with Gambro Healthcare, Inc. by which Gambro, through designated Gambro clinics nationwide, agreed to provide cell collection services to support the commercialization of Provenge, the Company's therapeutic vaccine for prostate cancer, and other vaccines, if they are successfully developed. Collected cells will serve as a raw material component in the production of the Company's vaccines.

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

     .    establishing systems to support commercialization; and

     .    intellectual property prosecution.

     We have incurred significant losses since our inception. As of September 30, 2001, our accumulated deficit was $81.7 million. We have incurred net losses since inception as a result of research and development and general and administrative expenses in support of our operations and sales and marketing expenses. We anticipate incurring net losses over at least the next several years as we conduct our clinical trials, apply for regulatory approvals, continue development of our technology and expand our operations.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenue. Revenue increased approximately 187% to $3.8 million for the three months ended September 30, 2001, from $1.3 million for the three months ended September 30, 2000. Revenue for the three months ended September 30, 2001 consisted of $3.6 million from collaborative and license agreements and $196,000 from grant and other revenue. Revenue for the three months ended September 30, 2000 consisted of $1.1 million from collaborative and license agreements and $206,000 from grant and other revenue. The period over period increase was primarily due to $2.2 million in revenue related to an agreement we entered into with The R.W. Johnson Pharmaceutical Research Institute (R.W. Johnson) that provides funding to the Company for the study of R.W. Johnson's technology and the Company's technology to determine their respective feasibility as immunotherapy products for the treatment of tumors that express a defined antigen present on breast, ovarian and colorectal cancers.

     Research and Development Expenses. Research and development expenses increased approximately 78% to $8.1 million for the three months ended September 30, 2001, from $4.5 million for the three months ended September 30, 2000. Of the $3.6 million increase in research and development expenses, $1.9 million was due to clinical trial expenses, $810,000 was due to personnel-related costs, $687,000 was due to facilities and depreciation expenses, and a $209,000 increase in supplies offset by a $282,000 decrease in non-cash stock based compensation. Our research and development expenses consist primarily of salaries and other personnel-related costs, product development expenses, facility costs, supplies and depreciation.

     In September, 2001, the Company entered into agreements with Bayer Corporation for non-exclusive licenses to two tumor antigens. The agreements require us to pay certain license fees, milestone payments, and royalties to Bayer. We intend to begin preclinical studies to determine whether either or both of these antigens may be developed into therapeutic vaccines using our proprietary technology.

     General and Administrative Expenses. General and administrative expenses increased approximately 14% to $2.2 million for the three months ended September 30, 2001, from $2.0 million for the three months ended September 30, 2000. The $282,000 increase in general and administrative expense was primarily due to increased expenses to support the growth of the Company. Our general and administrative expenses consist primarily of personnel-related costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

     Sales and Marketing. Sales and marketing expenses increased to $285,000 for the three months ended September 30, 2001, from $0 for the three months ended September 30, 2000. Our sales and marketing expenses consist primarily of salaries and other personnel-related costs, pre-market launch activities and establishing systems to support commercialization. Of the $285,000 increase in sales and marketing expenses in 2001, $171,000 was due to consulting expenses and $96,000 was due to personnel-related expenses.

     Interest Income. Interest income increased approximately 21% to $1.2 million for the three months ended September 30, 2001, from $949,000 for the three months ended September 30, 2000. The increase in 2001 was attributable to higher average balances of cash and cash equivalents, short-term investments and long-term investments.

     Interest Expense. Interest expense decreased approximately 15% to $132,000 for the three months ended September 30, 2001, from $155,000 for the three months ended September 30, 2000. The decrease in 2001 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenue. Revenue increased approximately 177%, to $10.0 million for the nine months ended September 30, 2001, from $3.6 million for the nine months ended September 30, 2000. The period over period increase was primarily due to a $6.3 million increase in revenue for the nine month period ended September 30, 2001, related to an agreement we entered into with R.W. Johnson.

     Research and Development Expenses. Research and development expenses increased approximately 73% to $20.5 million for the nine months ended September 30, 2001, from $11.9 million for the nine months ended September 30, 2000. The increase of $8.6 million for the period ended September 30, 2001 in research and development expenses resulted primarily from increases of $4.6 million in clinical trial expenses, $2.0 million in personnel-related costs, $1.6 million in facilities and depreciation expense, and $455,000 in supplies, offset by a decrease of $548,000 in non-cash stock based compensation.

     General and Administrative Expenses. General and administrative expenses increased approximately 19% to $5.8 million for the nine months ended September 30, 2001, from $4.9 million for the nine months ended September 30, 2000. The increase in general and administrative expenses in the period ended September 30, 2001 was primarily due to increased expenses to support the growth of the Company.

     Sales and Marketing. Sales and marketing expenses increased to $1.2 million for the nine months ended September 30, 2001, from $0 for the nine months ended September 30, 2000. Our sales and marketing expenses consist primarily of salaries and other personnel-related costs, pre-market launch activities and establishing systems to support commercialization. Of the $1.2 million increase in sales and marketing expenses in 2001, $871,000 was due to consulting expenses and $264,000 was due to personnel-related expenses.

     Interest Income. Interest income increased approximately 170% to $3.9 million for the nine months ended September 30, 2001, from $1.4 million for the nine months ended September 30, 2000. The increase in 2001 was attributable to higher average balances of cash and cash equivalents, short-term investments and long-term investments.

     Interest Expense. Interest expense decreased approximately 12% to $412,000 for the nine months ended September 30, 2001, from $467,000 for the nine months ended September 30, 2000. The decrease in 2001 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, short-term investments and long-term investments were $91.7 million at September 30, 2001 and $97.2 million at December 31, 2000. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. To date, inflation has not had a material effect on our business.

     Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At September 30, 2001, our investment in equipment and leasehold improvements was $7.5 million. We have an agreement with a financing company under which we have financed purchases of $3.5 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 9.34% to 12.0% per year. We also have a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. All of which has been committed. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

     Net cash used in operating activities for the nine months ended September 30, 2001 was $3.3 million. During the nine months ended September 30, 2000, the Company used net cash of $10.3 million in its operating activities. Expenditures in both periods were a result of research and development expenses and general and administrative expenses in support of our operations and sales and marketing expenses.

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

     As of September 30, 2001, we had an accumulated deficit of $81.7 million. Operating losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our development and clinical trial efforts; and continue to develop the systems that support commercialization.

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

     . changes in or terminations of our existing collaboration and licensing arrangements; and

     . the cost of manufacturing scale-up and development at a commercial infrastructure and of marketing operations, if we undertake those activities.

     We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials and other activities. If we raise additional funds by issuing equity securities, further dilution to stockholders may result.

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

     Clinical testing is very expensive, takes many years, and the outcome is uncertain. A minimum of nine months will elapse before we learn results of our prostate cancer vaccine trials. The data collected from our clinical trials may not be sufficient to support approval by the FDA of Provenge, or any of our other vaccine products. The clinical trials of Provenge, Mylovenge, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

     We have entered into an agreement with Gambro Healthcare, Inc. by which a minimum of 70% of commercial cell collection services for our products in the U.S. will be provided by Gambro. Gambro may fail to conform to contract requirements for the volume, geographic distribution, quality, recordkeeping and other aspects of these services. Any such failure may lower our revenues and profitability, and could expose us to regulatory action.

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

     We currently depend on single-source vendors for some of our components necessary for our vaccine candidates. There are, in general, relatively few alternative sources of supply for these products. While these vendors have produced our products with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period.

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

     As of October 22, 2001, we owned 89 patents and had licenses to additional patents. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance by the Patent Office. It is possible that a third party may successfully challenge our patents or patents licensed by us from others, or that a challenge will result in limiting their coverage. The cost of litigation to uphold the validity of patents and to prevent infringement can be substantial and, if the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that third parties may infringe our patents. To stop these activities we may need to file a lawsuit. Even if we were successful in stopping the violation of our patent rights, these lawsuits are expensive and consume time and other resources. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the invention. There is also the risk that, even if the validity of our patents is upheld, a court will refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

     The market price for shares of our common stock is volatile and may fluctuate in response to a number of factors, some of which may be beyond our control and unrelated to the company's operating performance. Those factors include:

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

     .    regulatory action involving us or our competitors; and

     . changes in our key personnel, intellectual property rights, significant collaborations or strategic alliances.

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

     Our success depends, to a significant extent, upon the efforts and abilities of our senior management. The loss of the services of one or more of our key employees would delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001, we had short-term investments of $57.7 million and long-term investments of $10.4 million. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. From the effective date of the Registration Statement through September 30, 2001, the Company used approximately $10.1 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.

     In payment of certain license fees, the Company issued 14,516 shares of Dendreon common stock to Geron Corporation and 1,613 shares of Dendreon common stock to University Technology Corporation, a licensor to Geron Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit
                Number   Description
                -------  -----------
                3.1      Amended and Restated Certificate of Incorporation (2)
                3.2      Bylaws (1)
                4.1      Specimen Common Stock certificate (1)
                10.21+   Memorandum of Modifications to Kirin and Dendreon
                         Collaboration

                --------------------
                (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
                (2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706.
                + Confidential treatment has been requested with respect to certain portions of this exhibit.

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 2001

                                       DENDREON CORPORATION

                                       By: /s/ Martin A. Simonetti
                                           -------------------------------------
                                           Martin A. Simonetti
                                           Senior Vice President, Finance
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit
Number       Description
-------      -----------

3.1          Amended and Restated Certificate of Incorporation (2)
3.2          Bylaws (1)
4.1          Specimen Common Stock certificate (1)
10.21+       Memorandum of Modifications to Kirin and Dendreon Collaboration
--------------------
(1)  Filed as an exhibit to Registration Statement on Form S-1, File No.
     333-31920.
(2)  Filed as an exhibit to Registration Statement on Form S-1, File No.
     333-47706.
+ Confidential treatment has been requested with respect to certain portions of this exhibit.