Form 10-K
period 2001-12-31
DENDREON CORP
filed 2002-03-26
CIK 1107332

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934
                  for the fiscal year ended December 31, 2001

                         Commission File No. 000-30681

                             DENDREON CORPORATION
            (Exact name of registrant as specified in its charter)

                      DELAWARE                 22-3203193
                   (State or other          (I.R.S. Employer
                    jurisdiction           Identification No.)
                 of incorporation or
                    organization)

                  3005 FIRST AVENUE SEATTLE, WASHINGTON 98121
                                (206) 256-4545
 (Address, including zip code, of Registrant's principal executive offices and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]  No [_]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes [_]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant's Common Stock on March 1, 2002, as reported on the National Association of Securities Dealers Automated Market, was approximately $49,075,929*.

As of March 1, 2002, the Registrant had outstanding 25,016,074 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement, which will be filed on or before April 30, 2002 with the Securities and Exchange Commission in connection with the Registrant's annual meeting of stockholders to be held on May 15, 2002, is incorporated by reference into Part III of this Report.

*Excludes 10,708,223 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 5 percent of the shares outstanding at March 1, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORM 10-K                                            DENDREON CORPORATION

INDEX
--------------------------------------------------------------------------------


PART I

Item 1.  Business                                                                               4

Item 2.  Properties                                                                            14

Item 3.  Legal Proceedings                                                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                                   14
--------------------------------------------------------------------------------------------------

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                 15

Item 6.  Selected Financial Data                                                               16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 17

Item 7A. Quantitative and Qualitative Disclosure about Market Risk                             28

Item 8.  Financial Statements and Supplementary Data                                           28

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  28
--------------------------------------------------------------------------------------------------

PART III

Item 10. Directors and Executive Officers of the Registrant                                    29

Item 11. Executive Compensation                                                                29

Item 12. Security Ownership of Certain Beneficial Owners and Management                        29

Item 13. Certain Relationships and Related Transactions                                        29
--------------------------------------------------------------------------------------------------

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                       30

         Signatures                                                                            32
--------------------------------------------------------------------------------------------------

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements concerning matters that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as believe, expects, likely, may and plans are intended to identify forward-looking statements, although not all forward-looking statements contain these words.
   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.
   Readers are urged to carefully review and consider the various disclosures made by us in this Report which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Factors That May Affect Results of Operations and Financial Condition" in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein.

PART I

ITEM 1.
BUSINESS
--------------------------------------------------------------------------------

OVERVIEW

Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon's product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules.
   The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer. Provenge(TM) is a therapeutic vaccine for the treatment of prostate cancer and is in Phase III clinical trials, the final stage of product development. We are conducting Phase II clinical trials for Mylovenge(TM), our therapeutic vaccine for the treatment of multiple myeloma, and Phase I clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. We have received clearance from the Food and Drug Administration to begin a Phase I clinical trial for CTL8004, our collaborative project with The Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or J&J PRD(A), for the treatment of breast, ovarian and colon cancers. We have additional therapeutic vaccines, monoclonal antibodies and a pathway to small molecule drug discovery in preclinical development for the treatment of cancer. We also intend, over time, to pursue the application of our technologies in the fields of autoimmune diseases, allergies and infectious diseases.

Current Cancer Therapies

Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and ultimately death.
   To be effective, therapy must eliminate the cancer both at its site of origin and at sites of metastases. Metastatic disease is often responsible for the relapse and ultimate death of patients with cancer. Current treatments for cancer include surgery, radiation, hormone therapy and chemotherapy. Surgery and radiation therapy treat cancer at its origin, but are limited because certain tissues cannot be removed surgically and/or do not tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation cannot control all metastases. Chemotherapy and hormone therapy are frequently used to treat tumor metastases. However, these therapies cause severe damage to normal tissue. Additionally, chemotherapy and hormone therapy may shrink tumors, but rarely eliminate them completely.
   Treatments known as immunotherapy stimulate the body's natural mechanism for fighting disease and may overcome many of the limitations of current cancer therapies. Immunotherapy may be particularly useful for the treatment of residual disease.

The Immune System

   Tumor Antigens. The immune system, the body's natural defense against disease, is composed of a variety of specialized cells. These cells, and in particular the proteins produced by these cells, recognize specific chemical structures, called antigens, that are found on disease-causing agents. Antigens trigger an immune response, which results in the eventual removal of antigen from the body.
   Cells of the Immune System. A specialized class of immune system cells, called antigen-presenting cells, start the immune response. The most potent antigen-presenting cells are known as dendritic cells, which take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells, called lymphocytes. During this antigen processing, dendritic cells mature, enabling them to present the processed antigen to lymphocytes. There are two main categories of lymphocytes:
B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and commonly is thought to be a

(A) See Collaborations paragraph for discussion about assignment of rights from R.W. Johnson Pharmaceutical Research Institute to Johnson & Johnson Pharmaceutical Research and Development L.L.C.

key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies. The antibodies are secreted by B-cells and bind to antigen found on pathogens, or tumor cells, resulting in their destruction.
   Cancer Vaccines. The immune system recognizes and generates a strong response to hundreds of thousands of different antigens introduced from the environment. Tumors, however, frequently display antigens that are also found on normal cells. Thus, the immune system may not distinguish between tumors and normal cells and, therefore, may be unable to mount a strong anti-cancer response. Tumors may also actively prevent dendritic cells from becoming mature, thereby preventing full activation of the immune system. Thus, we believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate dendritic cells to stimulate a vigorous cell-mediated immunity.
   Monoclonal Antibodies. Naturally-occurring antibodies are proteins that are an essential component of the human immune system. They are produced in response to the presence of foreign antigens in the body and are extremely specific. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell's activity or causing cell death. Monoclonal antibodies are manufactured antibodies that share characteristics of naturally occurring antibodies. They may be created to recognize a specific antigen present on tumor cells, but not on healthy cells, and to bind to that antigen and cause the death of the tumor cell. Because each monoclonal antibody targets only cells expressing a specific antigen, healthy cells may be unaffected, and many of the harsh side effects of conventional cancer therapies avoided. Monoclonal antibodies may be used alone or coupled with drugs or radioisotopes in combination therapies that attack cancer cells in several ways.

OUR THERAPEUTIC CANCER VACCINE APPROACH

We combine our expertise in antigen identification, antigen engineering and dendritic cell processing to produce immunotherapeutic vaccines. Our ability to both manipulate dendritic cells and engineer antigens allows us to develop vaccines that are designed to generate effective cell-mediated immune responses. We have vaccines in development for ten common cancers. Our approach to therapeutic cancer vaccines is to:

   . identify antigens on cancer cells that are suitable targets for cancer therapy;
   . create proprietary, genetically engineered, Antigen Delivery Cassettes(TM)
     that will be optimally processed by dendritic cells;
   . isolate and activate dendritic cells using proprietary methods; and . create cancer vaccines that combine dendritic cells and engineered antigens to trigger a cell-mediated immune response to destroy tumors.

Antigen Identification

Our objective is to identify antigens associated with as broad a population of cancers as possible. We obtain antigens from several sources: our internal discovery programs, public databases of genetic information and licenses from third parties. Our internal antigen discovery programs begin by identifying novel genes expressed in specific tissues or in malignant cells. We then evaluate the expression of these genes in normal versus diseased tissue. We consider the genes that we find localized in diseased tissue as candidates for antigen engineering. Likewise, we also consider genes from external sources that meet these criteria. In 2001, we were issued a patent on a gene designated trp-p8, which is found expressed on multiple cancers, and we acquired through licenses, the opportunity to work with the tumor antigens designated carcinoembryonic antigen, or CEA, carbonic anhydrase IX, or MN, and telomerase.

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

   Our Antigen Delivery Cassette is a protein that has three regions: the region that enhances antigen binding and entry into dendritic cells; the region that directs antigen processing along specific pathways for T-cell activation; and the antigen itself. The Antigen Delivery Cassette targets each engineered antigen to dendritic cells and provides a common key to unlock the potential to process antigen.
   The dendritic cell binding region is common to all of our Antigen Delivery Cassettes and has the capability to recognize the dendritic cell and bind the cassette to the dendritic cell surface. Binding stimulates the dendritic cell to engulf the cassette. The antigen processing region then directs dendritic cells to process antigen along pathways that stimulate cell-medicated immunity. The antigen region of the Antigen Delivery Cassette thus gains access to processing by the dendritic cell, which would otherwise be denied to non-engineered antigen. We believe this process results in a potent cell-mediated immune response.
   Our Antigen Delivery Cassette technology provides us with a foundation on which new proprietary antigens are built. An example of our antigen engineering approach is the antigen HER-2/neu used for production of APC8024, our therapeutic vaccine for the treatment of breast, ovarian, colorectal and pancreatic cancers. The gene encoding a protein called HER-2/neu is known to be associated with these cancers. Because HER-2/neu is poorly recognized as an antigen by the immune system, we created a series of Antigen Delivery Cassettes, each with a distinct version of the modified HER-2/neu gene sequence. We then tested each of these cassettes in preclinical models and identified and incorporated into our vaccine the one that generated the most potent cell-mediated immune response and was most potent for treating cancer in animals.

DENDRITIC CELL PROCESSING AND VACCINE PRODUCTION

Our vaccine manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells, such as dendritic cells, isolated from blood. To obtain dendritic cells, we first remove white blood cells from a patient's blood through a standard blood collection process called leukapheresis. Dendritic cells are then separated from other white blood cells using our proprietary cell separation devices. Our process separates dendritic cells from tumors, which may suppress dendritic cell function, and thereby allows dendritic cells to become fully mature and activated.
   We incubate the dendritic cells with the appropriate Antigen Delivery Cassette under controlled conditions in which we have optimized conditions, including concentration of the Antigen Delivery Cassette and dendritic cell numbers. After 40 hours, the dendritic cells are optimally activated and are ready to be used as a vaccine. We subject each vaccine to quality control testing, including purity, potency and sterility testing. Our process requires less than three days from white blood cell collection to vaccine administration.

VACCINE DELIVERY

Our vaccines are delivered as a 30-minute intravenous infusion given as an outpatient procedure. A single vaccine infusion is sufficient to stimulate cell-mediated immunity to the target antigen. Our clinical trials indicate that maximum stimulation requires three infusions given at two-week intervals. Patients in our trials typically complete a course of therapy in one month.

PRODUCTS

The following table summarizes the target indications and status of our products and product candidates in development.

Our Products and Product Candidates in Development(B)

Product                    Target Indication(s)       Status
-------------------------------------------------------------------------------

Product Candidates in Clinical Trials

  Provenge(TM)             Hormone Refractory         Phase III
                           Prostate cancer Hormone    Phase III
                           Sensitive Prostate cancer

  Mylovenge(TM)            Multiple myeloma           Phase II
                           Amyloidosis                Phase II

  APC8024                  Breast cancer              Phase I
                           Ovarian cancer             Phase I
                           Endometrial                Phase I
                           Gastrointestinal           Phase I
                           Colorectal                 Phase I

  CTL8004 (C)              Breast cancer              Phase I
                           Ovarian cancer             Phase I

Product Candidates in Research and Development
  Vaccine Targets

  NY-ESO                   Bladder cancer, Lung       Preclinical
                           cancer                     Preclinical
                           Breast cancer, Prostate    Preclinical
                           cancer
                           Ovarian/Uterine cancer,
                           Melanoma

  Trp-p8                   Lung cancer, Breast cancer Preclinical
                           Prostate cancer, Colon     Preclinical
                           cancer

  CEA                      Breast cancer, Lung cancer Preclinical
                           Colon cancer               Preclinical

  MN                       Kidney cancer, Colon       Preclinical
                           cancer                     Preclinical
                           Cervical cancer

  Telomerase               Multiple cancers           Preclinical

  Monoclonal Antibodies

  DN1924                   Non-Hodgkin's lymphoma     Preclinical
                           Hodgkin's lymphoma         Preclinical
                           B-cell leukemias           Preclinical

  DN1921                   Autoimmune diseases,       Preclinical
                           including rheumatoid
                           arthritis

  Trp-p8                   Lung cancer, Breast cancer Preclinical
                           Prostate cancer, Colon     Preclinical
                           cancer

 Products
   Cell Separation Device

   DACS(R)SC Kit            Blood stem cell           FDA Approved
                            preparation for
                            transplantation

(B) Status is as of March 1, 2002.
  Preclinical means that a potential product is still in research undergoing evaluation in disease models in preparation for potential human clinical trials.
  Phase I-III clinical trials denote safety and efficacy tests in humans as follows:
     Phase I: Evaluation of safety and dosing.
     Phase II: Evaluation of safety and efficacy.
     Phase III: Definitive evaluation of safety and efficacy.

(C) Product of the Johnson & Johnson Pharmaceutical Research and Development, L.L.C. See discussion of our Research Collaboration and License Agreement with the Johnson & Johnson Pharmaceutical Research and Development, L.L.C. under "Collaborations" below.

PRODUCT CANDIDATES IN CLINICAL TRIALS

Provenge for Prostate Cancer

Prostate cancer is the most common solid tumor malignancy in men in the U.S. with over one million currently diagnosed with this disease. In 2001, prostate cancer was diagnosed in approximately 200,000 men in the U.S.; more than 32,000 died of the disease.
   The antigen component of Provenge is derived from the gene encoding a marker for prostate cancer, prostatic acid phosphatase, which is found in approximately 95% of prostate cancers. We have subjected prostatic acid phosphatase to our antigen engineering process and have created a proprietary Antigen Delivery Cassette.
   We initiated two double-blind placebo-controlled Phase III clinical trials designed to demonstrate that Provenge is safe and effective for treating hormone refractory prostate cancer, or HRPC. The trials will determine if Provenge delays disease progression and its associated pain. The trials were designed to enroll a total of 240 men. We are continuing to enroll patients in our second Phase III trial for HRPC patients. Enrollment in the first Phase III trial closed in September 2001. An interim analysis of this trial was performed in which an independent third party provider of statistical analyses reported its estimate relating to the probability of a treatment difference in the primary endpoint of time to disease progression. The interim results were inconclusive, and indicated that it is possible, but not probable, that the primary endpoint of the trial will be achieved. Additional data is required for a final analysis that is expected to be completed in mid-2002.
   The interim analysis did not provide a sufficient basis upon which to make definitive business decisions relating to the ongoing development of Provenge. The final analysis will include patient-specific data that will provide the basis for a determination of whether we will proceed with commercialization of the product, conduct additional trials to determine the safety and efficacy of Provenge in a different population of patients, or terminate the development of Provenge.
   In June 2001, we began a Phase III trial of Provenge to evaluate its safety and effectiveness in treating men with early stage, hormone sensitive prostate cancer. In this trial, the vaccine is administered following three months of hormone therapy. The trial is designed to enroll 160 men.

Mylovenge for B-cell Malignancies: Multiple Myeloma and Amyloidosis

Approximately 15,000 people were diagnosed with multiple myeloma, a cancer of the blood, in 2001 over 10,000 individuals died from this disease in the United States. It accounts for approximately 10% of cancers of the blood. Amyloidosis is a disease related to multiple myeloma, afflicting approximately 2,500 individuals in the United States annually. Amyloidosis is fatal in most cases.
   Mylovenge utilizes a patient-specific antigen, called M protein, a unique immunoglobulin, or antibody, produced by the patient's tumor and easily collected from the blood. We are currently conducting a Phase II trial, in collaboration with the Mayo Clinic, for the treatment of patients who have residual myeloma after high dose chemotherapy and stem cell transplant. We are also conducting a Phase II trial for the treatment of multiple myeloma patients with high numbers of tumor cells that are resistant to standard therapy. We are also conducting a Phase II trial designed to assess the ability of Mylovenge to stimulate immunity in patients who are currently responding to thalidomide. We have also treated patients with amyloidosis with Mylovenge as part of the Mayo Clinic Phase II trial.

APC8024 for Treatment of Breast, Ovarian and Colon Cancers

APC8024 is our vaccine against tumors that have increased levels of a protein called HER-2/neu on their surface. Increased levels of this protein are found in approximately 25% of metastatic breast cancers, ovarian, and colon cancers. We have identified por tions of the HER-2/neu molecule that stimulate a potent cell-mediated immune response when engineered into our Antigen Delivery Cassette.
   Two Phase I trials are underway to evaluate APC8024 for the treatment of patients with tumors that have HER-2/neu on their surface. The trials will examine different doses and schedules of APC8024 for safety and ability to stimulate immunity. If successful, we plan to use the results of these trials to select one treatment regimen for Phase II trials that will examine the effectiveness of APC8024 for the treatment of specific cancers. We are working in collaboration with J&J PRD on this project.

CTL8004 for Treatment of Breast, Ovarian and Colon Cancers

An Investigational New Drug application or IND, was cleared by the FDA late in 2001, allowing the initiation of Phase I clinical trials to evaluate the safety and efficacy of the immunotherapy product designated CTL8004, an immunotherapy product of J&J PRD. We are working in collaboration with J&J PRD on this trial.

PRODUCT CANDIDATES IN RESEARCH AND DEVELOPMENT

Vaccine Targets:

NY-ESO

NY-ESO is a protein that is present on many cancers, including melanoma, breast, prostate, lung, ovarian/uterine and bladder cancers. We licensed the NY-ESO antigen from the Ludwig Cancer Institute, where scientists performed a series of preclinical studies that demonstrated NY-ESO is an excellent immunotherapy target present in a wide variety of tumors. We are currently engineering the NY-ESO antigen into our Antigen Delivery Cassette. This involves identifying those regions of the molecule that stimulate the strongest cell-mediated immunity and then combining those regions to yield a protein that is most effectively presented by dendritic cells.

Trp-p8

The trp-p8 gene, and the protein encoded by this gene, is present on 100% of prostate cancers and approximately 71% of breast cancers, 93% of colorectal cancers and 80% of lung cancers. Trp-p8 is the first gene generated from our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. We plan to incorporate the trp-p8 antigen into our vaccine technology, and we may include it with other targets to develop multivalent therapeutic vaccines.

Carcinoembryonic Antigen (CEA)

The carcinoembryonic antigen, or CEA, is present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We licensed the CEA antigen from Bayer Corporation, Business Group Diagnostics. We plan to incorporate the CEA antigen into our vaccine technology as described for trp-p8.

MN Antigen

MN antigen is a protein also known as the carbonic anhydrase IX antigen. It is present on approximately 75% of cervical and colon cancers and 95% of renal cancers. We licensed the MN antigen from Bayer Corporation, Business Group Diagnostics. We plan to incorporate the MN antigen into our vaccines.

Telomerase

The human telomerase antigen, or hTERT, is present on approximately 80% of tumor samples. We licensed the hTERT antigen from Geron Corporation and plan to incorporate it into our vaccine technology.

ADDITIONAL VACCINE PRODUCTS

We believe that our vaccine technologies have additional potential applications that we plan to pursue in the fields of autoimmune diseases, allergies and infectious diseases.

MONOCLONAL ANTIBODIES

DN1924 Antibody for Treatment of Cancer

DN1924, previously known as Danton(TM), is our monoclonal antibody that targets a unique antigen present on normal and malignant blood cells and causes the death of only malignant cells. The target for DN1924 is present on numerous blood-borne tumors, such as Hodgkin's lymphoma, non-Hodgkin's lymphoma, and B-cell leukemias. Current treatments for these cancers include chemotherapy, radiation, and high dose chemotherapy with stem cell transplantation, all of which are highly toxic. More recently, a monoclonal antibody, Retuximab, has been approved for use in some of these patients. It is directed to a different antigen than the antigen to which DN1924 binds. Preclinical studies suggest that DN1924 can kill human cancer cells without apparent toxicity or immune suppressive side effects. Furthermore, these preclinical studies suggest that cancer cells may not develop resistance to this treatment over time.

DN1921 Antibody for Treatment of Autoimmune Disease

DN1921, previously known as Dantes(TM), is our monoclonal antibody that suppresses activities of the immune system. Autoimmune diseases such as rheumatoid arthritis, systemic lupus erythematosus, multiple sclerosis, myasthenia gravis and pemphigus vulgaris, result from unwanted activities of the immune system. Current therapeutics include nonspecific immune suppression by corticosteroids, methotrexate and other drugs. Although these treatments may reduce tissue damage in some patients, they are not curative.
   DN1921 is specific for a well-known target for immunosuppression, HLA-DR. Previously, other companies have attempted to develop drugs that targeted HLA-DR. Although those drugs were usually effective immunosuppressants, they failed in preclinical studies due to unacceptable toxicity. We have observed that immunosuppression and toxicity are mediated by two separate parts of the antibody molecule. We are developing DN1921 to take advantage of this observation. DN1921 has shown encouraging immunosuppressive abilities in our preclinical studies without producing toxicity.

Trp-p8

Trp-p8, the protein described in the previous section, is a voltage gated calcium ion channel. It displays numerous characteristics that make it an attractive target for immunotherapy, as well as for conventional drug therapy. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. In cancerous tissues, trp-p8 is expressed in cancers of the prostate, colon, lung and breast. The unique molecular characteristics of trp-p8 make it an attractive candidate as a therapeutic target for monoclonal antibodies, cancer vaccines and small molecules. We are currently performing discovery and preclinical research to find and characterize therapeutic candidates in these areas.

Cell Separation Products

We have developed proprietary cell separation technology that can be tailored for specific cell types. This technology consists of two components: specially engineered separation containers and solutions called buoyant density solutions. We prepare our buoyant density solutions to match the buoyant density of a particular cell type. By matching buoyant densities in this manner, we are able to control whether or not a specific cell type floats or sinks in the solution. This allows us to isolate the desired cells easily, rapidly and without the need for the biological reagents used in conventional cell separation techniques.
   In 1996, we received a marketing authorization in the United States on a family of our separation devices. In 1999, we obtained pre-marketing approval, or a PMA, from the FDA for our DACS(R)SC kit. We also use our cell separation technology to isolate dendritic cells for our cancer vaccines. For cell types outside of our interests, we license our technology to third parties.

COLLABORATIONS

Kirin Brewery Co., Ltd.

Kirin Brewery Co., Ltd., or Kirin, is our collaborator for the marketing and development of our vaccines in Asia. We have granted Kirin an exclusive license to our proprietary dendritic cell technology for the development and commercialization of our products in Japan and other Asian countries. We also granted Kirin an option to obtain an exclusive license to commercialize in these countries other products we develop with our dendritic cell technology. In exchange, Kirin has granted us an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. In August 2001, we entered into a memorandum agreement with Kirin modifying our existing agreements with Kirin. Under the new agreement, we will provide Kirin with PA2024, the antigen used in Provenge, and additional development and regulatory support.
   We conduct collaborative research with Kirin intended to create improvements in our dendritic cell technology and to develop new products. Under the terms of our agreements with Kirin, we are reimbursed by Kirin for research and development expenses pursuant to a mutually agreed development plan. By agreement, Kirin will own all rights in these improvements and will exclusively license them to us. We also supply Kirin with devices, reagents and some of our proprietary antigens. Kirin, in turn, supplies us with some of its proprietary antigens and other items. We and Kirin have also agreed to collaborate in the clinical development and commercialization in the European Union of novel products jointly developed under our agreements and to share equally in any profits.

The Johnson & Johnson Pharmaceutical Research and Development, L.L.C.

In October 2000, we entered into a Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. and a member of the Johnson & Johnson family of companies. R.W. Johnson assigned all its rights and obligations to Johnson & Johnson Pharmaceutical Research and Development, L.L.C an affiliate, as of January 1, 2002. The assignment did not change the terms of the agreement. The agreement provides for studies of R.W. Johnson's technology and of our technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen, Her-2/neu, present on breast, ovarian and colorectal cancers. Under the agreement, we have received a study fee, option fee, and funding pursuant to an agreed research plan. The agreement with J&J PRD terminates on December 31, 2002. We are currently discussing continuing our collaboration with J&J PRD.

MANUFACTURING

We manufacture the Antigen Delivery Cassettes used to conduct preclinical and clinical trials. We manufacture our Antigen Delivery Cassettes as recombinant proteins using standard production methods in compliance with current good manufacturing practices, or cGMP.
   In March 2001, we contracted with Diosynth RTP, Inc., to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. At the inception of the agreement, we anticipated that a substantial part of the work and corresponding expense for the scale-up program would be incurred in 2002. Pursuant to procedures established in the agreement, we have requested certain modifications to the program. The modifications would require six to eight weeks for the review of data and an additional period to establish regulatory strategy prior to proceeding with certain scheduled program requirements. Diosynth has wound down certain of the program work and has proposed a change order in response to our modification request. We intend to negotiate with Diosynth regarding the terms of its proposed change order.
   We own and operate cell-processing centers in Mountain View, California and Seattle, Washington. In addition, we use three third-party dendritic cell-processing centers operated in conjunction with the Mayo Clinic in Rochester, Minnesota, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey.
   We also manufacture cell separation devices that isolate cells from blood and other bodily fluids. We rely on subcontractors to manufacture these devices in full compliance with cGMP.

INTELLECTUAL PROPERTY

We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets of our own or that we have licensed from others. Our issued and allowed patents include patents that are directed to the solutions and devices by which cells can be isolated and manipulated, including claims that apply specifically to the isolation of dendritic cells, and claims on the use of these cells for immunotherapy, for example, the treatment of diseases such as B-cell malignancies. We have also received claims on treatment methods covering a variety of immunostimulatory antigen compositions. These include our Antigen Delivery Cassette for use with a variety of tumor antigens and specifically, the prostate antigen containing cassette, for which we have independent patent protection. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the cancer vaccine field. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. For example, we are aware of others that have had patents issued to them in the dendritic cell field relating to methods to isolate, culture or activate dendritic cells and relating to the treatment with antigens of cancers such as prostate cancer. As a result of potential conflicts with the proprietary rights of oth-ers, we may in the future have to prove we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.
   We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us be kept con fidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development. Companies, including AVI Biopharma, Inc., Cell Genesys, Inc., Northwest Biotherapeutics, Inc., Therion Biologics Corporation and Vical Incorporated, have disclosed that they are developing cancer vaccines that may compete with Provenge. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge.
   Many companies, including major pharmaceutical companies, are also developing alternative therapies that may compete with our other products in the fields of cancer, autoimmune diseases, allergies and infectious diseases. Many of the companies developing cancer vaccines and alternative treatments have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.
   Our ability to commercialize our products and compete effectively will depend, in large part, on:

   . our ability to advance Provenge and Mylovenge through clinical trials and through the FDA approval process;
   . the price of our vaccines relative to other products or competing treatments;
   . the effectiveness of our sales and marketing efforts and those of our marketing partners;
   . the perception by physicians and other members of the health care community of the safety, efficacy and benefits of our vaccines compared to those of competing products or therapies;
   . the willingness of physicians to adopt a new treatment regimen represented by our dendritic cell technology; and
   . unfavorable publicity concerning cancer vaccines.

   Competition among products approved for sale will be based, among other things, upon efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our technologies, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

EMPLOYEES

As of December 31, 2001, we had 144 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

EXECUTIVE OFFICERS AND EXECUTIVE MANAGEMENT OF THE REGISTRANT

Our executive officers and executive management and their ages as of March 18, 2002 were as follows:

Name                                Age                                Position
---------------------------------------------------------------------------------------------------------------
Christopher S. Henney, Ph.D., D.Sc. 61  Chief Executive Officer and Chairman of the Board of Directors
T. Dennis George, J.D.              63  Senior Vice President, Corporate Affairs, General Counsel and Secretary
Martin A. Simonetti, M.S., M.B.A.   44  Senior Vice President, Finance, Chief Financial Officer, and Treasurer
David L. Urdal, Ph.D.               52  President, Chief Scientific Officer, and Vice Chairman of the Board of
                                          Directors
Mitchell H. Gold, M.D.              34  Vice President, Business Development
Reiner Laus, M.D.                   41  Vice President, Research
Madhusudan V. Peshwa, Ph.D.         34  Vice President, Process Science
Grant E. Pickering, M.B.A.          34  Vice President, Operations

   Christopher S. Henney, Ph.D., D.Sc., has served as our Chief Executive Officer and Director since May 1995 and as our Chairman of the Board of Directors since January 2001. Dr. Henney also served as our President from December 1998 through December 2000. In 1989, Dr. Henney co-founded ICOS Corporation, a publicly-held biotechnology company, where from 1989 to 1995, Dr. Henney served as Executive Vice President, Scientific Director and Director. In 1981, Dr. Henney co-founded Immunex Corporation, a publicly-held biotechnology company, where from 1981 to 1989, he held various positions, including Director, Vice Chairman and Scientific Director. Dr. Henney is also a former academic immunologist. Dr. Henney currently serves as a director of Techne Corporation, Sonus Pharmaceuticals Inc., Bionomics, Inc., Cerylid Biosciences, and Structural Genomix, Inc. Dr. Henney received a B.Sc. with Honors, a Ph.D. in experimental pathology and a D.Sc. for his contributions to immunology from the University of Birmingham, England.
   T. Dennis George, J.D., has served as our Senior Vice President of Corporate Affairs, General Counsel and Secretary since December 1999. From 1977 until joining us, Mr. George was a partner in the law firm George, Hull, Porter & Kohli, P.S. in Seattle, Washington. Mr. George is a member of the Washington State, King County and American Bar Associations and is a former president of the Federal Bar Association of the Western District of Washington. Mr. George is admitted to the U.S. Supreme Court, U.S. Court of Appeals for the Ninth Circuit and U.S. District Courts for the Western and Eastern Districts of Washington. Mr. George received a B.S. with honors from Northern Michigan University and a J.D. with honors from the University of Wisconsin Law School.
   Martin A. Simonetti, M.S. M.B.A. has served as our Chief Financial Officer and Treasurer since joining us in January 1999 and Senior Vice President, Finance since January 2001. From 1991 to 1998, Mr. Simonetti was employed at Amgen Inc., a pharmaceutical company, where he held various positions, including Vice-President Operations and Finance of Amgen BioPharma and their Director of Colorado Operations. From 1984 to 1991, Mr. Simonetti was employed at Genentech, Inc., a biotechnology company, first as a scientist in their Medicinal and Analytical Chemistry Department and later, after obtaining an M.B.A., as a financial analyst and quality group controller. Mr. Simonetti received a B.S. and an M.S. in Nutrition from the University of California, Davis and an M.B.A. from the University of Santa Clara.
   David L. Urdal, Ph.D., has served as our President since January 2001 and as our Chief Scientific Officer and Vice Chairman of our Board of Directors since joining us in July 1995. Dr. Urdal served as our Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.
   Mitchell H. Gold, M.D., has served as our Vice President of Business Development since June 2001. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive Officer, and a founder of Elixis Corporation, a web-based electronic medical records company. For the five prior years, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold received his B.S., Phi Beta Kappa, from the University of Wisconsin-Madison in 1989 and his M.D. from Rush Medical College in 1993.
   Reiner Laus, M.D., has served as our Vice President of Research since January 2001. From 1999 to January 2001, Dr. Laus served as our Vice President of Immunology after serving for five years as our Director, Molecular Immunology. Dr. Laus joined the Company in 1993 as Senior Scientist in Molecular Immunology. He held research appointments at the University of Kiel, Germany between 1986 and 1993, and at Stanford University from 1989 through 1992. He received his M.D. from the University of Kiel, Germany in 1986.
   Madhusudan V. Peshwa, Ph.D., has served as our Vice President of Process Science since November 1999. For the five prior years, he served as our Director of Cell Processing and Manager of Cell Process Engineering and Pilot Plant Operations. Dr. Peshwa joined the Company in 1994 as a Scientist. Dr. Peshwa obtained his Ph.D. in Chemical Engineering from the University of Minnesota in 1993, and B. Tech. from the Indian Institute of Technology in Kanpur, India in 1988. He is also a member of the Industrial Consortium Advisory Board for the Bio-Processing Engineering Center at the Massachusetts Institute of Technology.
   Grant E. Pickering, M.B.A., was appointed Vice President of Operations in March 2002. Prior to that he had served as our Vice President of Marketing since May 2001, and Director of Marketing since joining us in January 2000. From 1997 to the end of 1999, Mr. Pickering served as Director of Marketing and Business Development for Algos Pharmaceutical Corporation, a company developing a new class of pharmaceuticals for the treatment of cancer pain. Mr. Pickering also held various sales and marketing positions with Glaxo, Inc. from 1992 through 1995 and the Ortho Pharmaceutical division of Johnson & Johnson from 1989 through 1992. Mr. Pickering obtained an M.B.A. with honors from Georgetown University in 1997, and a B.S. in Marketing from the Pennsylvania State University in 1989.

ITEM 2.
PROPERTIES
--------------------------------------------------------------------------------

We lease approximately 70,650 square feet of laboratory, manufacturing and office space in Seattle, Washington under a lease expiring in December 2008. We sublease to a subtenant approximately 7,889 square feet of this leased space under a sub-lease that expires on April 30, 2002. We also lease approximately 5,256 square feet of office space in another Seattle, Washington location, under a lease expiring in 2008. Both leases may be extended at our option for two consecutive five-year periods. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring June 2006. This lease may be extended at our option for one five year period.

ITEM 3.
LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

We are not a party to any material legal proceedings.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None.

PART II

ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Our common stock is quoted on the Nasdaq National Market System under the symbol "DNDN". Public trading of our common stock commenced on June 16, 2000. Prior to that time, there was no public market for our stock. The following table summarizes our common stock's high and low sales prices for the periods indicated as reported by the Nasdaq National Market System.

                                                              High    Low
       ------------------------------------------------------------------

       2002
       First Quarter (through March 1, 2002)                $ 9.80 $ 3.25

       2001
       First Quarter                                         14.81   6.78
       Second Quarter                                        16.73   5.81
       Third Quarter                                         16.30   7.40
       Fourth Quarter                                        11.76   8.05

       2000
       Second Quarter (from June 16, 2000 to June 30, 2000)  16.56   9.69
       Third Quarter                                         25.00  12.25
       Fourth Quarter                                        22.63  12.00

As of March 1, 2002, there were approximately 133 holders of record of our common stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

On October 22, 2001, we issued an aggregate of 14,516 shares of common stock to Geron Corporation and 1,613 shares of common stock to University Technology Corporation, a licensor to Geron Corporation, in payment of license fees in connection with our nonexclusive license from Geron of human telomerase, or hTERT. The sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in the above transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The recipients had adequate access, through their relationships with us, to information about the Company.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

The Registration Statement (SEC File No. 333-31920) for our initial public offering (the "Offering") became effective June 16, 2000, covering an aggregate of 5,175,000 shares of our common stock, including the underwriters' over-allotment option. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.8 million, were approximately $40.3 million. The completion of the Offering, including the over-allotment option exercised in July 2000, resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to us of approximately $43.8 million, after deducting underwriting discounts and commissions and offering expenses. From the effective date of the Registration Statement through December 31, 2001, we used approximately $22.6 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities, government securities, certificates of deposit, and other long-term investments.

ITEM 6.
SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes appearing elsewhere in this report.

                                                                                Year Ended December 31,
                                                                    -----------------------------------------------
(in thousands, except per share data)                                   2001      2000      1999      1998     1997
--------------------------------------------------------------------------------------------------------------------

Statements of Operations Data:
Total revenue                                                       $ 13,824  $  6,519  $  3,719  $    866  $   793
Operating expenses:
 Research and development                                             31,314    17,191    10,222     8,064    5,290
 General and administrative                                            8,117     7,262     6,110     2,893    2,894
 Marketing                                                             1,788       250         -         -        -
                                                                    -----------------------------------------------
   Total operating expenses                                           41,219    24,703    16,332    10,957    8,184
                                                                    -----------------------------------------------
Loss from operations                                                 (27,395)  (18,184)  (12,613)  (10,091)  (7,391)
Interest and other income, net:
 Interest income                                                       4,795     2,828       414       361      267
 Interest expense                                                       (558)     (613)     (351)      (41)     (47)
 Other income (loss), net                                                  -         -        32        (2)       8
                                                                    -----------------------------------------------
Interest and other income, net                                         4,237     2,215        95       318      228
                                                                    -----------------------------------------------
Loss before income taxes                                             (23,158)  (15,969)  (12,518)   (9,773)  (7,163)
Provision for income taxes                                                 -       100         -       600        -
                                                                    -----------------------------------------------
   Net loss                                                          (23,158)  (16,069)  (12,518)  (10,373)  (7,163)
Deemed dividend upon issuance of convertible preferred stock               -    (4,110)     (285)        -        -
                                                                    -----------------------------------------------
Net loss attributable to common stockholders                        $(23,158) $(20,179) $(12,803) $(10,373) $(7,163)
                                                                    ===============================================
Basic and diluted net loss per common share                         $  (0.94) $  (1.57) $ (13.54) $ (16.48) $(21.37)
                                                                    ===============================================
Shares used in computation of basic and diluted net loss per common
  share                                                               24,760    12,840       946       630      335
                                                                    ===============================================
Pro forma basic and diluted net loss per share                                $  (1.04) $  (1.07)
                                                                              ==================
Pro forma shares used in computation of basic and diluted net loss
  per share (D)                                                                 19,339    11,963
                                                                              ==================

                                                                      December 31,
                                                         ---------------------------------------
(in thousands)                                              2001     2000    1999    1998   1997
------------------------------------------------------------------------------------------------

Balance Sheets Data:
Cash, cash equivalents, short- and long-term investments $81,242 $ 97,155 $13,813 $ 9,930 $8,223
Working capital                                           59,685   74,560   9,738   6,465  7,471
Total assets                                              91,082  109,558  17,375  12,038  9,910
Long-term obligations, less current portion                2,013    1,469   2,799     531      -
Total stockholders' equity                                65,211   85,519   5,569   2,779  8,306

(D) See Note 9 of notes to financial statements for an explanation of the determination of the number of shares used in computing pro forma net loss per share.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OVERVIEW

Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon's product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules.
   The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer. Provenge is a therapeutic vaccine for the treatment of prostate cancer and is in Phase III clinical trials, the final stage of product development. We are conducting Phase II clinical trials for Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma, and Phase I clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. We have received clearance from the Food and Drug Administration to begin a Phase I clinical trial for CTL8004, our collaborative project with J&J PRD, for the treatment of breast, ovarian and colon cancers. We have additional therapeutic vaccines, monoclonal antibodies and a pathway to small molecule drug discovery in preclinical development for the treatment of cancer. We also intend, over time, to pursue the application of our technologies in the fields of autoimmune diseases, allergies and infectious diseases.
   We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was $90.8 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we complete our clinical trials, apply for regulatory approvals, continue development of our technology, expand our operations and develop the systems that support commercialization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, financing operations, long-term service contracts, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.

REVENUE RECOGNITION

Revenue has been derived from our collaborative research and development agreements and from grant awards. We expect to continue to derive revenue from our collaborative research and development agreements in future years.
   Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.
   Revenue related to collaborative research with our corporate collaborators is recognized when research services are performed over the related funding periods for each agreement. Under these agreements, we are required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful. Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.
   Revenue related to grant agreements is recognized as related research and development expenses are incurred.
   Milestone payments are recognized based upon the achievement of the specified milestone and as defined in the agreements. Revenue from product supply agreements is recorded when the product is shipped and when all obligations under the agreements are met.
   As of December 31, 2001, we had deferred revenues of approximately $15.0 million.

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

   Revenue. Revenue increased to $13.8 million in 2001 from $6.5 million in 2000 and $3.7 in 1999. Collaborative and license revenue represented $13.6 million, $6.1 million and $3.5 million of total revenue in 2001, 2000 and 1999, respectively. Grant revenue was $202,000 in 2001, $460,000 in 2000 and $261,000 in 1999, respectively. The year over year increases were primarily due to agreements entered into with J&J PRD and Kirin. In 2002, we expect comparable collaborative and license revenue and no grant funding.
   In August 2001, we entered into a memorandum agreement with Kirin modifying our existing agreements with them. Pursuant to the terms contained in the memorandum, Kirin paid us $10.0 million, agreed to make an additional milestone payment upon commencement of Kirin's first clinical trial of Mylovenge, and to compensate us for supplies of Provenge and separation devices, and to reimburse us for certain expenses relating to specified services provided for Kirin's regulatory, clinical, and manufacturing activities relating to Provenge and Mylovenge. The payment received in 2001 is being amortized over 41 months, the term of the agreement. Under the terms of our initial agreement with Kirin, we are reimbursed by Kirin for research and development expenses pursuant to a mutually agreed development plan. Kirin will also make certain milestone payments upon achieving specified objectives. In 2001, Kirin reimbursed us $2.4 million for such research and development expenses. In 2002, we anticipate reimbursement from Kirin will be comparable to 2001 levels.
   In October 2000, we entered into a collaborative development and license agreement with J&J PRD for the study of the parties' respective products for the treatment of tumors expressing Her-2/neu. The agreement reimburses us for research and development expenses based on a mutually agreed research plan. In 2001, we were reimbursed $6.5 million by J&J PRD for these expenses and anticipate that amount to decrease by 51% in 2002. The agreement with J&J PRD terminates on December 31, 2002. We are currently in discussions with J&J PRD about continuing our collaboration.
   Research and Development Expenses. Research and development expenses increased to $31.3 million in 2001 from $17.2 million in 2000 and $10.2 million in 1999. The $14.1 million increase in 2001 over 2000, and the $7.0 million increase in 2000 over 1999 were due to increased product development expenses, including fees paid to third parties conducting clinical trials, increased personnel-related expenses, facilities and depreciation expenses and supplies. The 2000 increase over 1999 also included $1.2 million in non-cash stock-based compensation expense.
   Our research and development-related activities can be divided into two areas:

  1) research and pre-clinical programs, and
  2) clinical programs.

   We estimate the cost of the two areas as follows (in millions):

                                                         2001  2000  1999
      -------------------------------------------------------------------

      Research and pre-clinical programs                $ 8.1 $ 5.7 $ 2.9
      Clinical programs                                  23.2  11.5   7.3
                                                        -----------------
      Total research and development                    $31.3 $17.2 $10.2
                                                        =================

   We anticipate an increase in total research and development expense in 2002 over 2001. Clinical costs may grow at a faster rate compared to research and pre-clinical expenses as products move to the next stage of development. Final data results from our first Phase III Provenge trial may influence the allocation of resources between the research, pre-clinical and clinical programs.
   Research and development costs by project are not tracked on an actual cost basis, but rather are derived by the allocation of third party costs, personnel related costs and other overheads to a project based on human resource time incurred in each project. Research and pre-clinical projects primarily represent the costs associated with our product pipeline generating activities, including trp-P8, DN1924, DN1921, and APC80NY. The cost of clinical trial programs represents the advancement of the pipeline into product candidates. It is not possible to estimate the time to completion of the clinical trials and their associated total costs as this is dependent on the outcome of each trial event.
   In September 2001, Dendreon licensed rights to the CEA and MN antigens from Bayer Corporation in two separate agreements. We paid a license fee upon execution of each agreement, and will make milestone payments of $100,000 on each of the products on the earlier of either the start of animal safety testing or April 1, 2002. Additional milestone payments will be due at the start of Phase III clinical trials of products incorporating CEA or MN and the first FDA approval of such products, if successful. Royalties on sales of any products incorporating CEA or MN will be due to Bayer if and when commercial sales of such products commence.
   In October 2001, Dendreon licensed rights to hTERT from Geron. We paid a license fee at inception of 16,129 shares of our Common Stock valued at $150,000, and shall pay Geron a second license fee of $100,000 on the first anniversary of the agreement. In addition, we are obligated to make certain milestone payments to Geron. The first milestone payment is due upon the submission of the first IND for a product incorporating hTERT and the second is due upon submission of the first Biologics License Application to the FDA. Three subsequent milestone payments are due upon submission of the second BLA or equivalent, and upon the first and second product approvals, if any. The agreement may be terminated by us without cause on sixty days written notice to Geron.
   In March 2001, we contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. At the inception of the agreement, we anticipated that a substantial part of the work and corresponding expense would be incurred in 2002. Pursuant to procedures established in the agreement, we requested certain modifications to the program for scale-up to commercial level production. The modification would require six to eight weeks for the review of data and an additional period for establishment of regulatory strategy prior to proceeding with certain scheduled program requirements. Diosynth has wound down certain of the program work and has proposed a change order in response to our modification request. Dendreon intends to negotiate with Diosynth regarding the terms of its proposed change order.
   We may terminate the agreement with Diosynth without cause on forty-five days' written notice to Diosynth. The agreement provides for a cancellation fee of 20% of the unpaid balance of the total estimated budget for the program at the time the notice is given. The estimated cancellation fee in support of the current work plan is $3.4 million.
   General and Administrative Expenses. General and administrative expenses increased to $8.1 million in 2001 from $7.3 million in 2000 and $6.1 million in 1999. The 2001 increase over 2000 was due to personnel related expenses and consulting fees associated with commercialization activities. The 2000 increase over 1999 was attributable to personnel related expenses and non-cash stock-based compensation, offset by a decrease in facilities and depreciation expense. We currently anticipate 2002 general and administrative spending to increase slightly over 2001 levels.
   Marketing. Marketing expenses increased to $1.8 million in 2001 from $250,000 in 2000 and $0 in 1999. These increases were due to consulting expenses primarily in connection with commercialization efforts, personnel-related costs, marketing of our clinical trials for Provenge, and medical education of physicians and clinicians with regard to our clinical products under development. 2002 marketing expenses are expected to be at levels comparable to 2001.
   Interest Income. Interest income increased to $4.8 million in 2001 from $2.8 million in 2000 and $414,000 in 1999. These increases were attributable to higher average balances of cash, cash equivalents, short-term and long- term investments, offset by a lower average interest rate yield on the investment portfolio. Interest income is expected to be lower in 2002 than 2001 due to the decline in interest rates and a lower average cash balance.
   Interest Expense. Interest expense decreased to $558,000 in 2001 from $613,000 in 2000 and increased from $351,000 in 1999. The 2001 decrease over 2000 was attributable to lower average balances of debt and capital lease obligation while the 2000 increase from 1999 was the result of the loan obtained in June 1999.
   Income Tax Expense. Due to operating losses there was no provision for income taxes in 2001. Income tax expense in 2000 was $100,000 and related to a withholding tax assessed by Japan on certain payments received from Kirin. There was no provision for income taxes in 1999.
   At December 31, 2001, we had net operating loss carryforwards of approximately $58.4 million to offset any future federal taxable income. If not utilized, the tax net operating loss carryforwards will expire at various dates beginning in 2009 through 2021. We also had research and development tax credit carryforwards at December 31, 2001 of approximately $2.1 million for federal income tax purposes. Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date. We recorded total deferred stock-based compensation of $0 in 2001, $3.1 million in 2000, and $2.1 million in 1999. We initially recorded these amounts as a component of stockholders' equity and are amortizing them by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred stock-based compensation of $1.2 million in 2001, $2.3 million in 2000, and $844,000 in 1999. We expect amortization of deferred stock-based compensation expense to be $710,000 in 2002, $263,000 in 2003 and $14,000 in 2004.

Deemed Dividend Upon Issuance of Convertible Preferred Stock

We recorded a deemed dividend of $4.1 million and $285,000 in 2000 and 1999, respectively, for the issuance of Series E convertible preferred stock. The incremental fair value determined on the date of issuance for each closing of Series E convertible preferred stock is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders' equity. The amount increased the loss attributable to common stockholders in the calculation of net loss per share for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term and long-term investments were $81.2 million at December 31, 2001. We have financed our operations to date through our initial public offering, follow-on public offering, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned on cash, cash equiv- alents and investments, equipment lease line financings and loan facilities. From January 1, 2000 to December 31, 2001, we received net proceeds of $9.1 million from private financing activities and $84.0 million from our public offerings of our common stock. In 1999, we received net proceeds of $13.1 million from private financing activities. To date, inflation has not had a material effect on our business.
   Net cash used in operating activities for the years ended December 31, 2001, 2000, and 1999 was $13.6 million, $8.8 million, and $12.1 million, respectively. Expenditures in all periods were a result of increased research and development expenses, general and administrative expenses in support of our operations and marketing expenses. In 2000 and 2001, these expenditures were offset by cash received from our corporate collaborators including research and development expense reimbursements from Kirin and J&J PRD and from non-refundable, upfront payments received from the memorandum entered into with Kirin in 2001.
   Investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2001, our aggregate investment in equipment and leasehold improvements was $8.1 million. We have an agreement with a financing company under which we have financed purchases of $4.6 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. We also had a tenant improvement allowance of $3.5 million from the lessor of our primary Seattle, Washington facility. As of December 31, 2001, we had committed all of the allowance for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease. In 2002, we will continue to fund our capital equipment and leasehold improvements through financing facilities.
   In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan bore interest at an annual rate of 13.3%, and was re-paid March 7, 2002.

   The following are contractual commitments at December 31, 2001 associated with debt and lease obligations, including interest (in thousands):

  Contractual Commitments         Total 1 year 2-3 years 4-5 years Thereafter
  ---------------------------------------------------------------------------

  Long-term Obligations         $   284 $  284  $     -   $    -     $    -
  Capital Lease Obligations       3,785  1,469    2,316        -          -
  Operating Leases               21,594  3,973    8,136    5,237      4,248
                                ---------------------------------------------
  Total Contractual Commitments $25,663 $5,726  $10,452   $5,237     $4,248
                                =============================================

As of December 31, 2001, we anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months.
   However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of December 31, 2001, we had an accumulated deficit of $90.8 million. Operating losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have earned no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for several years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future. These losses may increase significantly in response to the expansion of our preclinical development pipeline, the commencement of preclinical development and the associated clinical trial efforts, and the continued development of the systems that support commercialization, if it is pursued.
   Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third parties. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our products under development are commercialized.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.
   We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Third party clinical investigators may not perform our clinical trials on our anticipated schedules or consistent with a clinical trial protocol, and may not perform data collection and analysis in a timely manner.
   If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed. In addition, our development costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our products and product candidates will be adversely affected.

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

We must demonstrate our products' safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including the following:

   . safety and efficacy results obtained in early human clinical trials, as in our prostate cancer and multiple myeloma trials, may not be indicative of results that are obtained in later clinical trials;
   . the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
   . after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising, including Provenge; . we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and
   . the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. The interim results from the first of our two Phase III clinical trials of Provenge in HRCP patients were inconclusive, and indicated that it is possible, but not probable, that the primary endpoint of the trial will be achieved. Additional data is required for a final analysis, and the final analysis is expected to be completed in mid-2002. The final data from this clinical trial and/or the second Phase III trial may not be sufficient to support approval by the FDA of Provenge. Data from our other clinical trials may not be sufficient to support approval by the FDA of our other potential products. The clinical trials of Provenge, Mylvenge, and our other products under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of a cancer vaccine under development, this would delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

If our products are not accepted by the market, we will not generate significant revenues or become profitable.

The success of any product we may develop will depend upon the medical community, patients and third party payors accepting our products as medically useful, cost-effective, and safe. We cannot guarantee that any of our products in development, if approved for commercialization, will be used by doctors to treat patients. The degree of market acceptance for our products depends upon a number of factors, including:

   . the receipt and scope of regulatory approvals;
   . demonstrating the efficacy and safety of our products to the medical and patient community;
   . the cost and advantages of our products compared to other available therapies; and
   . reimbursement policies of government and third party payors.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop cancer vaccines, conduct clinical trials for vaccines, and commercialize products. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease vaccines, as well as products based on our monoclonal antibody technology. We also may be investing resources in the development of a commercial infrastructure. Each of these activities is costly. Our future revenues may not be sufficient to support the expenses of our operations, development of a commercial infrastructure, and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

   . fund operations;
   . continue the research and development of our therapeutic vaccines and other products; and
   . commercialize our vaccines.

We believe that our cash on hand and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

   . our degree of success in developing and commercializing cancer vaccine products;
   . the amount of milestone payments we receive from our collaborators;
   . the rate of progress and cost of our research and development and clinical trial activities;
   . the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;
   . emergence of competing technologies and other adverse market developments; . changes in or terminations of our existing collaboration and licensing arrangements; and
   . the cost of manufacturing scale-up and development of commercial infrastructure and of marketing activities, to the extent that we undertake them.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials and other activities. If we raise additional funds by issuing equity securities, dilution to existing stockholders will result.

We are subject to extensive regulation, which is costly, time-consuming and may subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those products may still face regulatory difficulties.

All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the Food and Drug Administration, or FDA, in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge, Mylovenge and our other products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products. No cancer vaccine using dendritic cell technologies has been approved for marketing. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval would harm our business.
   If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our vaccines are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our vaccines, additional clinical trials, changes in labeling of our vaccines, and additional marketing applications may be required.
   An investigational new drug application must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application, or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. Thus, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case.
   Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices regulations. If the sponsor violates these regulations, the FDA, in some cases, may invalidate the studies and require that the sponsor replicate those studies.

The availability and amount of reimbursement for our potential products, and the manner in which government and private payors may reimburse for our potential products is uncertain; we may face challenges from government and private payors that adversely affect reimbursement for our potential products.

We expect that many of the patients who seek treatment with our products, if approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly-approved products, especially novel products such as ours, is not certain and those regulations and interpretive rulings are subject to change. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who provides certain services. This may adversely affect our ability to market or sell our products, if approved.
   Federal and state governments, as well as foreign governments, continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of biologics may change or be adopted before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of biologics and pharmaceuticals. Therefore, any one or all of our products under development may ultimately not be considered cost effective by these third party payors and thus not be covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products.

We rely on third parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale, if Provenge is successful.
   We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any delay may lower our revenues and potential profitability and adversely affect our stock price.
   In addition, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre market approval of our vaccines will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.
   We have constructed two facilities for cell processing, the manufacture of antigens for our clinical trials, and final formulation of our cancer vaccines. We also use three third-party cell processing centers. These five facilities may not be sufficient to meet our needs for our prostate, multiple myeloma and other clinical trials. Additionally, if we decide to manufacture our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

If we lose or are unable to secure collaborators, or if our collaborators, including Kirin, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer.

We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. We have entered into a collaboration with Kirin relating to the development and commercialization of our products based on our dendritic cell technologies in Asia. As our collaborator, Kirin funds testing, makes regulatory filings and may manufacture and market our products in Asia. The amount and timing of resources applied by Kirin or other potential collaborators to our joint efforts are not within our control.
   If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin or other collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.
   Our collaboration with Kirin may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We recognized approximately 36% of our revenue in 2001 from our collabo ration with Kirin. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaboration with Kirin. Disputes may arise between us and our existing or potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

We are dependent on single-source vendors for some of our components.

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates such as cell culture media. There are, in general, relatively few alternative sources of supply for these products. While these vendors have produced our products with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period.

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

The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. Some of our competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources. If there is litigation against us, we may not be able to continue our operations as planned.
   Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms or at all.

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

Competition in the cancer vaccine, infectious disease, autoimmune disease and allergy fields is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

   . develop safer or more effective immunotherapeutics and other therapeutic products;
   . each the market more rapidly, reducing the potential sales of our products; or
   . establish superior proprietary positions.

We understand that companies, including AVI BioPharma, Inc., Cell Genesys, Inc., Northwest Biotherapeutics, Inc., Therion Biologics Corporation and Vical Incorporated may be developing prostate cancer vaccines that could potentially compete with Provenge, if Provenge is successfully developed. These competitors may succeed in developing and marketing cancer vaccines that are more effective than, or marketed before, Provenge. receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.
   We anticipate that we will face increased completion in the future as new companies enter our markets and as scientific developments surrounding immunotherapy and other cancer therapies continue to accelerate. If our products receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To complete effectively and manage our growth, we must:

   . train, manage and motivate a growing employee base;
   . accurately forecast demand for our products; and . expand existing operational, financial and management information systems.

If we fail to manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

If we lose key employees or cannot recruit qualified employees, our product development programs and our research and development efforts may be harmed.

Our success depends, to a significant extent, upon the efforts and abilities of our key employees. The loss of the services of one or more of our key employees may delay our product development programs and our research and development efforts. We do not maintain key person life insurance on any of our officers, employees or consultants.
   Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our workforce, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

Market volatility may affect our stock price and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals reimbursement or other aspects of our or our competitors' businesses, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third party to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder, unless specified conditions are satisfied. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

As of December 31, 2001, we had short-term investments of $57.0 million and long-term investments of $10.4 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by $322,000, which would not materially impact our operations. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Our financial statements, together with related notes are listed in Items 14(a) and included herein beginning on page F-1.

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

PART III

ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and for our executive officers, to the extent not included in the information incorporated by reference, in Part I, Item 1, under the caption "Executive Officers of the Registrant."

ITEM 11.
EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by this item is incorporated by reference to the 2002 Proxy Statement under the caption "Executive Compensation."

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by this item is incorporated by reference to the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by this item is incorporated by reference to the 2002 Proxy Statement under the caption "Certain Transactions."

PART IV

ITEM 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a) The following documents are filed as part of this report:
   (1) Index to Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

                                                               Page
             ------------------------------------------------------
             Index to Financial Statements                     F-1
             Report of Ernst & Young LLP, Independent Auditors F-2
             Balance Sheets                                    F-3
             Statements of Operations                          F-4
             Statements of Stockholders' Equity                F-5
             Statements of Cash Flows                          F-6
             Notes to Financial Statements                     F-7

   (2) Index to Financial Statement Schedules.
      None required.

   (3) Exhibits.

Exhibit
Number  Description
----------------------------------------------------------------------------------------------------------------------
 3.1    Amended and Restated Certificate of Incorporation.(2)
 3.2    Bylaws.(1)
 4.1    Specimen Common Stock certificate.(1)
 10.1   Indemnity Agreement between the Registrant and each of its directors and certain of its officers.(2)
 10.2   2000 Equity Incentive Plan, as amended.(3)*
 10.3   2000 Employee Stock Purchase Plan.(2)*
 10.4   Fourth Amended and Restated Stockholders' Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant's securities.(1)
 10.5   Registration Rights and Shareholder's Agreement, dated October 18, 1999, between the Registrant and Fresenius
        AG.(1)
 10.6   Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18,
        1999.(1)
 10.7   Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L.
        Urdal.(1)
 10.8   Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni
        Business Park General Partnership.(1)
 10.9   Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.(1)
 10.10  Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit
        Corporation.(1)
 10.11  Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica
        Business Credit Corporation.(1)

Exhibit
Number  Description
---------------------------------------------------------------------------------------------------------------------
10.12   Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and
        Transamerica Business Credit Corporation.(1)
10.13+  Collaborative License Agreement, dated December 10, 1998, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.14+  Research and License Agreement, dated February 1, 1999, between the Registrant and Kirin Brewery Co., Ltd.(1)
10.15+  Manufacturing and Supply Agreement, dated July 27, 1999, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.16+  Joint Commercialization Agreement, dated February 1, 2000, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.17   Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd.(2)
10.18+  Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and J&J PRD (2)
10.19+  Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology
        Services, Inc. (4)
10.20+  Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)
10.21++ Mononuclear Cell Collection Services Agreement dated October 26, 2001 between the Registrant and Gambro
        Healthcare, Inc.
23.1    Consent of Ernst & Young LLP, Independent Auditors.
24.1    Power of Attorney (contained on signature page).

(1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920 and incorporated by reference herein.
(2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706 and incorporated by reference herein.
(3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.
(4) Filed as an exhibit to Registrant's Report on Form 10Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.
 +  Confidential treatment granted as to certain portions of this Exhibit.
 ++ Confidential treatment has been requested with the respect to certain portions of this agreement.
 * Management compensatory plans and arrangements required to be filed as exhibits to this Report.

  (b) Reports on Form 8-K.
      No Reports on Form 8-K were filed in the fourth quarter of 2001.

  (c) Exhibits
      See exhibits listed under Item 14(a)(3).

  (d) Financial Statement Schedules
      The financial statement schedules required by this item are listed under
      Item 14(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 26/th/ day of March, 2002.

DENDREON CORPORATION

By: /s/ Christopher S. Henney, Ph.D., D.Sc.
-----------------------------------

Christopher S. Henney, Ph.D., D.Sc.
Chief Executive Officer and
Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Christopher S. Henney, Ph.D., D.Sc. and Martin A. Simonetti, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.
   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature                     Title                         Date
--------------------------------------------------------------------------

/s/ Christopher S. Henney,    Chief Executive Officer and   March 26, 2002
Ph.D., D.Sc.                  Chairman of the Board of
----------------------------- Directors (Principal
Christopher S. Henney, Ph.D., Executive Officer)
D.Sc.

/s/ Martin A. Simonetti,      Chief Financial Officer,      March 26, 2002
M.B.A.                        Senior Vice President,
----------------------------- Finance, and Treasurer
Martin A. Simonetti, M.B.A.   (Principal Financial and
                              Accounting Officer)

/s/ William Crouse            Director                      March 26, 2002
-----------------------------
William Crouse

/s/ Gerardo Canet             Director                      March 26, 2002
-----------------------------
Gerardo Canet

/s/ Bogdan Dziurzynski        Director                      March 26, 2002
-----------------------------
Bogdan Dziurzynski

/s/ Timothy Harris, Ph.D.     Director                      March 26, 2002
-----------------------------
Timothy Harris, Ph.D.

Signature                     Title                         Date
--------------------------------------------------------------------------

/s/ Ruth Kunath               Director                      March 26, 2002
-----------------------------
Ruth Kunath

/s/ Ralph Shaw                Director                      March 26, 2002
-----------------------------
Ralph Shaw

/s/ David L. Urdal, Ph.D.     Director                      March 26, 2002
-----------------------------
David L. Urdal, Ph.D.

/s/ Douglas Watson            Director                      March 26, 2002
-----------------------------
Douglas Watson

INDEX TO FINANCIAL STATEMENTS                      DENDREON CORPORATION

                                                               Page
             ------------------------------------------------------

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS   DENDREON CORPORATION
The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying balance sheets of Dendreon Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendreon Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Seattle, Washington
February 8, 2002

BALANCE SHEETS                                   DENDREON CORPORATION

                                                                                            December 31,
                                                                                         ------------------
(in thousands, except share and per share amounts)                                           2001      2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                                               $ 13,912  $ 50,493
 Short-term investments                                                                    56,969    32,011
 Accounts receivable                                                                        1,955     6,855
 Other current assets                                                                       3,253     2,915
                                                                                         ------------------
   Total current assets                                                                    76,089    92,274
Property and equipment, net                                                                 3,858     1,762
Long-term investments                                                                      10,361    14,651
Deposits and other assets                                                                     774       871
                                                                                         ------------------
   Total assets                                                                          $ 91,082  $109,558
                                                                                         ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                        $    932  $  1,246
 Accrued liabilities                                                                        4,524     2,400
 Accrued compensation                                                                       1,975     1,969
 Deferred revenue                                                                           7,572     9,924
 Current portion of long-term debt                                                            281     1,565
 Current portion of capital lease obligations                                               1,120       610
                                                                                         ------------------
   Total current liabilities                                                               16,404    17,714
Deferred revenue, less current portion                                                      7,454     4,856
Long-term debt, less current portion                                                            -       281
Capital lease obligations, less current portion                                             2,013     1,188
Commitments
Stockholders' equity:
 Common stock, $0.001 par value; 80,000,000 shares authorized, 24,919,696 and 24,449,958
   shares issued and outstanding at December 31, 2001 and 2000, respectively                   25        24
 Additional paid-in capital                                                               156,481   155,413
 Deferred stock-based compensation                                                           (987)   (2,442)
 Accumulated other comprehensive income                                                       486       160
 Accumulated deficit                                                                      (90,794)  (67,636)
                                                                                         ------------------
   Total stockholders' equity                                                              65,211    85,519
                                                                                         ------------------
   Total liabilities and stockholders' equity                                            $ 91,082  $109,558
                                                                                         ==================

See accompanying notes.

STATEMENTS OF OPERATIONS                         DENDREON CORPORATION

                                                                         Year Ended December 31,
                                                                   ----------------------------------
(in thousands, except share and per share amounts)                        2001         2000      1999
------------------------------------------------------------------------------------------------------

Revenue:
 Collaborative and license revenue                                 $    13,622  $     6,059  $  3,458
 Grant revenue                                                             202          460       261
                                                                   ----------------------------------
   Total revenue                                                        13,824        6,519     3,719
Operating expenses:
 Research and development                                               31,314       17,191    10,222
 General and administrative                                              8,117        7,262     6,110
 Marketing                                                               1,788          250         -
                                                                   ----------------------------------
   Total operating expenses                                             41,219       24,703    16,332
                                                                   ----------------------------------
Loss from operations                                                   (27,395)     (18,184)  (12,613)
Interest and other income, net:
 Interest income                                                         4,795        2,828       414
 Interest expense                                                         (558)        (613)     (351)
 Other income, net                                                           -            -        32
                                                                   ----------------------------------
   Interest and other income, net                                        4,237        2,215        95
                                                                   ----------------------------------
   Loss before income taxes                                            (23,158)     (15,969)  (12,518)
Provision for income taxes                                                   -          100         -
                                                                   ----------------------------------
Net loss                                                               (23,158)     (16,069)  (12,518)
Deemed dividend upon issuance of convertible preferred stock                 -       (4,110)     (285)
                                                                   ----------------------------------
Net loss attributable to common stockholders                       $   (23,158) $   (20,179) $(12,803)
                                                                   ==================================
Basic and diluted net loss per share                               $     (0.94) $     (1.57) $ (13.54)
                                                                   ==================================
Shares used in computation of basic and diluted net loss per share  24,759,615   12,839,866   945,761
                                                                   ==================================

See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY                 DENDREON CORPORATION


                                                                                Convertible Preferred Stock      Common Stock
                                                                                -------------------------   -----------------
(in thousands, except share and per share amounts)                                       Shares      Amount     Shares Amount
------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999                                                          9,009,524           $  9     694,482    $ 1
  Exercise of stock options for cash                                                      -              -     416,576      -
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $27)                                                 3,098,845              3           -      -
  Issuance of stock warrants                                                              -              -           -      -
  Deferred stock-based compensation                                                       -              -           -      -
  Amortization of deferred stock-based compensation                                       -              -           -      -
  Net loss                                                                                -              -           -      -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                       12,108,369             12   1,111,058      1
  Exercise of stock options for cash                                                      -              -     810,366      1
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $15)                                                   970,708              1           -      -
  Conversion of preferred stock to common stock on a 1 to 1.1 basis             (13,079,077)           (13) 14,386,945     14
  Proceeds from initial public offering (net of issuance costs of $5,023)                 -              -   4,885,732      5
  Issuance of common stock for cash                                                       -              -     500,000      1
  Proceeds from follow-on public offering (net of issuance costs of $2,872)               -              -   2,753,000      2
  Exercise of stock warrants                                                              -              -       2,857      -
  Deferred stock-based compensation                                                       -              -           -      -
  Amortization of deferred stock-based compensation                                       -              -           -      -
  Comprehensive loss:
   Net loss                                                                               -              -           -      -
   Net unrealized gain on securities available-for-sale                                   -              -           -      -

  Comprehensive loss
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                                -              -  24,449,958     24
  Exercise of stock options for cash                                                      -              -     375,872      1
  Issuance of common stock under the Employee Stock Purchase Plan                         -              -      77,737      -
  Issuance of stock warrants for capital leases                                           -              -           -      -
  Issuance of stock options for services                                                  -              -           -      -
  Issuance of common stock for license arrangement                                        -              -      16,129      -
  Amortization of deferred stock-based compensation                                       -              -           -      -
  Reversal of deferred stock-based compensation due to Terminations                       -              -           -      -
  Comprehensive loss
   Net loss                                                                               -              -           -      -
   Net unrealized gain on securities available-for-sale                                   -              -           -      -

  Comprehensive loss
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                                                -           $  -  24,919,696    $25
==============================================================================================================================

                                                                                                           Accumulated
                                                                                Additional     Deferred          Other
                                                                                   Paid-in  Stock-Based  Comprehensive
(in thousands, except share and per share amounts)                                 Capital Compensation         Income
-----------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999                                                         $ 42,258       $  (440)          $  -
  Exercise of stock options for cash                                                  217             -              -
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $27)                                                  13,140             -              -
  Issuance of stock warrants                                                        1,104             -              -
  Deferred stock-based compensation                                                 2,119        (2,119)             -
  Amortization of deferred stock-based compensation                                     -           844              -
  Net loss                                                                              -             -              -
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                         58,838        (1,715)             -
  Exercise of stock options for cash                                                  423             -              -
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $15)                                                   4,109             -              -
  Conversion of preferred stock to common stock on a 1 to 1.1 basis                    (1)            -              -
  Proceeds from initial public offering (net of issuance costs of $5,023)          43,829             -              -
  Issuance of common stock for cash                                                 4,999             -              -
  Proceeds from follow-on public offering (net of issuance costs of $2,872)        40,141             -              -
  Exercise of stock warrants                                                            -             -              -
  Deferred stock-based compensation                                                 3,075        (3,075)             -
  Amortization of deferred stock-based compensation                                     -         2,348              -
  Comprehensive loss:
   Net loss                                                                             -             -              -
   Net unrealized gain on securities available-for-sale                                 -             -            160

  Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                        155,413        (2,442)           160
  Exercise of stock options for cash                                                  343             -              -
  Issuance of common stock under the Employee Stock Purchase Plan                     661             -              -
  Issuance of stock warrants for capital leases                                        60             -              -
  Issuance of stock options for services                                               60             -              -
  Issuance of common stock for license arrangement                                    150             -              -
  Amortization of deferred stock-based compensation                                     -         1,249              -
  Reversal of deferred stock-based compensation due to Terminations                  (206)          206              -
  Comprehensive loss
   Net loss                                                                             -             -              -
   Net unrealized gain on securities available-for-sale                                 -             -            326

  Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                                       $156,481       $  (987)          $486
=======================================================================================================================

                                                                                                     Total
                                                                                Accumulated  Stockholders'
(in thousands, except share and per share amounts)                                  Deficit         Equity
-----------------------------------------------------------------------------------------------------------

Balance, January 1, 1999                                                           $(39,049)      $  2,779
  Exercise of stock options for cash                                                      -            217
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $27)                                                         -         13,143
  Issuance of stock warrants                                                              -          1,104
  Deferred stock-based compensation                                                       -              -
  Amortization of deferred stock-based compensation                                       -            844
  Net loss                                                                          (12,518)       (12,518)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                          (51,567)         5,569
  Exercise of stock options for cash                                                      -            424
  Issuance of Series E convertible preferred stock for cash at $4.25 per share
   (net of issuance costs of $15)                                                         -          4,110
  Conversion of preferred stock to common stock on a 1 to 1.1 basis                       -              -
  Proceeds from initial public offering (net of issuance costs of $5,023)                 -         43,834
  Issuance of common stock for cash                                                       -          5,000
  Proceeds from follow-on public offering (net of issuance costs of $2,872)               -         40,143
  Exercise of stock warrants                                                              -              -
  Deferred stock-based compensation                                                       -              -
  Amortization of deferred stock-based compensation                                       -          2,348
  Comprehensive loss:
   Net loss                                                                         (16,069)       (16,069)
   Net unrealized gain on securities available-for-sale                                   -            160
                                                                                                  --------
  Comprehensive loss                                                                               (15,909)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                                          (67,636)        85,519
  Exercise of stock options for cash                                                      -            344
  Issuance of common stock under the Employee Stock Purchase Plan                         -            661
  Issuance of stock warrants for capital leases                                           -             60
  Issuance of stock options for services                                                  -             60
  Issuance of common stock for license arrangement                                        -            150
  Amortization of deferred stock-based compensation                                       -          1,249
  Reversal of deferred stock-based compensation due to Terminations                       -              -
  Comprehensive loss
   Net loss                                                                         (23,158)       (23,158)
   Net unrealized gain on securities available-for-sale                                   -            326
                                                                                                  --------
  Comprehensive loss                                                                               (22,832)
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                                         $(90,794)      $ 65,211
===========================================================================================================

See accompanying notes

STATEMENTS OF CASH FLOWS                         DENDREON CORPORATION

                                                                                Year Ended December 31,
                                                                             ----------------------------
(in thousands)                                                                   2001      2000      1999
----------------------------------------------------------------------------------------------------------

Operating Activities:
 Net loss                                                                    $(23,158) $(16,069) $(12,518)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                 1,315       705       485
   Non-cash stock-based compensation expense                                    1,249     2,348       844
   Non-cash interest expense                                                      110        93        38
   Non-cash research and development expense                                      192         -       190
   Changes in assets and liabilities:
     Accounts receivable                                                        4,900    (6,042)     (534)
     Other current assets                                                        (338)   (2,339)     (283)
     Deposits and other assets                                                     97      (290)      (79)
     Deferred revenue                                                             246     8,803      (294)
     Accounts payable                                                            (314)      869      (187)
     Accrued liabilities and compensation                                       2,130     3,107       235
                                                                             ----------------------------
       Net cash used in operating activities                                  (13,571)   (8,815)  (12,103)
                                                                             ----------------------------
Investing Activities:
 Purchases of investments                                                     (88,678)  (94,358)   (6,211)
 Maturities of investments                                                     68,304    54,583     2,530
 Purchases of property and equipment                                           (3,411)     (968)     (850)
                                                                             ----------------------------
       Net cash used in investing activities                                  (23,785)  (40,743)   (4,531)
                                                                             ----------------------------
Financing Activities:
 Proceeds from capital lease financing arrangement                              2,088     1,172       700
 Proceeds from (payments on) long-term debt                                    (1,565)   (1,154)    3,000
 Payments on capital lease obligations                                           (753)     (564)     (224)
 Proceeds from sale of common stock                                                 -    88,978         -
 Proceeds from sale of preferred stock                                              -     4,110    13,143
 Proceeds from exercise of stock options                                          344       424       217
 Proceeds from employee stock purchase plan                                       661         -         -
                                                                             ----------------------------
       Net cash provided by financing activities                                  775    92,966    16,836
                                                                             ----------------------------
Net increase in cash and cash equivalents                                     (36,581)   43,408       202
Cash and cash equivalents at beginning of year                                 50,493     7,085     6,883
                                                                             ----------------------------
Cash and cash equivalents at end of year                                     $ 13,912  $ 50,493  $  7,085
                                                                             ============================
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest                                    $    448  $    520  $    308
                                                                             ============================
 Cash paid during the period for foreign taxes                               $      -  $    100  $      -
                                                                             ============================

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS                        DENDREON CORPORATION

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization

Dendreon Corporation (the Company) was founded in 1992 as a Delaware-based corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.
   The Company is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon's product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules. The products most advanced in development are therapeutic vaccines that stimulate a patient's immunity for the treatment of cancer.

Cash, Cash Equivalents, Short- and Long-Term Investments

The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. The Company's cash equivalents, short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.
   The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income.
   The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses during the years ended December 31, 2001, 2000, and 1999.

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

Concentrations of Risk

The Company is subject to concentration of risk from its investments and single-source vendors for some components necessary for our vaccine product candidates. Risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities. Risk for single-source vendors is managed by maintaining safety stock of components and a continued effort of establishing additional suppliers.

Revenue Recognition

Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.
   Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each agreement. Under these agreements, the Company is required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful. Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.
   Revenue related to grant agreements is recognized as related research and development expenses are incurred.
   Milestone and royalty payments are recognized in full at such time as the specified milestone has been achieved. Revenue from product supply agreements is recorded when the product is shipped and when all obligations under the agreements are met.

Research and Development Expenses

Research and development expenses consist of costs incurred for proprietary and collaborative research and development and costs incurred under product supply agreements prior to product approval. These costs are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, financing operations, long-term service contracts, and other contingencies. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

At December 31, 2001, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and became effective for all business combinations initiated after June 20, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these new standards as of January 1, 2002, will not have an effect on the Company's operating results or financial condition.
   In October 2001, FASB issued Statement of Financial Accounting Standards N. 144, Accounting for Impairment or Disposal of Long-Lived Assets effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on its operating results or financial condition.

2.  SIGNIFICANT AGREEMENTS
--------------------------------------------------------------------------------

In October 2000, the Company entered into a Research Collaboration and License Agreement with J&J PRD. The agreement provides for studies of J&J PRD's technology and the Company's technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, will be performed jointly by the Company and J&J PRD. The research plan will involve at least two Phase I clinical trials of human subjects. The Company received a non-refundable study fee of $3.0 million upon signing the agreement. The Company also received a $1.0 million payment in December 2000 after the Company received FDA acceptance on an Investigational New Drug application. These payments have been deferred and are being recognized on a straight line basis over the 27-month term of the agreement. J&J PRD will also provide funding to the Company for research and development on a full time equivalent basis, capital purchases related to the agreement, and contract costs as provided for in the collaboration research plan. During the years ended December 31, 2001 and 2000, the Company recognized revenue of $8.3 and $1.5 million related to this agreement, respectively, of which $6.1 and $1.1 million related to the research and development funding, respectively. The agreement terminates on December 31, 2002. The Company and J&J PRD are engaged in on-going discussions about continuing their collaboration.
   J&J PRD paid the Company $1.1 million to acquire capital assets provided for in the collaboration research plan. The Company purchased $498,000 and $0 in capital assets under this agreement in 2001 and 2000, respectively. This unused cash balance of $1.1 million and $642,000 is included in the cash and cash equivalents balance at December 31, 2001 and 2000.
   In December 1998, the Company and Kirin Brewery Co., Ltd. (Kirin) entered into a collaborative license agreement. The Company granted Kirin an exclusive license to employ the Company's dendritic cell technology in the development of therapeutic products for commercialization in Japan and certain other Asian countries. The Company also granted Kirin an option to obtain an exclusive license to commercialize in those countries, other products developed by the Company. In exchange, Kirin granted the Company an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. The Company received a nonrefundable, up-front fee of $5.0 million upon signing the agreement for the license rights granted under the agreement. In February 1999, the Company and Kirin also entered into a joint research agreement relating to dendritic cell product development. Under the terms of the agreement, Kirin will fund a minimum of $1.4 million per year for up to five years. In July 1999, the Company and Kirin entered into a manufacturing and supply agreement. Under the agreement, each party may supply the other with antigens or other supplies.
   In December 1998 and April 2000, Kirin exercised options under the collaboration agreement to receive rights to the Company's prostate program and multiple myeloma program, respectively. Kirin is solely responsible for the development and clinical trials of the prostate and multiple myeloma programs in Japan. The Company received a $1.0 million non-refundable, up-front option fee on exercise of each of the options. The up-front option fees have been deferred and are being recognized on a straight-line basis over the five year research term. The Company will also receive royalties on sales of any products that utilize the licensed technology.
   Under the terms of the agreement, Kirin made a $2.0 million equity investment in the Company as part of the Company's Series D preferred stock offering in 1998. In February 2000, the Company exercised its right under the collaboration agreement to require Kirin to purchase $5 million of the Company's common stock. The purchase was closed in a private placement concurrent with the closing of the Company's initial public offering at the initial public offering price.
   In August 2001, the Company entered into a memorandum agreement with Kirin Brewery Co., Ltd. (Kirin) modifying its existing agreements with Kirin. Pursuant to the terms contained in the memorandum, Kirin paid the Company a non-refundable $10.0 million payment for additional rights granted to Kirin. The payment is being amortized over 41 months, the term of the agreement. In the memorandum agreement, Kirin agreed to make an additional milestone payment upon commencement of Kirin's first clinical trial of Mylovenge, to compensate the Company for supplies of Provenge and separation devices, and to reimburse the Company for its out-of-pocket expenses relating to specified support provided by the Company with regard to Kirin's regulatory, clinical and manufacturing activities relating to Provenge and Mylovenge.
   During the years ended December 31, 2001, 2000, and 1999, the Company recognized revenue of $5.0 million, $4.1 million and $3.1 million, respectively, related to the Kirin agreements.

3.  INVESTMENTS
--------------------------------------------------------------------------------

Securities available-for-sale, short- and long-term, consisted of the following:

                                    Cost or      Gross      Gross    Fair
                                  Amortized Unrealized Unrealized  Market
       (in thousands)                  Cost      Gains     Losses   Value
       ------------------------------------------------------------------

       December 31, 2001
        Corporate debt securities  $49,746     $465       $  -    $50,211
        Government securities       17,098       22         (1)    17,119
                                  ---------------------------------------
                                   $66,844     $487       $ (1)   $67,330
                                  =======================================

       December 31, 2000
        Corporate debt securities  $46,502     $190       $(30)   $46,662
                                  =======================================

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

                                                     Cost or    Fair
                                                   Amortized  Market
            (in thousands)                              Cost   Value
            --------------------------------------------------------

            December 31, 2001
             Due in one year or less                $56,702  $56,969
             Due after one year through five years   10,142   10,361
                                                   -----------------
                                                    $66,844  $67,330
                                                   =================

4.  PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

Property and equipment consisted of the following:

                                                         December 31,
                                                         -------------
          (in thousands)                                   2001   2000
          ------------------------------------------------------------

          Furniture and office equipment                 $  458 $  364
          Laboratory and manufacturing equipment          4,599  2,931
          Computer equipment                              1,395    643
          Leasehold improvements                          1,662    773
                                                         -------------
                                                          8,114  4,711
          Less accumulated depreciation and amortization  4,256  2,949
                                                         -------------
                                                         $3,858 $1,762
                                                         =============

Property and equipment included assets under financed leases of $4.6 million and $2.5 million at December 31, 2001 and 2000, respectively. Depreciation expense related to assets under finance leases was $1.7 million, and $843,000 at December 31, 2001 and 2000, respectively.

5.  EMPLOYEE NOTES RECEIVABLE
--------------------------------------------------------------------------------

The Company has made loans to certain employees in connection with individual employment agreements. The loans bear interest at annual rates from 4.7% to 5.5% per year and are either forgiven over five years based on continued employment, or due immediately upon each employee's termination. During the years ended December 31, 2001, 2000 and 1999, the Company recognized $15,000, $15,000, and $24,000, respectively, as compensation expense associated with these notes. The balance was $105,000 at December 31, 2001 and 2000, and has been classified in deposits and other assets on the accompanying balance sheets.

6.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
--------------------------------------------------------------------------------

In June 1999, the Company obtained a term loan in an amount of $3.0 million from a financial lender. The loan bears interest at an annual rate of 13.3% and is collateralized by the Company's assets including receivables and equipment. Interest-only payments were paid monthly for six months and 24 payments of principal and interest have been due monthly thereafter. In connection with the term loan, the Company issued a warrant to purchase 85,800 shares of common stock at an exercise price of $4.55 per share. The warrant expires in 2006. The Company valued the warrant using the Black-Scholes valuation method with the following assumptions: no dividend yield; expected life of seven years; risk-free interest rate of 6.1%; and volatility of 0.75. The fair value assigned to the warrant of $232,000 is being amortized using the effective interest method, as additional interest expense over the term of the loan.
   Future principal payments under the term loan agreement and the future minimum lease payments under finance lease obligations were as follows as of December 31, 2001:

                                                           Capital
                                                  Term       Lease
              (in thousands)                      Loan Obligations
              ----------------------------------------------------

              Year ending December 31:
               2002                                281    1,469
               2003                                  -    1,260
               2004                                  -    1,056
                                                  ----   ------
              Total payments                      $281    3,785
                                                  ====
              Less amount representing interest             652
                                                         ------
              Present value of payments                   3,133
              Less current portion of obligations         1,120
                                                         ------
              Long-term portion of obligations           $2,013
                                                         ======

The Company has a $5.0 million lease line agreement. As of December 31, 2001, $4.6 million was advanced under the agreement and $404,000 was available under the agreement. All of the assets leased under the agreement were sold and leased back by the Company. No gains or losses were recognized as a result of the sale or leaseback. The Company has the right to repurchase the leased assets at the end of the lease term for 10% of the original equipment cost. In connection with the original lease line, the Company issued a warrant to purchase 9,167 shares of common stock exercisable at a price of $3.27 per share, expiring in 2004. In connection with the lease extension in 1999, the Company issued a warrant to purchase 3,300 shares of common stock exercisable at a price of $4.55 per share, expiring in 2006. Both warrants were valued using the Black-Scholes valuation method and the resulting fair values were determined to be insignificant.
   In 2001, the Company issued a warrant to purchase 8,688 shares of common stock in connection with the lease extension in June 2001, exercisable at a price of $11.51 per share, expiring in June 2008. The Company valued the warrant issued in 2001 using the Black-Scholes valuation method with the following assumptions: no dividend yields, an expected life of seven years, and a risk-free interest rate of 6% and volatility of 1.06. The value of the warrant was determined to be $60,000, of which $12,000 was recognized in 2001 as additional interest expense.

7.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Convertible Preferred Stock

In June 2000, immediately upon the closing of the Company's initial public offering, 13,079,077 shares of convertible preferred stock were converted to 14,386,945 shares of common stock on a 1 to 1.1 basis. The Company has 10,000,000 shares, $0.001 par value, authorized preferred stock. No preferred stock was issued or outstanding as of December 31, 2001 or 2000.
   In August 1999, the Company offered Series E preferred stock at a per-share price of $4.25. Through December 31, 1999, 3,098,845 shares of preferred stock were issued for net proceeds of $13.1 million. The offering was completed in February 2000 when an additional 970,708 shares of preferred stock were issued for net proceeds of $4.1 million.

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

Warrants

In February 1998, the Company issued an exclusive license for its cell collection and isolation technology for the use in the field of hematopoetic stem cell reconstitution of cancer patients, for which the Company received a non-refundable, up front fee of $1.0 million. The agreement was terminated in October 1999. In connection with the termination, the Company issued a warrant to purchase 275,000 shares of the Company's common stock for nominal consideration. The warrant is exercisable at an exercise price of $4.55 per share, expiring in 2004. The warrant has been valued using the Black-Scholes valuation method with the following assumptions: no dividend yield; expected life of five years; risk-free interest rate of 6.1%; and volatility of 0.75. As of the date of the termination of the agreement, the Company had recognized $317,000 in revenue under the agreement during 1998 and 1999. The fair value assigned to the warrant of $873,000 has been offset against the remaining deferred revenue of $683,000 and the remainder of $190,000 has been charged to research and development expense. The warrants remain outstanding at December 31, 2001.
   Additional warrants for 263,338 shares of common stock were outstanding and exercisable at December 31, 2001, with exercise prices ranging from $0.18 to $18.18 per share, and expire beginning August 2004 through June 2008.

The Employee Stock Purchase Plan

Upon the completion of its initial public offering, the Company implemented the 2000 Employee Stock Purchase Plan (the Purchase Plan), which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the least of (i) 1% of the total number of dilutive shares of the Company's common stock then outstanding including convertible securities, (ii) 440,000 shares, or (iii) a number determined by the Company's Board of Directors. On January 1, 2002, the number of shares reserved for issuance under the Purchase Plan was automatically increased by 277,574 shares, to an aggregate of 2,035,506 shares.
   The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Other than the first offering which was from the effective date of the initial public offering to July 31, 2002, all following offerings are twenty four months long.
   In 2001, 77,737 shares were issued under the Purchase Plan at a price of $8.50 each.

Stock Option Plans

In 2000, the Board of Directors and the Company's stockholders approved the 2000 Equity Incentive Plan (the 2000 Plan), which amended and restated the Company's 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lessor of (i) 5% of the total number of shares of the Company's common stock then outstanding, (ii) 550,000 shares, or (iii) a number to be determined by the Company's Board of Directors. On January 1, 2002, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 550,000 shares, to an aggregate of 5,500,000 shares.
   The options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The option price shall be at least 100% of the fair value on the date of grant for incentive stock options, and no less than 85% of the fair value for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.
   At December 31, 2001, the Company had 6,600 options outstanding under a prior stock option plan. A summary of the Company's stock option activity follows:

                                                                          Year Ended December 31,
                                               -----------------------------------------------------------------------------
                                                         1999                      2000                      2001
                                               ------------------------- ------------------------- -------------------------
                                                  Shares       Weighted-    Shares       Weighted-    Shares       Weighted-
                                                   Under         Average     Under         Average     Under         Average
                                                  Option  Exercise Price    Option  Exercise Price    Option  Exercise Price
----------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of period             1,876,199      $0.54      1,888,873      $ 0.67     2,313,543       5.78
Options granted at fair value                          -          -      1,275,433        9.87       466,988      11.15
Options granted at less than fair value          665,720       0.95              -           -             -          -
Options exercised                               (416,576)      0.55       (810,366)       0.52      (375,872)      0.92
Options forfeited                               (236,470)      0.62        (40,397)       1.32      (108,148)      9.40
                                               ---------                 ---------                 ---------
Outstanding at end of period                   1,888,873       0.67      2,313,543        5.78     2,296,511       7.49
                                               =========                 =========                 =========
Exercisable at end of period                     881,075       0.50        607,789        1.03       882,812       4.43
                                               =========                 =========                 =========
Weighted-average fair value of options granted
  during the period                                            4.34                      12.36                     9.76

At December 31, 2001, there were 651,984 shares available for future grant under the 2000 Plan.

   Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2001 for selected price ranges was as follows:

                                             Options Outstanding                            Options Exercisable
                          --------------------------------------------------------- -----------------------------------
                                                  Weighted-Average
                          Number Outstanding Remaining Contractual Weighted-Average Number Exercisable Weighted-Average
Exercise Prices               As of 12/31/01       Life (in years)   Exercise Price     As of 12/31/01   Exercise Price
-----------------------------------------------------------------------------------------------------------------------

$ 0.18-$ 0.91                   674,176              6.41                    $ 0.76      484,624                 $ 0.70
  1.82-$ 9.25                   587,273              8.44                      3.97      181,893                   2.50
  9.30-$14.00                   240,063              9.39                     11.19       16,250                   9.91
 14.06-$20.69                   794,999              8.96                     14.68      200,045                  14.77
                                -----                                                    -------
  0.18-$20.69                 2,296,511              8.13                      7.49      882,812                   4.43
                              =========                                                  =======

During the years ended December 31, 2000 and 1999, in connection with the grant of certain options to employees, the Company recorded deferred stock-based compensation of $3.1 million and $2.1 million, respectively, representing the difference between the exercise price and the subsequently determined fair value of the Company's common stock on the date such stock options were granted. Deferred stock-based compensation is being amortized on a graded vesting method. During the years ended December 31, 2001, 2000 and 1999, the Company recorded non-cash deferred stock-based compensation expense of $1.2 million, $2.3 million and $844,000, respectively. The Company expects amortization of the deferred stock-based compensation expense to be $710,000, $263,000 and $14,000 for the years ending 2002, 2003, and 2004, respectively.

Pro Forma Information

Pro forma information regarding net loss is required by SFAS No. 123 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company's options was estimated at the date of grant using the minimum value method for periods prior to the Company's initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for 2001, 2000 and 1999, and no dividend yields; expected lives of the options of four years; and risk-free interest rates of 4.0%, 6.0% and 6.1%, respectively; and volatility of 118%, 145% and 0%, respectively.
   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123.

                                                          Year Ended December 31,
                                                       ----------------------------
(in thousands)                                             2001      2000      1999
------------------------------------------------------------------------------------

Net loss as reported                                   $(23,158) $(20,179) $(12,803)
Pro forma net loss attributable to common Stockholders $(28,894) $(20,998) $(12,882)
                                                       ============================
Net loss per share as reported                         $  (0.94) $  (1.57) $ (13.54)
                                                       ============================
Pro forma net loss per share                           $  (1.17) $  (1.64) $ (13.62)
                                                       ============================

Common Stock Reserved

As of December 31, 2001, common stock was reserved as follows:

                     Employee stock purchase plan 1,680,195
                     Common stock warrants          538,338
                     Common stock options         2,948,495
                                                  ---------
                                                  5,167,028
                                                  =========

8.  INCOME TAXES
--------------------------------------------------------------------------------

Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes, other than a $100,000 withholding tax in Japan in 2000. The Company was subject to a withholding tax of $0, $100,000 and $0, in Japan related to certain payments received from Kirin for the years ended December 31, 2001, 2000 and 1999, respectively.
   As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $58.4 million. The Company also had federal research and development tax credit carryforwards of approximately $2.1 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2021, if not utilized.
   Utilization of the net operating losses and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and credits before utilization.
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets were as follows:

                                                    December 31,
                                                 ------------------
            (in thousands)                           2001      2000
            --------------------------------------------------------

            Net operating loss carryforwards     $ 20,446  $ 10,341
            Deferred revenue                        5,259     3,047
            Research credits                        2,047     2,094
            Foreign tax credits                       100       100
            Capitalized research and development    8,594     9,279
            Other                                   2,124       759
                                                 --------  --------
            Total deferred tax assets              38,600    25,620
            Valuation allowance                   (38,600)  (25,620)
                                                 --------  --------
            Net deferred tax assets              $      -  $      -
                                                 ========  ========

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $13.0 million,$4.3 million and $4.9 million during the years ended December 31, 2001, 2000 and 1999, respectively.

9.  NET LOSS PER SHARE
--------------------------------------------------------------------------------

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

(in thousands except share and per share information)                            2001         2000         1999
----------------------------------------------------------------------------------------------------------------

Net loss attributable to common stockholders                              $   (23,158) $   (20,179) $   (12,803)
                                                                          =====================================
Basic and diluted:
 Weighted-average number of shares used for basic and diluted per share
   amounts                                                                 24,759,615   12,839,866      945,761
Basic and diluted net loss per share                                      $     (0.94) $     (1.57) $    (13.54)
                                                                          =====================================
Pro forma (unaudited):
 Shares used above                                                                      12,839,866      945,761
 Pro forma adjustment to reflect weighted effect of assumed conversion of
   convertible preferred stock                                                           6,498,771   11,017,615
                                                                                       ------------------------
 Shares used in computing pro forma basic and diluted net loss per share                19,338,637   11,963,376
                                                                                       ========================
 Pro forma basic and diluted net loss per share                                        $     (1.04) $     (1.07)

The Company has excluded all preferred stock and outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for the periods presented. The total number of shares related to preferred stock, outstanding options and warrants, that was excluded from the calculations of diluted net loss per common share, prior to the application of the treasury stock method for options, was 2,837,739 2,843,193; and 15,662,818 for December 31, 2001, 2000, and 1999, respectively.

10.  COMMITMENTS
--------------------------------------------------------------------------------

In March 2001, the Company contracted with Diosynth RTP, Inc. to assist in the scale-up to commercial level production of the antigen used in the preparation of Provenge. At the inception of the agreement, the Company anticipated that a substantial part of the work and corresponding expense would be incurred in 2002. Pursuant to procedures established in the agreement, the Company has requested certain modifications to the program for scale-up to commercial level production. The modification would require six to eight weeks for the review of data and an additional period for establishment of a regulatory strategy prior to proceeding with certain scheduled program requirements. Diosynth has wound down certain of the program work and has proposed a change order in response to the Company's modification request. The Company intends to negotiate with Diosynth regarding the terms of its proposed change order.
   The Company may terminate the agreement with Diosynth without cause on forty-five days written notice to Diosynth. The agreement provides for a cancellation fee of 20% of the unpaid balance of the total estimated budget for the program. The estimated cancellation fee in support of the current work plan is $3.4 million.
   The Company leases a facility in Seattle, Washington under a noncancelable operating lease that expires December 2008. The lease term is ten years and the Company has the option to extend the lease term for two five-year periods with the same terms and conditions except for rent, which adjusts to market rate. The Company has subleased a portion of this facility under a lease expiring April 30, 2002. The lessor has also provided the Company a tenant improvement allowance of up to $3.5 million.

At December 31, 2001, the Company had expended or committed $3.5 million, which will be repaid monthly as an addition to the base rent expense over the term of the lease, with interest at 12.5% per year.
   In November 2001, the Company entered into a lease agreement for another facility in Seattle, Washington, under a non-cancelable operating lease. The lease term is eight years, and the Company has the option to extend the lease term for two five-year periods, with the same terms and conditions except for rent, which adjusts to market rate. The lessor has also provided the Company a tenant improvement allowance of up to $237,000. The Company also leases a facility in Mountain View, California under a lease that expires in 2006.
   Sublease rental income is accounted for as a deduction of rent expense. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $3.2 million, $2.1 million and $3.2 million, respectively, which is net of sublease rental income of $1.2 million, $1.3 million and $561,000, respectively.
   Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2001, were as follows:

                                           Operating Noncancelable
              (in thousands)                  Leases     Subleases
              ----------------------------------------------------

              Year ending December 31:
               2002                         $ 3,973            $64
               2003                           4,039              -
               2004                           4,097              -
               2005                           3,119              -
               2006                           2,118              -
               Thereafter                     4,248              -
                                           -----------------------
              Total minimum lease payments  $21,594            $64
                                           =======================

11.  RELATED-PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Two founders provided consulting services to the Company in 2001. The Company incurred $15,000, $25,000, and $120,000, in consulting fees during the years ended December 31, 2001, 2000, and 1999, respectively, under these agreements. Both agreements expired October 2001.

12.  EMPLOYEE BENEFIT PLAN
--------------------------------------------------------------------------------

The Company has a 401(k) plan for those employees who meet eligibility requirements. Eligible employees may contribute up to 20% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, the Company implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Prior to that, Company contributions to the plans were discretionary as determined by the Board of Directors. Employer contributions in 2001, 2000 and 1999 were $173,000, $0 and $0, respectively.

13.  MAJOR CUSTOMERS
--------------------------------------------------------------------------------

Revenues from the following customers represented greater than 10% of total revenues:

                                   Year Ended December 31,
                                   -----------------------
                                     2001      2000   1999
                        ----------------------------------

                        Customer A  1%        8%     7%
                        Customer B 36%       63%    84%
                        Customer C  1%        2%     4%
                        Customer D   -         -     4%
                        Customer E 60%       23%      -

14.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On February 27, 2002, the Board of Directors adopted the 2002 Broad Based Equity Incentive Plan (the 2002 Plan or Plan). The 2002 Plan provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the Common Stock on the date of the grant. Employees, officers, members of the Board of Directors, and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of the Company. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

15.  QUARTERLY INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

The following table summarizes the unaudited statement of operations for each quarter of 2001 and 2000.

(in thousands, except per share amounts)     March 31 June 30  September 30 December 31
---------------------------------------------------------------------------------------

2001
Total revenue                                $ 3,117  $ 3,071    $ 3,789      $ 3,847
Total operating expenses                       7,533    9,382     10,602       13,702
Loss from operations                          (4,416)  (6,311)    (6,813)      (9,855)
Net loss attributable to common stockholders  (3,042)  (5,221)    (5,794)      (9,101)
Basic and diluted net loss per share           (0.12)   (0.21)     (0.23)       (0.37)

(in thousands, except per share amounts)     March 31 June 30  September 30 December 31
---------------------------------------------------------------------------------------

2000
Total revenue                                $ 1,181  $ 1,105    $ 1,318      $ 2,915
Total operating expenses                       4,905    5,311      6,498        7,989
Loss from operations                          (3,724)  (4,206)    (5,180)      (5,074)
Net loss attributable to common stockholders  (7,772)  (4,185)    (4,386)      (3,836)
Basic and diluted net loss per share           (6.10)   (0.88)     (0.20)       (0.16)

INDEX TO EXHIBITS                                  DENDREON CORPORATION

Exhibit
Number  Description
----------------------------------------------------------------------------------------------------------------------
3.1     Amended and Restated Certificate of Incorporation.(2)
3.2     Bylaws.(1)
4.1     Specimen Common Stock certificate.(1)
10.1    Indemnity Agreement between the Registrant and each of its directors and certain of its officers.(2)
10.2    2000 Equity Incentive Plan, as amended.(3)
10.3    2000 Employee Stock Purchase Plan.(2)
10.4    Fourth Amended and Restated Stockholders' Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant's securities.(1)
10.5    Registration Rights and Shareholder's Agreement, dated October 18, 1999, between the Registrant and Fresenius
        AG.(1)
10.6    Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18,
        1999.(1)
10.7    Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L.
        Urdal.(1)
10.8    Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni
        Business Park General Partnership.(1)
10.9    Lease Agreement, dated July 31, 1998, between the Registrant and ARE--3005 First Avenue, LLC.(1)
10.10   Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit
        Corporation.(1)
10.11   Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica
        Business Credit Corporation.(1)
10.12   Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and
        Transamerica Business Credit Corporation.(1)
10.13+  Collaborative License Agreement, dated December 10, 1998, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.14+  Research and License Agreement, dated February 1, 1999, between the Registrant and Kirin Brewery Co., Ltd.(1)
10.15+  Manufacturing and Supply Agreement, dated July 27, 1999, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.16+  Joint Commercialization Agreement, dated February 1, 2000, between the Registrant and Kirin Brewery Co.,
        Ltd.(1)
10.17   Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd.(2)
10.18+  Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and The R.W.
        Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc.(2)
10.19+  Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology
        Services Inc.(4)
10.20+  Memorandum of Modification to Kirin and Dendreon Collaboration dated August 3, 2001.(5)
10.21++ Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the Registrant and Gambro
        Healthcare, Inc.
23.1    Consent of Ernst & Young LLP, Independent Auditors.
24.1    Power of Attorney (contained on signature page).

(1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920 and incorporated by referenced herein.
(2) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706 and incorporated by referenced herein.
(3) Filed as an exhibit to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.
(4) Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.
 +  Confidential treatment granted as to certain portions of this Exhibit.
 ++ Confidential treatment has been requested with respect to certain portions of this agreement.
 * Management compensatory plans and arrangements required to be filed as exhibits to this Report.