Form 10-Q
period 2002-03-31
DENDREON CORP
filed 2002-05-14
CIK 1107332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                                ----------------

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

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 30, 2002 was 25,030,725.

                              DENDREON CORPORATION

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

     a)   Condensed Balance Sheets as of March 31, 2002 (unaudited)         2
          and December 31, 2001

     b)   Condensed Statements of Operations for the Three Months           3
          Ended March 31, 2002 and 2001 (unaudited)

     c)   Condensed Statements of Cash Flows for the Three Months           4
          Ended March 31, 2002 and 2001 (unaudited)

     d)   Notes to Condensed Financial Statements                           5

  Item 2. Management's Discussion and Analysis of Financial                 6
          Condition and Results of Operations

  Item 3. Qualitative and Quantitative Disclosures About Market            16
          Risk

PART II. OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds                        16

  Item 6. Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DENDREON CORPORATION
                            CONDENSED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                      March 31,    December 31,
                                                                        2002           2001
                                                                     -----------   ------------
                                                                     (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                             $  24,852    $  13,912
     Short-term investments                                              46,348       56,969
     Accounts receivable                                                  1,806        1,955
     Other current assets                                                 2,668        3,253
                                                                      ---------    ---------
         Total current assets                                            75,674       76,089

Property and equipment, net                                               3,990        3,858
Long-term investments                                                        --       10,361
Deposits and other assets                                                   770          774
                                                                      ---------    ---------
Total Assets                                                          $  80,434    $  91,082
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $     961    $     932
     Accrued liabilities                                                  4,078        4,524
     Accrued compensation                                                   819        1,975
     Deferred revenue                                                     7,262        7,572
     Current portion of long-term debt                                       --          281
     Current portion of capital lease obligations                         1,090        1,120
                                                                      ---------    ---------
         Total current liabilities                                       14,210       16,404

Deferred revenue, less current portion                                    6,361        7,454
Capital lease obligations, less current portion                           1,765        2,013
Commitments                                                                  --           --

Stockholders' equity:
     Common stock, $0.001 par value; 80,000,000 shares authorized,
        25,030,724 and 24,919,696 shares issued and outstanding at
        March 31, 2002 and December 31, 2001, respectively                   25           25
     Additional paid-in capital                                         156,819      156,481
     Deferred stock-based compensation                                     (769)        (987)
     Accumulated other comprehensive income                                 200          486
     Accumulated deficit                                                (98,177)     (90,794)
                                                                      ---------    ---------
         Total stockholders' equity                                      58,098       65,211
                                                                      ---------    ---------
Total Liabilities and Stockholders' Equity                            $  80,434    $  91,082
                                                                      =========    =========

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                      2002          2001
                                                    --------      --------
Revenue:
   Collaborative and license revenue                $  3,028      $  3,066
   Grant revenue                                          --            51
                                                    --------      --------
Total revenue                                          3,028         3,117

Operating expenses:
   Research and development                            8,376         5,260
   General and administrative                          2,317         1,639
   Sales and marketing                                   261           634
                                                    --------      --------
Total operating expenses                              10,954         7,533
                                                    --------      --------
Loss from operations                                  (7,926)       (4,416)

Interest income, net:
   Interest income                                       632         1,508
   Interest expense                                      (89)         (134)
                                                    --------      --------
Interest income, net                                     543         1,374
                                                    --------      --------
Net loss                                              (7,383)       (3,042)
                                                    ========      ========

Basic and diluted net loss per share                $  (0.30)     $  (0.12)
                                                    ========      ========
Shares used in computation of basic and
   diluted net loss per share                         24,983        24,589
                                                    ========      ========

                              DENDREON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                         ----------------------------
                                                                                             2002            2001
                                                                                         -------------  -------------
OPERATING ACTIVITIES
Net loss                                                                                    $   (7,383)    $   (3,042)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation expense                                                                          423            219
     Non-cash stock-based compensation expense                                                     200            321
     Non-cash interest expense                                                                       3             24
     Changes in current assets and liabilities
         Accounts receivable                                                                       149          5,967
         Other current assets                                                                      582         (1,239)
         Deposits and other assets                                                                  --            (49)
         Deferred revenue                                                                       (1,403)        (2,332)
         Accounts payable                                                                           29           (491)
         Accrued liabilities and compensation                                                   (1,602)          (691)
                                                                                         -------------  -------------
                  Net cash used in operating activities                                         (9,002)        (1,313)
                                                                                         -------------  -------------
INVESTING ACTIVITIES
Purchases of investments                                                                       (31,054)       (31,808)
Maturities of investments                                                                       51,754         22,320
Purchases of property and equipment                                                               (555)          (613)
                                                                                         -------------  -------------
                  Net cash provided by (used in) investing activities                           20,145        (10,101)
                                                                                         -------------  -------------
FINANCING ACTIVITIES
Payments on long-term debt                                                                        (281)          (373)
Net payments on capital lease obligations                                                         (278)          (131)
Proceeds from exercise of stock options                                                             32            139
Issuance of common stock under the Employee Stock Purchase Plan                                    324            426
                                                                                         -------------  -------------
                  Net cash provided by (used in) financing activities                             (203)            61
                                                                                         -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            10,940        (11,353)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  13,912         50,493
                                                                                         -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $   24,852     $   39,140
                                                                                         =============  =============

                              DENDREON CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

     Dendreon Corporation (the Company) was founded in 1992 as a Delaware-based corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.

     The Company is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon's product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules. The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient's immunity for the treatment of cancer.

BASIS OF PRESENTATION

     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of future results that may be expected for the year ending December 31, 2002.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and became effective for all business combinations initiated after June 20, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption by the Company of these new standards as of January 1, 2002, did not have an effect on our operating results or financial condition.

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on the Company's operating results or financial condition.

NOTE 3 - SUBSEQUENT EVENTS

     In April 2002, the Food and Drug Administration, or FDA, granted orphan drug status to Mylovenge(TM), the Company's therapeutic vaccine for multiple myeloma. As a result, we are eligible for certain tax credits for development costs related to Mylovenge, assistance from the FDA to facilitate the regulatory review and approval process, and market exclusivity for six years.

     In April 2002, the FDA asked the Company to suspend new patient enrollment in its second Phase III clinical trial of Provenge in men with hormone refractory prostate cancer pending clarification regarding the specific composition of cellular components in the Provenge vaccine. The Company intends to submit its response to the FDA shortly.

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

     The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, "Factors That May Affect Our Results of Operations and Financial Condition" set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

OVERVIEW

    Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon's product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules.

     The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient's immunity for the treatment of cancer. Provenge(TM) is a therapeutic vaccine for the treatment of prostate cancer and has advanced to Phase III clinical trials, the final stage of product development. We are conducting Phase II clinical trials for Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma, and Phase I clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. We have received clearance from the Food and Drug Administration to begin a Phase I clinical trial for CTL8004, our collaborative project with R.W. Johnson Pharmaceutical Research and Development, L.L.C., or J&J PRD, for the treatment of breast, ovarian and colon cancers. We have additional therapeutic vaccines, monoclonal antibodies and a pathway to small molecule drug discovery in preclinical development for the treatment of cancer. We also intend, over time, to pursue the application of our technologies in the fields of autoimmune diseases, allergies and infectious diseases.

     We have incurred significant losses since our inception. As of March 31, 2002, our accumulated deficit was $98.2 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Revenue. Revenue decreased slightly to $3.0 million for the three months ended March 31, 2002, from $3.1 million for the three months ended March 31, 2001. Collaborative and license revenue represented $3.0 million and $3.1 million of total revenue in the three months ended March 31, 2002 and 2001, respectively. The period over period decrease was primarily due to the expiration of grant revenue in September 2001.

     Research and Development Expenses. Research and development expenses increased to $8.4 million for the three months ended March 31, 2002, from $5.3 million for the three months ended March 31, 2001. The period over period increase of $3.1 million was due to increased product development expenses, including fees paid to third parties conducting clinical trials, increased personnel-related expenses, facilities and depreciation expenses, and supplies expense.

     Our research and development-related activities can be divided into two areas:

     1)   research and pre-clinical programs, and
     2)   clinical programs.

     The cost of the two areas are as follows (in thousands):

     March 31,                                     2002         2001
     ---------                                    ------       ------
     Research and pre-clinical programs           $1,518       $1,540
     Clinical programs                             6,858        3,720
                                                  ------       ------
     Total research and development               $8,376       $5,260
                                                  ======       ======

     General and Administrative Expenses. General and administrative expenses increased to $2.3 million for the three months ended March 31, 2002, from $1.6 million for the three months ended March 31, 2001. The increase in general and administrative expense was primarily due to an increase in the support of our operations. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

     Marketing. Marketing expenses decreased to $261,000 for the three months ended March 31, 2002, from $634,000 for the three months ended March 31, 2001. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense is primarily due to consulting expenses related to commercial infrastructure analysis incurred in the three months ended March 31, 2001 that were not incurred in the three months ended March 31, 2002.

     Interest Income. Interest income decreased to $632,000 for the three months ended March 31, 2002, from $1.5 million for the three months ended March 31, 2001. The decrease in 2002 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and lower average interest rate yield on our investment portfolio.

     Interest Expense. Interest expense decreased to $89,000 for the three months ended March 31, 2002, from $134,000 for the three months ended March 31, 2001. The decrease in 2002 was attributable to lower average balances of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short and long-term investments were $71.2 million at March 31, 2002 and $81.2 million at December 31, 2001. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. Since January 1, 2000, we received net proceeds of $9.1 million from private financing activities and $84.0 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

     Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At March 31, 2002, our investment in equipment and leasehold improvements was $8.7 million. We have an agreement with a financing company under which we have financed purchases of $4.6 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of March 31, 2002, we had committed all of the allowance for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

     Net cash used in operating activities for the three months ended March 31, 2002 was $9.0 million. During the three months ended March 31, 2001, the Company used $1.3 million of net cash in its operating activities. Expenditures in both periods were a result of research and development expenses and general and administrative expenses in support of our operations and sales and marketing expenses.

     In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan was re-paid on March 7, 2002.

     We anticipate that our cash on hand and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 21 months, including, among other things:

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

     As of March 31, 2002, we had an accumulated deficit of $98.2 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand development and clinical trial efforts.

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

     Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including regulatory requirements, scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

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

     In April 2002, the FDA asked us to suspend new patient enrollment in our second Phase III clinical trial of Provenge in men with hormone refractory prostate cancer, or HRPC, pending clarification regarding the specific composition of cellular components in the Provenge vaccine. If we fail to complete our second Phase III clinical trial of Provenge, or otherwise fail to commence or complete, or experience further delays in, any of our other present or planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed. In addition, our development costs will increase if the current delays or any future delays in our clinical trials are significant or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our product candidates will be adversely affected.

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

     . we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks or for other reasons; and

     . the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

     Clinical testing is very expensive, takes many years, and the outcome is uncertain. The interim results from the first of our two Phase III clinical trials of Provenge in HRCP patients were inconclusive, and indicated that it is possible, but not probable, that the primary endpoint of the trial will be achieved. Additional data is required for a final analysis, and the final analysis is expected to be completed in mid-2002. The final data from this clinical trial and/or our other Phase III trials, if completed, may not be sufficient to support approval by the FDA of Provenge. Data from our other clinical trials may not be sufficient to support approval by the FDA of our other potential products. The clinical trials of Provenge, Mylovenge, and our other products under development may not be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety, efficacy or physiology of a cancer vaccine under development, this will delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

     If our products are not accepted by the market, we will not generate significant revenues or become profitable.

     The success of any product we may develop will depend upon the medical community, patients and third-party payors accepting our products as medically useful, cost-effective, and safe. We cannot guarantee that any of our products
in   development, if approved for commercialization, will be used by doctors to treat patients. The degree of market acceptance for our products depends upon a number of factors, including:

     .    the receipt and scope of regulatory approvals;
     . demonstrating the efficacy and safety of our products to the medical and patient community;

     . the cost and advantages of our products compared to other available therapies; and
     .    reimbursement policies of government and third-party payors.

     We may require additional funding, and our future access to capital is uncertain.

     It is expensive to develop cancer vaccines, conduct clinical trials for vaccines, and commercialize our products. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease vaccines, which is costly. Our future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We will need to raise additional capital to:

     .    fund operations;
     .    continue the research and development of our therapeutic vaccines; and
     .    commercialize our vaccines.

     We believe that our cash on hand and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 21 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

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

     We are subject to extensive regulation, which is costly, time-consuming and may subject us to unanticipated delays; even if we obtain regulatory approval for the commercial sale of some of our products, those products may still face regulatory difficulties.

     All of our potential products, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge, Mylovenge and our other products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products. Unless the FDA allows our second Phase III clinical trial of Provenge in men with HRPC to recommence, this potential product may not be approved for commercial sale. The FDA also may suspend enrollment in other clinical trials we are conducting or refuse us permission to commence new trials of our cancer vaccines.

     No cancer vaccine using dendritic cell technologies has been approved for commercial sale. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals for commercial sale, which may impede our ability to obtain timely FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval could harm our business.

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

     An investigational new drug application must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application, or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. Thus, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case. In addition, the FDA may suspend enrollment in a clinical trial or may suspend ongoing treatment of patients for any of a number of reasons including concerns about the conduct of the trial or the safety or efficacy of the drug.

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

     The availability and amount of reimbursement for our potential products and the manner in which government and private payors may reimburse for our potential products is uncertain; we may face challenges from government and private payors that adversely affect reimbursement for our potential products.

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

     In addition, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our vaccines will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

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

     Our collaboration with Kirin may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We recognized approximately 36% of our revenue in 2001, and approximately 57% of our revenue in the three months ended March 31, 2002, from our collaboration with Kirin. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaboration with Kirin. Disputes may arise between us and our existing or potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

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

     Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We have clinical trial insurance coverage and we intend to obtain product liability insurance coverage in the future. However, such insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain future insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

     Competition in our industry is intense and many of our competitors have substantially greater resources than we do.

     Competition in the cancer, infectious disease, autoimmune disease and allergy fields is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

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

     We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding immunotherapy and other cancer therapies accelerate. If our products receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

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

     The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors' businesses, the results of preclinical and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies' operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002, we had short-term investments of $46.3 million and no long-term investments. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company's Registration Statement (SEC File No. 333-31920) for its initial public offering (the "Offering") became effective June 16, 2000. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. From the effective date of the Registration Statement through March 31, 2002, the Company used approximately $32.7 million of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital. The remaining proceeds from the Offering are invested in commercial paper, money market securities and certificates of deposit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit
         Number    Description
         ------    -----------
         3.1       Amended and Restated Certificate of Incorporation (*)
         3.2       Bylaws (1)
         4.1       Specimen Common Stock certificate (1)
         --------------------
         (*)  Filed herewith
         (1) Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 2002

                                  DENDREON CORPORATION

                             By: /s/ Martin A. Simonetti
                                 ------------------------------------------
                                 Martin A. Simonetti
                                 Senior Vice President, Finance
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)

                                  EXHIBIT INDEX

        Exhibit
        Number   Description
        -------  -----------
        3.1      Amended and Restated Certificate of Incorporation (*)
        3.2      Bylaws (1)
        4.1      Specimen Common Stock certificate (1)
        --------------------
        (*)      Filed herewith
        (1)      Filed as an exhibit to Registration Statement on Form S-1, File
                 No. 333-31920.