Form 10-Q
period 2002-06-30
DENDREON CORP
filed 2002-08-14
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON 98121
(Address of principal executive offices, including zip code)

(206) 256-4545
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 31, 2002 was 25,280,531.

DENDREON CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DENDREON CORPORATION

CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$26,217	$13,912
Short-term investments	34,088	56,969
Accounts receivable	1,649	1,955
Other current assets	2,482	3,253

Total current assets	64,436	76,089

Property and equipment, net	3,944	3,858
Long-term investments	3,067	10,361
Deposits and other assets	766	774

Total Assets	$72,213	$91,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$247	$932
Accrued liabilities	4,301	4,524
Accrued compensation	1,127	1,975
Deferred revenue	6,904	7,572
Current portion of long-term debt	—	281
Current portion of capital lease obligations	985	1,120

Total current liabilities	13,564	16,404

Deferred revenue, less current portion	5,031	7,454
Capital lease obligations, less current portion	1,529	2,013
Commitments	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized, 25,168,975 and 24,919,696 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	25	25
Additional paid-in capital	156,904	156,481
Deferred stock-based compensation	(587)	(987)
Accumulated other comprehensive income	174	486
Accumulated deficit	(104,427)	(90,794)

Total stockholders’ equity	52,089	65,211

Total Liabilities and Stockholders’ Equity	$72,213	$91,082

DENDREON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Collaborative and license revenue	$3,114	$2,982	$6,142	$6,048
Grant revenue	—	89	—	140

Total revenue	3,114	3,071	6,142	6,188

Operating expenses:
Research and development	7,421	7,161	15,797	12,421
General and administrative	2,127	1,891	4,444	3,530
Marketing	217	330	478	964

Total operating expenses	9,765	9,382	20,719	16,915

Loss from operations	(6,651)	(6,311)	(14,577)	(10,727)

Interest income, net:
Interest income	483	1,236	1,115	2,744
Interest expense	(82)	(146)	(171)	(280)

Interest income, net	401	1,090	944	2,464

Net loss	(6,250)	(5,221)	(13,633)	(8,263)

Basic and diluted net loss per share	$(0.25)	$(0.21)	$(0.54)	$(0.34)

Shares used in computation of basic and diluted net loss per share	25,111	24,723	25,047	24,654

DENDREON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(13,633)	$(8,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	859	505
Non-cash stock-based compensation expense	373	615
Non-cash consulting expense	—	60
Non-cash interest expense	6	60
Changes in current assets and liabilities
Accounts receivable	306	5,996
Other current assets	765	(1,000)
Deferred revenue	(3,091)	(4,666)
Accounts payable	(685)	(213)
Accrued liabilities and compensation	(1,071)	(493)

Net cash used in operating activities	(16,171)	(7,399)

INVESTING ACTIVITIES
Purchases of investments	(62,459)	(54,837)
Maturities of investments	92,330	30,669
Purchases of property and equipment	(945)	(1,898)

Net cash provided by (used in) investing activities	28,926	(26,066)

FINANCING ACTIVITIES
Payments on long-term debt	(281)	(757)
Proceeds from capital lease financing agreement	—	960
Payments on capital lease obligations	(619)	264
Proceeds from exercise of stock options	126	241
Issuance of common stock under the Employee Stock Purchase Plan	324	426

Net cash provided by (used in) financing activities	(450)	606

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,305	(32,859)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,912	50,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,217	$17,634

DENDREON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Dendreon Corporation (the “Company”) was founded in 1992 as a Delaware-based corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.

The Company is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules. The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer.

BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three- and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of future results that may be expected for the year ending December 31, 2002.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB’s new rules on asset impairment supersede FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of SFAS No. 144 did not have a material impact on the Company’s operating results or financial condition.

NOTE 3—SUBSEQUENT EVENTS

Genentech Collaboration.    In August 2002 we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. The agreement concerns the development of monoclonal antibodies, small molecules, and other products.

In addition to an equity investment, Genentech agreed to make up front, option, and milestone payments to us upon achievement of product development goals totalling over $110 million. We and Genentech will be jointly responsible for conducting preclinical and clinical work, with Genentech ultimately funding a majority of these activities. Genentech will also be responsible for all manufacturing of products of the collaboration. We have the opportunity to share in profits and losses in the United States from commercialization of products developed by the collaboration. Genentech will be responsible for commercialization in the rest of the world except Asia and Oceania where we retain the sole right to develop and commercialize trp-p8.

Agreement with Johnson & Johnson Pharmaceutical Research and Development, L.L.C.    In October 2000, we entered into a Research Collaboration and License Agreement with The R.W. Johnson Pharmaceutical Research Institute, a division of Ortho-McNeil Pharmaceutical, Inc. and a member of the Johnson & Johnson family of companies. The agreement was subsequently assigned by the R. W. Johnson Pharmaceutical Research Institute in January 2002 to one of its affiliates, Johnson & Johnson Pharmaceutical Research and Development L.L.C., or J&J PRD. Under the agreement, we have received a study fee, milestone fee, and funding pursuant to an agreed research plan. We collaborated with J&J PRD under the agreement on the development of CTL8004, an immunotherapy product of J&J PRD, until July 2002 when we and J&J PRD agreed that J&J PRD would solely conduct any further work on CTL8004. We continue to work in collaboration with J&J PRD under the agreement on the development of APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “believe,” “expects,” “likely,” “may” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, “Factors That May Affect Our Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

OVERVIEW

Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and a pathway to small molecules.

The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer. Provenge™, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase III clinical trials, the final stage of product development. On August 9, 2002, we announced preliminary results of our analysis of our first Phase III clinical trial for Provenge. The trial (D9901) involved 127 men with late stage metastatic, hormone resistant prostate cancer. Patients were randomized to receive three vaccinations of Provenge or placebo over a four-week period. Eighty two patients received Provenge. The primary endpoint of the study was the time to objective disease progression. Comparison of the Provenge treated group to the placebo group using the Kaplan-Meier method revealed a clinical benefit in the Provenge treated patients (p-value = 0.085) that approached but did not achieve the pre-specified primary endpoint of the study (p-value = 0.05). The Kaplan-Meier plots of disease progression against time identified a clear difference between the treated versus untreated groups from three months post randomization and continuing throughout the study.

Analysis of the data for pre-specified variables revealed that the single most important predictor of responders to Provenge was a patient’s Gleason score, the accepted measure of the aggressiveness of a patient’s tumor. In patients with a Gleason score less than or equal to 7 (the most prevalent category in prostate cancer patients), the placebo group had a median time to disease progression of 9.0 weeks compared to 16.0 weeks in the Provenge treated group, with a highly significant p-value of 0.002 and a treatment effect of 78%. In addition, those patients receiving Provenge whose disease had not progressed six months after randomization, had a greater than 8-fold advantage in progression-free survival compared to those patients who received placebo (34.7% versus 4%). In contrast, the benefits of Provenge therapy were not seen in patients with a Gleason score of 8 or higher.

Overall Provenge was well tolerated in patients, with the most common side effects being chills and fever. We are preparing the data for discussion with the Food and Drug Administration.

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

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development and commercialization of products derived from our trp-p8 gene platform. The trp-p8 gene is the first gene generated from our internal antigen discovery program. The protein encoded by this gene is present on a number of cancers, including 100% of prostate cancers. In 2001, approximately 31,500 men in the United States died of prostate cancer and estimates for 2002 are approximately 30,000 deaths from the disease. Trp-p8 has been found to be present on 71% of breast cancers, 93% of colorectal cancers, and 80% of lung cancers.

We also intend, over time, to pursue the application of our technologies in the fields of autoimmune diseases, allergies and infectious diseases.

We have incurred significant losses since our inception. As of June 30, 2002, our accumulated deficit was $104.4 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue.    Revenue was $3.1 million and $3.1 million for the three months ended June 30, 2002 and June 30, 2001, respectively. Collaborative and license revenue represented $3.1 million and $3.0 million of total revenue in the three months ended June 30, 2002 and 2001, respectively.

Research and Development Expenses.    Research and development expenses increased to $7.4 million for the three months ended June 30, 2002, from $7.2 million for the three months ended June 30, 2001. The period over period increase of $200,000 was due to increased personnel-related expenses, and facilities and depreciation expenses.

Our research and development-related activities can be divided into two areas:
1)  research and pre-clinical programs, and
2)  clinical programs.

The costs of the two areas are as follows (in thousands):

	Three Months Ended June 30,
	2002	2001
Research and pre-clinical programs	$1,821	$1,148
Clinical programs	5,600	6,013

Total research and development	$7,421	$7,161

General and Administrative Expenses.    General and administrative expenses increased to $2.1 million for the three months ended June 30, 2002, from $1.9 million for the three months ended June 30, 2001. The increase in general and administrative expense was primarily due to a general increase across most expense categories in the support of our operations. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

Marketing.    Marketing expenses decreased to $217,000 for the three months ended June 30, 2002, from $330,000 for the three months ended June 30, 2001. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to lower consulting expenses related to patient recruitments.

Interest Income.    Interest income decreased to $483,000 for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001. The decrease in 2002 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense.    Interest expense decreased to $82,000 for the three months ended June 30, 2002, from $146,000 for the three months ended June 30, 2001. The decrease in 2002 was attributable to lower average balances of capital lease obligations and long-term debt.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenue.    Revenue decreased slightly to $6.1 million for the six months ended June 30, 2002, from $6.2 million for the six months ended June 30, 2001. The period over period decrease was due to the expiration of grant revenue in September 2001.

Research and Development Expenses.    Research and development expenses increased to $15.8 million for the six months ended June 30, 2002, from $12.4 million for the six months ended June 30, 2001. The increase resulted from increased clinical trial expenses, personnel-related costs, and facilities and depreciation expense.

The cost of the two research and development-related activities for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Six Months Ended June 30,
	2002	2001
Research and pre-clinical programs	$3,339	$2,688
Clinical programs	12,458	9,733

Total research and development	$15,797	$12,421

General and Administrative Expenses.    General and administrative expenses increased to $4.4 million for the six months ended June 30, 2002, from $3.5 million for the six months ended June 30, 2001. The increase in general and administrative expenses in the period ended June 30, 2002 was primarily due to a general increase across most expense categories in support of our operations.

Marketing.    Marketing expenses decreased to $478,000 for the six months ended June 30, 2002, from $964,000 for the six months ended June 30, 2001. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to consulting expenses related to commercial infrastructure analysis incurred in the first quarter of 2001 that were not incurred in 2002.

Interest Income.    Interest income decreased to $1.1 million for the six months ended June 30, 2002, from $2.7 million for the six months ended June 30, 2001. The decrease in 2002 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense.    Interest expense decreased to $171,000 for the six months ended June 30, 2002, from $280,000 for the six months ended June 30, 2001. The decrease in 2002 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short and long-term investments were $63.4 million at June 30, 2002 and $81.2 million at December 31, 2001. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. We have received net proceeds of $9.1 million from private financing activities since January 1, 2000, and $84.0 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At June 30, 2002, our investment in equipment and leasehold improvements was $9.1 million. We have an agreement with a financing company under which we have financed purchases of $4.6 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of June 30, 2002, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

Net cash used in operating activities for the six months ended June 30, 2002 was $16.2 million. During the six months ended June 30, 2001, we used $7.4 million of net cash in our operating activities. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses.

In June 1999, we obtained a loan in the amount of $3.0 million from a financial lender. The loan was re-paid on March 7, 2002.

In June 2002, we entered into an equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by us to CMI of shares of our common stock. Under the equity line facility, CMI has committed to purchase, subject to the satisfaction of specified conditions, up to $25 million of our common stock, as we request it over a period beginning on the effective date of the Registration Statement on Form S-3 (which is currently expected to be August 14, 2002) relating to the shares of common stock that we may issue to CMI under the equity line facility and ending on June 11, 2004. We may issue common stock under the equity line facility with a value equal to no less than $300,000 and no more than $1.5 million per drawdown period, with each drawdown period lasting from one to five trading days, at our discretion. CMI is obligated, subject to the satisfaction of specified conditions and compliance of the drawdown with specified restrictions, to purchase shares of our common stock at a discount of 3% to the closing price of one share of our common stock on the Nasdaq National Market or to the actual sales price per share for shares sold by CMI on the trading days during a drawdown period and in the circumstances set forth in the equity line financing agreement.

We may deliver as many separate drawdown notices to CMI as we choose during the term of the agreement, provided that we may not deliver a drawdown notice during any ongoing drawdown period. We are under no obligation to issue any minimum number of drawdown requests. If we do not issue at least $6.25 million of our common stock to CMI under the equity line facility prior to its termination, we will pay CMI $250,000 (pro rated for issuances prior to the termination). We also agreed to pay future fees to Shoreline Pacific, LLC, which assisted us as placement agent in this transaction, equal to 1.5% of each drawdown under the equity line facility.

We anticipate that our cash on hand and cash generated from our collaborative arrangements, assuming no proceeds from drawdowns under the equity line facility, will be sufficient to enable us to meet our anticipated expenditures for at least the next 21 months, including, among other things:

•	supporting our clinical trial efforts;

•	continuing internal research and development;

•	development of manufacturing capabilities; and

•	development of sales and marketing capabilities.

However, we may need additional financing prior to that time. We may be unable to draw down on the equity line facility when we need to do so because we cannot meet the required conditions or are otherwise restricted by the terms of that agreement from drawing down. For example, each drawdown is subject to a minimum floor closing price of $3 per share for shares of our common stock on the Nasdaq National Market so that we will be restricted from drawing down on the equity line facility if our common stock’s closing price is less than $3 per share. Also, the amount of the equity line facility may be inadequate for our needs. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of June 30, 2002, we had an accumulated deficit of $104.4 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent upon obtaining regulatory approvals for our products and successfully commercializing our products alone or with third-parties. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our products under development are commercialized.

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

We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Third-party clinical investigators may not perform our clinical trials on our anticipated schedules or consistent with a clinical trial protocol, and may not perform data collection and analysis in a timely manner.

In April 2002, the Food and Drug Administration, or FDA, asked us to suspend new patient enrollment in our second Phase III clinical trial of Provenge in men with hormone resistant prostate cancer, or HRPC, pending receipt by the FDA of information from us regarding the specific composition of cellular components in the Provenge vaccine. We are preparing this information for submission to the FDA. If the clinical hold is not lifted, we fail to complete our second Phase III clinical trial of Provenge for any other reason, or we otherwise fail to commence or complete, or experience further delays in, any of our other present or planned clinical trials, our stock price and our ability to conduct our business as currently planned would be harmed. In addition, in light of the results of our first Phase III clinical trial for Provenge, we may need to conduct one or more additional Phase III trials of Provenge. Our development costs will increase if the current delay in our second Phase III Provenge trial or any future delays in our Provenge clinical trials or clinical trials for our other potential products are significant or if we need to perform more or larger clinical trials than planned. If the delays are significant, our financial results and the commercial prospects for our product candidates will be adversely affected.

If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

We must demonstrate our products’ safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including the following:

•	safety and efficacy results obtained in early human clinical trials, as in our prostate cancer and multiple myeloma trials, may not be indicative of results that are obtained in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge;

•	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks or for other reasons; and

•
the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. Our first Phase III clinical trial for Provenge did not meet its primary endpoint. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group, if such additional study is required by the FDA. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge, Mylovenge, and our other products under development may not be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety, efficacy or physiology of a cancer vaccine under development, this will delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

The success of any product we may develop will depend upon the medical community, patients and third-party payors accepting our products as medically useful, cost-effective, and safe. We cannot guarantee that any of our products in development, if approved for commercialization, will be used by doctors to treat patients. The degree of market acceptance for our products depends upon a number of factors, including:

•	the receipt and scope of regulatory approvals;

•	demonstration of the efficacy and safety of our products to the medical and patient community;

•	the cost and advantages of our products compared to other available therapies; and

•	reimbursement policies of government and third-party payors.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop cancer vaccines, monoclonal antibodies and other products, and to conduct clinical trials for and commercialize our products. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease products, which is costly. Our existing capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our therapeutic products; and

•	commercialize our products.

We believe that our cash on hand, assuming no drawdown on the equity line facility, and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 21 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	our timetable for and costs of the commercialization of Provenge;

•	our degree of success in commercializing Provenge and our other products;

•	the amount and timing of milestone payments we receive from our collaborators;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	emergence of competing technologies and other adverse market developments;

•	changes in or terminations of our existing collaboration and licensing arrangements;

•	the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities; and

•	our ability to satisfy the conditions for accessing the equity line facility.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials. If we raise additional funds by issuing equity securities, including under the equity line facility, further dilution to stockholders may result.

We are subject to extensive regulation, which is costly, time-consuming and may subject us to unanticipated delays. Even if we obtain regulatory approval for the commercial sale of any of our products, those products may still face regulatory difficulties.

All of our potential products, cell processing and manufacturing activities are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge, Mylovenge and our other vaccine products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge, Mylovenge and our other products under development. Unless the FDA allows our second Phase III clinical trial of Provenge in men with HRPC to recommence enrollment, this potential product may not be approved for commercial sale. The FDA also may suspend enrollment in other clinical trials we are conducting or refuse us permission to commence new trials of our cancer vaccines.

To date, no cancer vaccine using dendritic cell technologies has been approved for commercial sale. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals for commercial sale, which may impede our ability to obtain timely FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

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

Federal and state governments, as well as foreign governments, continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of biologics may change or be adopted before any of our products are approved for marketing. Cost control initiatives could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of biologics and pharmaceuticals. Therefore, any one or all of our products under development may ultimately not be considered cost-effective by these third-party payors and thus not be covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products.

We rely on third-parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

We rely in part on collaborators and other third-parties to perform for us or assist us with a variety of important functions, including research and development, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale, if Provenge is successful.

We intend to rely on third-party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical testing may be delayed, thereby delaying the submission of products for regulatory approval or the market introduction and subsequent sales of our products. Any delay may lower our revenues and potential profitability and adversely affect our stock price.

In addition, we and any third-party manufacturers that we may use must continually adhere to current Good Manufacturing Practices, or cGMP, regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

We own facilities for cell processing, the manufacture of antigens for our clinical trials, and final formulation of our cancer vaccines, and we also contract with third parties to provide these services. These facilities may not be sufficient to meet our needs for our prostate, multiple myeloma and other clinical trials. Additionally, if we decide to manufacture any of our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

If we lose or are unable to secure collaborators, or if our collaborators, including Kirin and Genentech, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer.

We intend to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. We have entered into a collaboration with Kirin relating to the development and commercialization of our products based on our dendritic cell technologies in Asia. As our collaborator, Kirin funds testing, makes regulatory filings and may manufacture and market our products in Asia. The amount and timing of resources applied by Kirin or other collaborators or potential collaborators to our joint efforts are not within our control. In August 2002, we entered into a collaboration with Genentech, Inc. for preclinical research, clinical development, and commercialization of monoclonal antibodies and potentially other products derived from our trp-p8 gene platform.

If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin, Genentech or collaborators or other potential collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

Our collaboration with Kirin may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We recognized approximately 36% of our revenue in 2001, and approximately 56% of our revenue in the six months ended June 30, 2002, from our collaboration with Kirin. Our collaboration with Genentech may not be successful and we may not receive any milestone or other payments from Genentech. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaborations with Kirin and Genentech. Disputes may arise between us and our existing or potential collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

We are dependent on single-source vendors for some of our components.

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates, such as cell culture media. There are, in general, relatively few alternative sources of supply for these products. While these vendors have produced our products with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period.

If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.

Our success is dependent in part on obtaining, maintaining and enforcing our patents and other proprietary rights and our ability to avoid infringing the proprietary rights of others. Patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. Accordingly, the United States Patent and Trademark Office may not issue patents from the patent applications owned by or licensed to us. If issued, the patents may not give us an advantage over competitors with similar technology. It is also possible that third-parties may successfully avoid our patents through design innovation.

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and their validity is challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions A third-party may challenge the validity or enforceability of a patent after its issuance by the United States Patent and Trademark Office. It is possible that a third-party may successfully challenge our patents or patents licensed by us from others, or that a challenge will result in limiting their coverage. The cost of litigation to uphold the validity of patents and to prevent infringement can be substantial and, if the outcome of litigation is adverse to us, third-parties may be able to use our patented invention without payment to us. Moreover, it is possible that third-parties may infringe our patents. To stop these activities we may need to file a lawsuit. Even if we were successful in stopping the violation of our patent rights, these lawsuits are expensive and consume time and other resources. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the invention. There is also the risk that, even if the validity of our patents is upheld, a court will refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, then we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third-parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

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

Should third-parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third-parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms .

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

Competition in the cancer, infectious disease, autoimmune disease and allergy fields is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

•	develop safer or more effective immunotherapeutics and other therapeutic products;

•	reach the market more rapidly, reducing the potential sales of our products; or

•	establish superior proprietary positions.

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

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

•	train, manage and motivate a growing employee base;

•	accurately forecast demand for our products; and

•	expand existing operational, financial and management information systems.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses, FDA review of our product development activities, the results of preclinical studies and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to the companies’ operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third-party to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our Board of Directors into three classes having staggered terms. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

Our executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders

As of June 30, 2002, our executive officers, directors and principal stockholders beneficially owned approximately 38% of our outstanding common stock. These stockholders will likely continue to exercise substantial influence over us for the foreseeable future, even if we should issue common stock to CMI under the equity line facility. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our officers and business, including any determination with respect to a change in control, future issuances of our common stock or other securities, declarations of dividends on our common stock and the election of our Board of Directors.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, we had short-term investments of $34.1 million and long-term investments of $3.1 million. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding bank loans and capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company’s Registration Statement (SEC File No. 333-31920) for its initial public offering (the “Offering”) became effective June 16, 2000. Offering proceeds, net of underwriting discounts and commissions and offering expenses of approximately $4.7 million, were approximately $40.3 million. From the effective date of the Registration Statement through June 30, 2002, the Company used all of the Offering proceeds to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our dendritic cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 15, 2002 in Seattle, Washington. Of the 25,030,724 shares of common stock outstanding as of the record date, 21,247,050 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

1.	To elect three Class Two Directors to serve until the 2005 Annual Meeting of Stockholders and until a successor is duly elected and qualified.

Name	For	Withheld
William Crouse	21,124,892	122,158
Timothy Harris	20,854,019	393,031
Ruth Kunath	21,215,807	31,243

2.	To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2002.

For:	20,589,901
Against:	650,919
Abstain:	6,230

Directors continuing in office until the 2003 Annual Meeting were Christopher S. Henney, Ph.D, D.Sc., David L. Urdal, Ph.D. and Douglas Watson. Directors continuing in office until the 2004 Annual Meeting were Gerardo Canet, Bogdan Dziurzynski and Ralph Shaw. On May 30, 2002, the Company also announced that Mitchell H. Gold, M.D., its Chief Business Officer, had been appointed one of the Company’s directors by its Board of Directors.

There were no broker non-votes with respect to either matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws(2)

4.1	Specimen Common Stock certificate(2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc.(3)

10.1	Private Equity Line Financing Agreement dated as of June 11, 2002 between the Company and BNY Capital Markets, Inc.(3)

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K on June 13, 2002, announcing that it had entered into an equity line financing agreement with BNY Capital Markets, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 2002

DENDREON CORPORATION

By:	/s/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Bylaws(2)

4.1	Specimen Common Stock certificate(2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc.(3)

10.1	Private Equity Line Financing Agreement dated as of June 11, 2002 between the Company and BNY Capital Markets, Inc.(3)

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.