Form 10-Q
period 2002-09-30
DENDREON CORP
filed 2002-11-12
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON 98121
(Address of principal executive offices, including zip code)

(206) 256-4545
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2002 was 26,368,964.

DENDREON CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DENDREON CORPORATION

CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,144	$13,912
Short-term investments	34,452	56,969
Accounts receivable	2,337	1,955
Other current assets	3,398	3,253

Total current assets	60,331	76,089

Property and equipment, net	3,705	3,858
Long-term investments	6,209	10,361
Deposits and other assets	887	774

Total assets	$71,132	$91,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$642	$932
Accrued liabilities	5,917	4,524
Accrued compensation	1,277	1,975
Deferred revenue	6,574	7,572
Current portion of long-term debt	—	281
Current portion of capital lease obligations	1,286	1,120

Total current liabilities	15,696	16,404

Deferred revenue, less current portion	4,769	7,454
Capital lease obligations, less current portion	1,347	2,013

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized, 26,363,764 and 24,919,696 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	26	25
Additional paid-in capital	159,176	156,481
Deferred stock-based compensation	(418)	(987)
Accumulated other comprehensive income	159	486
Accumulated deficit	(109,623)	(90,794)

Total stockholders’ equity	49,320	65,211

Total liabilities and stockholders’ equity	$71,132	$91,082

DENDREON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Total revenue	$4,992	$3,789	$11,134	$9,977

Operating expenses:
Research and development	7,636	8,081	23,436	20,502
General and administrative	2,475	2,236	6,916	5,766
Marketing	146	285	625	1,249

Total operating expenses	10,257	10,602	30,977	27,517

Loss from operations	(5,265)	(6,813)	(19,843)	(17,540)

Interest income, net:
Interest income	361	1,151	1,476	3,895
Interest expense	(92)	(132)	(262)	(412)

Interest income, net:	269	1,019	1,214	3,483

Loss before income taxes	(4,996)	(5,794)	(18,629)	(14,057)

Foreign income tax expense	200	—	200	—

Net loss	$(5,196)	$(5,794)	$(18,829)	$(14,057)

Basic and diluted net loss per share	$(0.20)	$(0.23)	$(0.74)	$(0.57)

Shares used in computation of basic and diluted net loss per share	25,786	24,818	25,309	24,710

DENDREON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,829)	$(14,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,298	948
Non-cash stock-based compensation expense	569	938
Non-cash consulting expense	52	60
Non-cash interest expense	9	84

Changes in current assets and liabilities
Accounts receivable	(382)	5,845
Other current assets	544	(334)
Deposits and other assets	12	192
Deferred revenue	(3,683)	2,483
Accounts payable	(290)	190
Accrued liabilities and compensation	(270)	387

Net cash used in operating activities	(20,970)	(3,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(23,879)	(66,374)
Maturities of investments	50,221	45,404
Proceeds from asset disposals	250	—
Purchases of property and equipment	(1,180)	(2,986)

Net cash provided by (used in) investing activities	25,412	(23,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments from equipment financing arrangement	386	960
Payments on long-term debt	(281)	(1,154)
Payments on capital lease obligations	(886)	(464)
Proceeds from sale of common stock	1,952	—
Proceeds from employee stock purchase plan	183	661
Proceeds from exercise of stock options	436	320

Net cash provided by financing activities	1,790	323

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,232	(26,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,912	50,493

CASH AND CASH EQUIVALENTS AT PERIOD END	$20,144	$23,596

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three- and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of future results that may be expected for the year ending December 31, 2002. Certain reclassifications have been made for consistent presentation.

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

NOTE 3—SUBSEQUENT EVENTS

On October 28, 2002, we announced that we were resuming patient enrollment in the second Phase III trial (D9902) of Provenge™, our therapeutic vaccine for hormone resistant prostate cancer. Following a request from the Food and Drug Administration, or FDA, in late April 2002, we suspended enrollment of new patients into the D9902 trial pending the submission of additional information on the manufacture and characterization of Provenge to the FDA. The FDA informed us in October 2002 that our submission of additional information was satisfactory and that enrollment in trial D9902, the only clinical trial affected by the partial clinical hold, could resume. On October 30, 2002, we received written confirmation of this information from the FDA.

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

The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer. Provenge, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase III clinical trials, the final stage of product development. Our first Phase III trial, D9901, completed enrollment in 2001 and, in August 2002, the preliminary results of that trial were announced. This trial involved 127 men with late stage metastatic, hormone resistant prostate cancer. Eighty two patients received Provenge and the remainder received placebo. The primary endpoint of the study was the time to objective disease progression. Comparison of the Provenge-treated group to the placebo group revealed a clinical benefit in the Provenge-treated patients that approached (p=0.085), but did not achieve, the primary endpoint of the study (p=0.050). Measurements of disease progression against time identified a clear difference between the treated versus untreated groups from the time of initial treatment and continuing throughout the study. Overall, Provenge was well tolerated in patients, with the most common side effects being chills and fever.

Analysis of the data revealed that the single most important predictor of responders to Provenge was a patient’s Gleason score, the accepted measure of the aggressiveness of a patient’s tumor. In patients with a Gleason score less than or equal to 7 (the most prevalent category in prostate cancer patients), the placebo group had a median time to disease progression of 9.0 weeks compared to 16.0 weeks in the Provenge-treated group with a highly significant statistical result (p=0.002 and a treatment effect of 78%). In addition, those patients receiving Provenge whose disease had not progressed by six months after randomization had a greater than 8-fold advantage in progression-free survival compared to those patients who received placebo (34.7% versus 4%). In contrast, the benefits of Provenge therapy were not seen in patients with a Gleason score of 8 or higher.

We are conducting Phase II clinical trials for Mylovenge™, our therapeutic vaccine for the treatment of multiple myeloma, and Phase I clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. We have additional therapeutic vaccines, monoclonal antibodies and a pathway to small molecule drug discovery in preclinical development.

In September 2002, we announced that our collaborator in Asia, the pharmaceutical division of Kirin Brewery Co. Ltd., had begun Phase II clinical trials of Mylovenge™ in Japan. The Company received a $2 million payment from Kirin in September 2002 for this milestone.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development and commercialization of monoclonal antibodies, small molecules and other products derived from our trp-p8 gene platform. The companies will be jointly responsible for conducting pre-clinical and clinical work. Genentech will also be responsible for all manufacturing of any resulting products. Pursuant to our agreement, Genentech paid us a $1 million up-front fee and purchased $2 million of our common stock in August 2002. The agreement also provides for milestone and other payments for the resulting development of trp-p8 products.

Over the last year, we have taken steps to create greater efficiency and cost effectiveness in our operations and to realign our operations to provide additional support for the development of Provenge. These steps included the transfer of our Mountain View, California cell processing facility and employees to Progenitor Cell Therapy, LLP and a reorganization of our staff that has resulted in a reduction in headcount in our Seattle, Washington facility. The combination of these steps reduced our total headcount from 144 as of December 31, 2001 to 115 as of October 31, 2002. As a result of these efforts, we anticipate short-term cost savings. However, these cost savings may be offset in the future by increased costs associated with the development of Provenge and continued progress with our other clinical and pre-clinical programs. We have hired and plan to continue to hire new employees to develop Provenge and meet the needs of our other clinical and pre-clinical programs.

We have incurred significant losses since our inception. As of September 30, 2002, our accumulated deficit was $109.6 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue. Revenue was $5.0 million and $3.8 million for the three months ended September 30, 2002 and September 30, 2001, respectively. Collaborative and license revenue represented $5.0 million and $3.6 million of total revenue in the three months ended September 30, 2002 and 2001, respectively. The period over period increase of $1.2 million was mainly due to a $2.0 million milestone payment received and recognized for the start of Phase II trials of Mylovenge in Japan, offset by decreased FTE research support revenue from Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J PRD.

Research and Development Expenses. Research and development expenses decreased to $7.6 million for the three months ended September 30, 2002, from $8.1 million for the three months ended September 30, 2001. The period over period decrease of $500,000 was due to reduced clinical manufacturing and clinical trial costs.

Our research and development-related activities can be divided into two areas:

1)    research and pre-clinical programs, and

2)    clinical programs.

The costs of the two areas are as follows (in thousands):

	Three Months Ended September 30,
	2002	2001
Research and pre-clinical programs	$1,573	$707
Clinical programs	6,063	7,374

Total research and development	$7,636	$8,081

Research and development costs by project are not tracked on an actual cost basis, but rather are derived by the allocation of third-party costs, personnel related costs and other overheads to a project based on human resource time incurred in each project. Research and pre-clinical projects primarily represent the costs associated with our product pipeline generating activities, including trp-p8, DN1924, DN1921, and APC80NY. The cost of clinical trial programs represents the advancement of the pipeline into product candidates. It is not possible to estimate the time to completion of the clinical trials and their associated total costs as this is dependent on the outcome of each trial event.

General and Administrative Expenses. General and administrative expenses increased to $2.5 million for the three months ended September 30, 2002, from $2.2 million for the three months ended September 30, 2001. The period over period increase in general and administrative expense was primarily due to a loss of rental income as a result of the expiration of a sublease agreement in September 2001. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $146,000 for the three months ended September 30, 2002, from $285,000 for the three months ended September 30, 2001. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to lower spending on medical education and market research.

Interest Income. Interest income decreased to $361,000 for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001. The decrease in 2002 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense decreased to $92,000 for the three months ended September 30, 2002, from $132,000 for the three months ended September 30, 2001. The decrease in 2002 was attributable to lower average balances of capital lease obligations and long-term debt.

Income Tax Expense. Income tax expense in the three months ended September 30, 2001 was $200,000 and related to a withholding tax assessed by Japan on certain payments received from Kirin Brewery Co. Ltd. Due to operating losses, there was no provision for income taxes for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenue. Revenue increased to $11.1 million for the nine months ended September 30, 2002, from $10.0 million for the nine months ended September 30, 2001. The period over period increase was due mainly to a $2.0 million milestone payment received and recognized for the start of Phase II trials of Mylovenge in Japan, offset by reduced FTE support revenue from JNJ PRD.

Research and Development Expenses. Research and development expenses increased to $23.4 million for the nine months ended September 30, 2002, from $20.5 million for the nine months ended September 30, 2001. The period over period increase resulted from increased clinical trial expenses, personnel-related costs, and facilities and depreciation expense.

The cost of the two research and development-related activities for the nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Nine Months Ended September 30,
	2002	2001
Research and pre-clinical programs	$4,912	$3,395
Clinical programs	18,524	17,107

Total research and development	$23,436	$20,502

General and Administrative Expenses. General and administrative expenses increased to $6.9 million for the nine months ended September 30, 2002, from $5.8 million for the three months ended September 30, 2001. The increase in general and administrative expenses in the period ended September 30, 2002 was due mainly to the expiration of a sublease agreement in September 2001. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third-party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $625,000 for the nine months ended September 30, 2002, from $1.2 million for the nine months ended September 30, 2001. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to consulting expenses related to commercial infrastructure analysis incurred in the first quarter of 2001, that were not incurred in 2002, and less spending on medical education and market research expenses.

Interest Income. Interest income decreased to $1.5 million for the nine months ended September 30, 2002, from $3.9 million for the nine months ended September 30, 2001. The decrease in 2002 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense decreased to $262,000 for the nine months ended September 30, 2002, from $412,000 for the nine months ended September 30, 2001. The decrease in 2002 was attributable to lower weighted-average balances of capital lease obligations and long-term debt.

Income Tax Expense. Income tax expense in the nine months ended September 30, 2001 was $200,000 and related to a withholding tax assessed by Japan on a payment received from Kirin Brewery Co. Ltd. Due to operating losses, there was no provision for income taxes for the nine months ended September 30, 2002.

SUBSEQUENT EVENTS

On October 28, 2002, we announced that we had resumed patient enrollment in the second Phase III trial (D9902) of Provenge, our therapeutic vaccine for hormone resistant prostate cancer. Following a request from the Food and Drug Administration in late April 2002, we had suspended enrollment of new patients into the D9902 trial pending submissions by us to the FDA of additional information on the manufacture and characterization of Provenge. The FDA informed us in October 2002 that our submission of additional information was satisfactory and that enrollment in trial D9902, the only clinical trial affected by the partial clinical hold, could resume. On October 30, 2002, we received written confirmation of this information from the FDA.

On October 30, 2002, we announced the promotion of Mitchell H. Gold, M.D. to Chief Executive Officer of the Company, effective January 1, 2003. Christopher S. Henney, Ph.D., D.Sc., who has served as the Company’s Chief Executive Officer since 1995, will continue in that role until the end of the year, and then will continue to remain actively involved in the Company as Executive Chairman of the Board.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $60.8 million at September 30, 2002 and $81.2 million at December 31, 2001. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaborative arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. We have received net proceeds of $11.1 million from private financing activities since January 1, 2000, and $84.0 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At September 30, 2002, our investment in equipment and leasehold improvements was $8.1 million. We have an agreement with a financing company under which we have financed purchases of $5.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of September 30, 2002, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

Net cash used in operating activities for the nine months ended September 30, 2002 was $21.0 million. During the nine months ended September 30, 2001, we used $3.3 million of net cash in our operating activities. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses.

In August 2002, the Company entered into an agreement with Shoreline Pacific, LLC, for future financial advisory and consulting on potential financing opportunities. The Company agreed to pay Shoreline Pacific, LLC a fee of a total of 60,000 warrants. Thirty thousand warrants have an exercise price of $2.50 per share, representing the average closing price of the Company’s common stock for the four trading days ended on August 12, 2002. The remaining 30,000 warrants will be issued at an exercise price equal to the average per share closing price of the Company’s common stock for the fifteen trading days immediately preceding and the fifteen days succeeding and including June 1, 2003. The warrants have been valued using the Black-Scholes valuation method. The resulting fair value of $157,000 is being amortized over the six month term of the agreement.

In June 2002, we entered into an equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of September 30, 2002, we had issued a total of 47,947 shares at an average price of $3.53 under the equity line facility for gross proceeds of $169,253, less a total fee of $229,553 that included the fee paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees.

We anticipate that our cash on hand and cash generated from our collaborative arrangements, assuming no proceeds from drawdowns under the equity line facility, will be sufficient to enable us to meet our anticipated expenditures for at least the next 21 months, including, among other things:

•	supporting our clinical trial efforts;

•	continuing internal research and development;

•	developing manufacturing capabilities; and

•	developing sales and marketing capabilities.

However, we may need additional financing prior to that time. We may be unable to draw down on our equity line facility when we need to do so because we cannot meet the required conditions or are otherwise restricted by the terms of our agreement with CMI from drawing down. For example, each drawdown is subject to a minimum floor closing price of $3 per share for shares of our common stock on the Nasdaq National Market so that we will be restricted from drawing down on the equity line facility if our common stock’s closing price is less than $3 per share. Also, the amount of the equity line facility may be inadequate for our needs. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of September 30, 2002, we had an accumulated deficit of $109.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. To date, we have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future. These losses may increase significantly as we expand our development and clinical trial efforts.

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

We rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Third-party clinical investigators may not perform our clinical trials on our anticipated schedules or consistent with a clinical trial protocol, and may not perform data collection and analysis in a timely manner.

In April 2002, we suspended enrollment in our second Phase III clinical trial of Provenge, D9902, at the request of the FDA. In late October 2002, the FDA informed us that enrollment in D9902 could resume. However, if we fail to complete that clinical trial for any reason, or we otherwise fail to commence or complete, or experience further delays in, any of our other present or planned clinical trials, our stock price and our ability to conduct our business as currently planned could be materially harmed. In addition, in light of the results of our first Phase III clinical trial for Provenge, we may need to complete more than one additional Phase III trial of Provenge. Our development costs will increase if we experience any future delays in our Provenge clinical trials or clinical trials for our other potential products or if we need to perform more or larger clinical trials than planned. If the delays or costs are significant, our financial results and the commercial prospects for our product candidates will be adversely affected.

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

We must demonstrate our products’ safety and efficacy in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including the following:

•	safety and efficacy results obtained in early human clinical trials, as in our Provenge and Mylovenge trials, may not be indicative of results that are obtained in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•
after reviewing test results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, Mylovenge, and APC 8024;

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

Clinical testing is very expensive, takes many years, and the outcome is uncertain. Our first Phase III clinical trial for Provenge did not meet its primary endpoint. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our second Phase III trial, D9902, or any additional studies required by the FDA. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge, Mylovenge, and our other products under development may not be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety, efficacy or physiological effect of a cancer vaccine under development, this will delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

It is expensive to develop cancer vaccines, monoclonal antibodies and other products, and to conduct clinical trials for and commercialize our products. We plan to continue to simultaneously conduct clinical trials and preclinical research for many different cancer and autoimmune disease products, which is costly. Our existing capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our therapeutic products;

•	conduct clinical trials; and

•	commercialize our products.

We believe that our cash on hand, assuming no additional drawdown on the equity line facility, and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 21 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of milestone payments we receive from our collaborators;

•	the cost of manufacturing scale-up and development of marketing operations, if we undertake those activities;

•	our timetable for and costs of the commercialization of Provenge;

•	our degree of success in developing Provenge and our other products;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights;

•	emergence of competing technologies and other adverse market developments; and

•	changes in or terminations of our existing collaboration and licensing arrangements.

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

Our activities, including pre-clinical studies, clinical trials, cell processing and manufacturing are subject to extensive regulation by the FDA and comparable authorities outside the United States.

Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a product. The FDA regulates pre-clinical studies under a series of regulations called the current Good Laboratory Practices regulations. If we violate these regulations, the FDA, in some cases, may invalidate the studies and require that we replicate those studies.

An investigational new drug application must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension to review the application, or raises concerns or questions about the conduct of the trials as outlined in the application. In the latter case, we and the FDA must resolve any outstanding concerns before clinical trials can proceed. Thus, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case.

We and third parties on whom we rely to assist us with clinical trials are subject to extensive regulation by the FDA in the design and conduct of those trials. Also, investigational products in Phase III clinical trials must be manufactured in accordance with a series of complex regulations called the current Good Manufacturing Practice, or cGMP, regulations. Other products used in connection with our clinical trials must be manufactured in accordance with regulations called the Quality Systems Regulations, or QSR. We and third parties with whom we contract for manufacturing and cell processing must comply with the cGMP or QSR, as applicable. The FDA may, at any time, audit one of our clinical trials or a manufacturing or cell processing facility involved with the production of Provenge or one of our other products for compliance with the regulations applicable to the activities conducted at that facility. If the audit reveals noncompliance with applicable regulations, the FDA may require remedial measures that are costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or temporary or permanent closure of a facility. Based upon such audit results, the FDA may also disqualify a Phase III clinical trial in whole or in part from consideration in support of approval of a product for commercial sale. Any such remedial measures imposed upon us or third-parties with whom we contract could harm our business.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other vaccine products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other products under development.

To date, no cancer vaccine using antigen-presenting cell technologies has been approved for commercial sale. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for commercial sale, which may impede our ability to obtain timely FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval could harm our business.

If we are not in compliance with regulatory requirements at any stage, including after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

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

In addition, we and any third-party manufacturers that we may use must continually adhere to cGMP regulations enforced by the FDA through its facilities inspection program. If our facilities or the facilities of these manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our products meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action.

We operate facilities for cell processing, the manufacture of antigens for our clinical trials, and final formulation of our cancer vaccines, and we also contract with third-parties to provide these services. These facilities may not be sufficient to meet our needs for our prostate, multiple myeloma and other clinical trials. Additionally, if we decide to manufacture any of our products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train significant numbers of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for all clinical trials or commercial use.

If we lose or are unable to secure collaborators, or if our collaborators, including Kirin and Genentech, do not apply adequate resources to their collaboration with us, our product development and potential for profitability may suffer.

We intend to continue to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. We have entered into a collaboration with Kirin relating to the development and commercialization of our products based on our antigen-presenting cell technologies in Asia. As our collaborator, Kirin funds testing, makes regulatory filings and may manufacture and market our products in Asia. In August 2002, we entered into a collaboration with Genentech, Inc. for preclinical research, clinical development, and commercialization of monoclonal antibodies and potentially other products derived from our trp-p8 gene platform. The amount and timing of resources applied by Kirin or Genentech or other collaborators or potential collaborators to our joint efforts are not within our control.

If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin, Genentech or other collaborators or other potential collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs. It is also possible that a collaborator may conduct a clinical trial or other activities with respect to one or more of our potential products which has results or consequences that reflect adversely upon that product and harm our ability to develop that product or obtain FDA approval for its commercial sale. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

Our collaborations with Kirin and Genentech may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We recognized approximately 36% of our revenue in 2001, and approximately 64% of our revenue in the nine months ended September 30, 2002, from our collaboration with Kirin. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaborations with Kirin and Genentech. Disputes may arise between us and our existing or potential future collaborators, as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and their validity is challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions A third-party may challenge the validity or enforceability of a patent after its issuance by the United States Patent and Trademark Office. It is possible that a third-party may successfully challenge our patents or patents licensed by us from others, or that a challenge will result in limiting the coverage of our patents. The cost of litigation to uphold the validity of patents and to prevent infringement can be substantial and, if the outcome of litigation is adverse to us, third-parties may be able to use our patented invention without payment to us. Moreover, it is possible that third-parties may infringe our patents. To stop these activities we may need to file a lawsuit. Even if we were successful in stopping the violation of our patent rights, these lawsuits are very expensive and consume time and other resources. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the invention. There is also the risk that, even if the validity of our patents is upheld, a court will refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

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

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We have clinical trial insurance coverage and we intend to obtain product liability insurance coverage in the future. However, this insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain future insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

•	train, manage and motivate our employees;

•	accurately forecast demand for our products; and

•	expand existing operational, financial and management information systems.

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

Anti-takeover provisions in our charter documents and stockholder’s rights plan and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third-party to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of preferred stock and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our Board of Directors into three classes having staggered terms. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholder’s rights plan, also called a poison pill, that could make it uneconomical for a third party to acquire us without the consent of our Board of Directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

Our executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders

As of September 30, 2002, our executive officers, directors and principal stockholders beneficially owned approximately 35% of our outstanding common stock. These stockholders will likely continue to exercise substantial influence over us for the foreseeable future, even if we should issue common stock to CMI under the equity line facility. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our officers and business, including any determination with respect to a change in control, future issuances of our common stock or other securities, declarations of dividends on our common stock and the election of our Board of Directors.

ITEM 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, we had short-term investments of $34.5 million and long-term investments of $6.2 million. Our short-term and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

(b)
There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Equity Investment Agreement entered into in July 2002 between Genentech, Inc. and us, Genentech purchased $2,000,000 of our common stock on August 15, 2002. The purchase price for the shares was the average closing price for a share of our common stock as reported on the Nasdaq National Market for the thirty (30) working days prior to and including August 14, 2002, or $1.97 per share.

The parties intended the private placement to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act. The investor represented that it was an accredited investor and its intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each Common Stock certificate. The investor was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about Dendreon Corporation or had adequate access, through its business relationships with Dendreon, to information about Dendreon.

On September 18, 2002, our Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan, commonly referred to as a poison pill. Terms of the plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock. The dividend was payable on October 2, 2002 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $45.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares had designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of our common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 18, 2002 entered into between the Company and Mellon Investor Services, LLC, as rights agent. Initially, the Rights will be evidenced by the stock certificates representing our common stock then outstanding, and no separate Rights Certificates, as defined in the Rights Agreement, will be distributed. The Rights are not exercisable until a distribution date, as described in the Rights Agreement, and will expire on September 17, 2012, unless they are earlier redeemed or exchanged by the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (3)

4.4	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

+10.1	Collaborative Development and Marketing Agreement between the Company and Genentech, Inc. dated August 1, 2002

10.2	Equity Investment Agreement between the Company and Genentech, Inc. dated July 31, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested with respect to certain portions of this exhibit.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

(3)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on August 16, 2002, announcing that it had received payment of a licensing fee and payment for an investment in the Company’s common stock from Genentech, Inc. pursuant to the Company’s agreements with Genentech.

The Company filed a Current Report on Form 8-K on September 25, 2002, announcing that its Board of Directors had approved the adoption of a Share Purchase Rights Plan and summarizing the terms of such plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 12th day of November, 2002

DENDREON CORPORATION

By:	/S/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Christopher S. Henney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dendreon Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Christopher S. Henney, Ph.D., D.Sc.

Christopher S. Henney, Ph.D., D. Sc.
Chairman of the Board
Chief Executive Officer

CERTIFICATION

I, Martin A. Simonetti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dendreon Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Martin A. Simonetti

Martin A. Simonetti
Senior Vice President, Finance
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (3)

4.4	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

+10.1	Collaborative Development and Marketing Agreement between the Company and Genentech, Inc. dated August 1, 2002

10.2	Equity Investment Agreement between the Company and Genentech, Inc. dated July 31, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment has been requested with respect to certain portions of this exhibit.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

(3)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on August 16, 2002, announcing that it had received payment of a licensing fee and payment for an investment in the Company’s common stock from Genentech, Inc. pursuant to the Company’s agreements with Genentech.

The Company filed a Current Report on Form 8-K on September 25, 2002, announcing that its Board of Directors had approved the adoption of a Share Purchase Rights Plan and summarizing the terms of such plan.