Form 10-Q/A
period 2002-09-30
DENDREON CORP
filed 2002-11-26
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

DENDREON CORPORATION

Note: This 10-Q/A is being filed solely for the purpose of amending Part II, Item 2 to include information previously disclosed in Part I, Item 2.

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

In August 2002, the Company entered into a six-month agreement with Shoreline Pacific, LLC, for financial advisory and consulting on potential financing and strategic opportunities. The Company agreed to pay Shoreline a fee of a total of 60,000 warrants to purchase the Company’s Common Stock for the services. Pursuant to the agreement, warrants were issued by the Company to Shoreline in August 2002 to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $2.50 per share. The warrants expire in August 2007. The remaining warrants will be issued in June 2003.

The parties intended the above private placements to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act. The investors represented that they were accredited investors and that it was their intention to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each Common Stock certificate and warrant. The investors were knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about Dendreon Corporation or had adequate access, through their business relationships with Dendreon, to information about Dendreon.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (3)

4.4	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

+10.1*	Collaborative Development and Marketing Agreement between the Company and Genentech, Inc. dated August 1, 2002

10.2*	Equity Investment Agreement between the Company and Genentech, Inc. dated July 31, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

+	Confidential treatment has been requested with respect to certain portions of this exhibit.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

(3)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

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

Dated this 26th day of November, 2002

DENDREON CORPORATION

By:	/S/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

CERTIFICATION

I, Christopher S. Henney, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Dendreon Corporation;

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

Date: November 26, 2002

/s/ Christopher S. Henney, Ph.D., D.Sc.

Christopher S. Henney, Ph.D., D. Sc.
Chairman of the Board
Chief Executive Officer

CERTIFICATION

I, Martin A. Simonetti, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Dendreon Corporation;

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

Date: November 26, 2002

/s/ Martin A. Simonetti

Martin A. Simonetti
Senior Vice President, Finance
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (2)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (3)

4.4	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

+10.1*	Collaborative Development and Marketing Agreement between the Company and Genentech, Inc. dated August 1, 2002

10.2*	Equity Investment Agreement between the Company and Genentech, Inc. dated July 31, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

+	Confidential treatment has been requested with respect to certain portions of this exhibit.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

(3)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

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