Form 10-K
period 2002-12-31
DENDREON CORP
filed 2003-03-14
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2002

Commission File No. 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE SEATTLE, WASHINGTON 98121

(206) 256-4545

(Address, including zip code, of Registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant’s common stock on June 28, 2002, as reported on the National Association of Securities Dealers Automated Market, was $30,621,791*.

As of March 3, 2003, the Registrant had outstanding 26,810,904 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2003 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders is incorporated by reference into Part III of this Report.

*	Excludes 10,655,935 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 5 percent of the shares outstanding at June 28, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORM 10-K	DENDREON CORPORATION

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

Readers are urged to carefully review and consider the various disclosures made by us in this Report which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Factors That May Affect Results of Operations and Financial Condition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth herein.

Dendreon®, the Dendreon logo, DACS®, Provenge®, Simplesep Enrichment System®, Mylovenge™, Myezenium™, Neuvenge™, Neuzenium™, Provenge™, Prozenium™ and the Antigen Delivery Cassette™ are our trademarks. All other trademarks appearing or incorporated by reference into this prospectus or any related prospectus supplement are the property of their owners.

AVAILABLE INFORMATION

Dendreon files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by Dendreon at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Dendreon, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

Dendreon makes available, free of charge, through its investor relations web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they are filed with the SEC. The address for Dendreon’s investor relations web site is http://investor.dendreon.com/edgar.cfm.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and small molecule product candidates.

The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immunity for the treatment of cancer. Provenge is a therapeutic vaccine for the treatment of prostate cancer and is in Phase III clinical trials, the final stage of human testing before seeking marketing approval. Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma, is in Phase II clinical trials. APC8024, our therapeutic vaccine for the treatment of HER-2/neu over-expressing breast, ovarian and colon cancers, is in Phase I trials. We have additional therapeutic vaccines, monoclonal antibodies and small molecule product candidates in preclinical development for the treatment of cancer. We also intend, over time, to pursue the application of our technologies in the field of autoimmune diseases and in other fields.

On February 25, 2003, we announced that we had entered into a definitive agreement for the acquisition of Corvas International, Inc. Corvas is a biopharmaceutical company focused on the discovery and development of novel drugs for the treatment of cardiovascular disease and cancer. Corvas’ core expertise is in vascular biology and protease modulation.

Corvas’ potential product most advanced in development is rNAPc2, a recombinant protein that is an anticoagulant in Phase II clinical trials for acute coronary syndromes. Corvas also has potential small molecule and monoclonal antibody product candidates for cancer in preclinical development. Additional information regarding the Corvas acquisition can be found in Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CURRENT CANCER THERAPIES

Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and ultimately death.

To be effective, therapy must eliminate or control the growth of the cancer both at its site of origin and at sites of metastases. Metastatic disease is often responsible for the relapse and ultimate death of patients with cancer. Current treatments for cancer include surgery, radiation, hormone therapy and chemotherapy. Surgery and radiation therapy treat cancer at its origin, but are limited because certain tissues cannot be removed surgically and/or do not tolerate radiation. Moreover, cancers frequently spread prior to detection, and surgery and radiation cannot control all metastases. Chemotherapy and hormone therapy are frequently used to treat tumor metastases. However, these therapies can cause severe side effects, including damage to normal tissue. Additionally, chemotherapy and hormone therapy may shrink tumors, but rarely eliminate them completely.

Treatments known as immunotherapy stimulate the body’s natural mechanism for fighting disease and may overcome many of the limitations of current cancer therapies. Immunotherapy may be particularly useful for the treatment of residual disease.

The Immune System

Antigens.    The immune system, the body’s natural defense against disease, is composed of a variety of specialized cells. These cells recognize specific chemical structures, called antigens, that are found on disease-

causing agents, including tumors. Antigens trigger an immune response, which results in the eventual removal of antigen from the body.

Cells of the Immune System.    A specialized class of immune system cells, called antigen-presenting cells, start the immune response. The most potent antigen-presenting cells are known as dendritic cells, which take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells, called lymphocytes. During this antigen processing, dendritic cells mature, enabling them to present the processed antigen to lymphocytes. There are two main categories of lymphocytes: B-lymphocytes, or B-cells, and T-lymphocytes, or T-cells. Each category of lymphocytes has a different role in the immune response. T-cells combat disease by killing antigen bearing cells directly. In this way, T-cells eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and commonly is thought to be a key defense against tumors and cells chronically infected by viruses. In contrast, activation of B-cells leads to the production of specific antibodies. The antibodies are secreted by B-cells and bind to antigen found on pathogens or tumor cells resulting in their destruction.

Tumor Antigens.    The immune system recognizes and generates a strong response to hundreds of thousands of different antigens introduced from the environment. Tumors, however, frequently display antigens that are also found on normal cells. Thus, the immune system may not distinguish between tumors and normal cells and, therefore, may be unable to mount a strong anti-cancer response. Tumors may also actively prevent antigen-presenting cells from becoming mature, thereby preventing full activation of the immune system. Thus, we believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate antigen-presenting cells to stimulate a vigorous cell-mediated immunity.

Monoclonal Antibodies.    Naturally-occurring antibodies are proteins that are an essential component of the human immune system. They are produced in response to the presence of foreign antigens in the body and are extremely specific. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell’s activity or causing cell death. Monoclonal antibodies are manufactured antibodies that share characteristics of naturally occurring antibodies. They may be created to recognize a specific antigen present on tumor cells, but not on healthy cells, and to bind to that antigen and cause the death of the tumor cell. Because each monoclonal antibody targets only cells expressing a specific antigen, healthy cells may be unaffected, and many of the harsh side effects of conventional cancer therapies avoided. Monoclonal antibodies may be used alone or coupled with drugs or radioisotopes in combination therapies that attack cancer cells in several ways.

OUR THERAPEUTIC CANCER VACCINE APPROACH

We combine our experience in antigen identification, antigen engineering and antigen-presenting cell processing to produce therapeutic cancer vaccines. Our ability to both manipulate antigen-presenting cells and engineer antigens allows us to develop vaccines that are designed to generate a cell-mediated immune response. We have vaccines in development for many common cancers. Our approach to therapeutic cancer vaccines is to:

•	identify antigens on cancer cells that are suitable targets for cancer therapy;

•	create proprietary, genetically engineered Antigen Delivery Cassettes™ that will be optimally processed by antigen-presenting cells;

•	isolate and activate antigen-presenting cells using proprietary methods; and

•	create cancer vaccines that combine antigen-presenting cells and engineered antigens to trigger a cell-mediated immune response to destroy tumors.

Antigen Identification

Our objective is to identify antigens associated with as broad a population of cancers as possible. We obtain antigens from several sources: our internal discovery programs, public databases of genetic information and licenses from third parties. Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We then evaluate the expression of these antigens in normal versus diseased tissue. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. Likewise, we also consider antigens from external sources that meet these criteria. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase, or PAP. The antigen target for APC8024, our therapeutic vaccine in Phase I clinical trials for breast, ovarian and colon cancer, is HER-2/neu. In 2001, we were issued a patent on a gene designated trp-p8. The protein expressed by this gene is found on multiple cancers. We have also acquired through licenses, the opportunity to work with the tumor antigens designated carcinoembryonic antigen, or CEA, carbonic anhydrase IX, or MN, and telomerase.

Antigen Engineering

We engineer antigens to produce proprietary therapeutic vaccines for multiple cancers. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our Antigen Delivery Cassette.

Our Antigen Delivery Cassette is a protein that enhances antigen binding and entry into antigen-presenting cells. The Antigen Delivery Cassette targets each engineered antigen to a receptor on antigen-presenting cells and provides a common key to unlock the potential of these cells to process antigen.

The antigen-presenting cell binding region is common to all of our Antigen Delivery Cassettes and has the capability to recognize the antigen-presenting cell and bind the cassette to the antigen-presenting cell surface. Binding stimulates the antigen-presenting cell to engulf the cassette. The antigen-presenting cells process antigen along pathways that stimulate cell-mediated immunity. The antigen region of the Antigen Delivery Cassette thus gains access to processing by the antigen-presenting cell that would otherwise be denied to non-engineered antigen. We believe this process results in a potent cell-mediated immune response. Our Antigen Delivery Cassette technology also provides us with a foundation on which new proprietary antigens are built.

ANTIGEN-PRESENTING CELL PROCESSING AND VACCINE PRODUCTION

Our vaccine manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. To obtain antigen-presenting cells, we first remove white blood cells from a patient’s blood through a standard blood collection process called leukapheresis. Antigen-presenting cells are then separated from other white blood cells using our proprietary cell separation technology. We perform our process outside of the body, away from the immunosuppressive environment of tumor cells. We believe that this allows the antigen-presenting cells to become fully mature and activated, leading to a more robust immune response.

The antigen-presenting cells are incubated with the required concentration of Antigen Delivery Cassette under controlled conditions. After about 40 hours, the antigen-presenting cells are ready to be used as a vaccine. We subject each vaccine to quality control testing, including identity, purity, potency, and safety testing, including sterility. Our process requires less than three days from white blood cell collection to vaccine administration.

VACCINE DELIVERY

A vaccine dose is delivered as an intravenous infusion lasting about 30 minutes given as an outpatient procedure. Our clinical trials indicate that maximum stimulation requires three infusions given at two-week intervals. Patients in our trials typically complete a course of therapy in one month.

PRECLINICAL PRODUCT CANDIDATES

We have therapeutic monoclonal antibodies for the treatment of cancer and autoimmune diseases in preclinical development. DN1924, our monoclonal antibody against HLA-DR positive malignancies, is in preclinical development for the treatment of leukemias and lymphomas such as Non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and B-cell leukemia. In preclinical studies to date, DN1924 has been shown to induce cell death in cancer cells expressing HLA-DR, but has no effect on normal cells and does not suppress immune response. Our monoclonal antibody, DN1921, is in preclinical development for the treatment of autoimmune diseases, including rheumatoid arthritis. In collaboration with Genentech, Inc., we are working to develop a monoclonal antibody to trp-p8, a gene discovered in our internal discovery program, that is a potential treatment for soft tissue malignancies such as prostate, breast and colon cancer. The functional characteristics of trp-p8 also make it a candidate for small molecule therapies.

Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and chemotherapeutics, are small molecules. Small molecules have many different uses, modes of action, and side effect profiles because there are many different classes of small molecules. Ion channels, like trp-p8 that transport calcium through the cell membrane are one of many examples of molecular targets for manipulation by small molecules. Under our agreements with Genentech, we are primarily responsible for preclinical development of a small molecule targeting trp-p8.

PRODUCTS

The following table summarizes the target indications and status of our products and product candidates in development.

Our Products and Product Candidates in Development

Product	Target Indication(s)	Status
Product Candidates in Clinical Trials
Provenge	Androgen Independent Prostate cancer Androgen Dependent Prostate cancer	Phase III Phase III
Mylovenge	Multiple myeloma Amyloidosis	Phase II
APC8024	Breast cancer Ovarian cancer Colon cancer	Phase I

Product Candidates in Research and Development Vaccine Targets
Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical
NY-ESO	Bladder cancer, Lung cancer Breast cancer, Prostate cancer Ovarian/Uterine cancer, Melanoma	Preclinical
CEA	Breast cancer, Lung cancer Colon cancer	Preclinical
MN	Kidney cancer, Colon cancer Cervical cancer	Preclinical
Telomerase	Multiple cancers	Preclinical

Product	Target Indication(s)	Status
Monoclonal Antibodies
Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical
DN1924	Non-Hodgkin’s lymphoma Hodgkin’s lymphoma B-cell leukemias	Preclinical
DN1921	Autoimmune diseases, including rheumatoid arthritis	Preclinical
Small Molecule
Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical
Products Cell Separation Device
DACS®SC Kit	Blood stem cell preparation for transplantation	FDA Approved

Status shown above is as of February 28, 2003.    Preclinical means that a potential product is undergoing study and evaluation, including study in cell and animal disease models in preparation for potential human clinical trials. We continue to undertake preclinical development work with respect to potential products that are in clinical trials.

Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I: Evaluation of safety and dosing.

Phase II: Evaluation of safety and efficacy.

Phase III: Definitive evaluation of safety and efficacy.

PRODUCT CANDIDATES IN CLINICAL TRIALS

Provenge for Prostate Cancer

Prostate cancer is the most common solid tumor malignancy in men in the United States with over one million currently diagnosed with this disease. The American Cancer Society estimates that, in the United States, prostate cancer was diagnosed in approximately 189,000 men and that approximately 30,000 men died of the disease in 2002.

The antigen component of Provenge is derived from the gene encoding a marker for prostate cancer, prostatic acid phosphatase, which is found in approximately 95% of prostate cancers. We have subjected prostatic acid phosphatase to our antigen engineering process and created a proprietary Antigen Delivery Cassette.

We initiated two double-blind, placebo-controlled Phase III clinical trials, D9901 and D9902, designed to demonstrate that Provenge is safe and effective for treating androgen independent prostate cancer, or AIPC. “Androgen independent” means that tumor growth is no longer regulated by androgens, or male hormones, and that the disease has progressed to an advanced stage. Men with prostate cancer who are hormone resistant are considered androgen independent.

The results from our first Phase III trial of Provenge, D9901, were announced in August 2002. The results did not meet the primary endpoint of the study, a pre-specified delay in the time to objective disease progression versus placebo in the overall study population. However, the results demonstrated significant benefit from Provenge treatment for men with a Gleason score of 7 or less. For these patients, the probability of remaining progression free while on the study was over two times higher than for patients treated with placebo. In patients with a Gleason score of 7 or less, the placebo group had a median time to disease progression of 9.0 weeks, compared to 16.0 weeks in the Provenge-treated group, with a highly significant p-value of 0.002 and a treatment effect of 78%. In addition, the patients receiving Provenge, whose disease had not progressed six months after randomization, had a greater than eight-fold advantage in progression-free survival compared to patients who received placebo (34.7% of Provenge patients versus 4% of placebo patients). No apparent benefit was observed among patients with Gleason scores of 8 or higher. A Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. High Gleason scores (8 or above) are indicative of aggressive cancers. In the androgen independent population, approximately 75% of the patients have a Gleason score of 7 or less.

In December 2002, we announced additional results from D9901 indicating that, in addition to delaying the time to progression of disease, Provenge treatment delayed the onset of disease-related pain in patients with a Gleason score of 7 or less. Delay in the onset of disease-related pain was the secondary endpoint of D9901, which enrolled only patients who did not have cancer-related pain at the time of entry into the study. In patients with a Gleason score of 7 or less, those receiving treatment with Provenge remained pain free significantly longer than those receiving placebo (p=0.019). For patients with a Gleason score of 7 or less treated with Provenge, the probability of remaining free of cancer-related pain while on the study was over two-and-one-half times higher than for patients treated with placebo. No apparent benefit in the pain endpoint was observed among patients with Gleason scores of 8 or higher.

In light of the results from D9901, we met with the U.S. Food and Drug Administration, or FDA, to discuss our second Phase III clinical trial for Provenge, D9902. Based upon those discussions, the protocol for D9902 has been revised to enroll only androgen independent prostate cancer patients with a Gleason score of 7 or less whose cancer has spread but who otherwise are without symptoms. Our plan for D9902, as amended, is that it will serve as the pivotal trial for seeking marketing approval for Provenge. We are currently engaged in discussions with pharmaceutical companies regarding potential collaboration arrangements for the commercialization of Provenge.

We are also currently conducting a Phase III clinical trial (P-11) of Provenge to evaluate its safety and effectiveness in treating men with early stage, androgen dependent prostate cancer. Men with prostate cancer who are hormone sensitive are considered androgen dependent.

Mylovenge for B-cell Malignancies: Multiple Myeloma and Amyloidosis

In 2001, approximately 15,000 people were diagnosed with multiple myeloma, a cancer of the blood, and over 10,000 individuals died from this disease in the United States. It accounts for approximately 10% of cancers of the blood. Amyloidosis is a disease related to multiple myeloma, afflicting approximately 2,500 individuals in the United States annually, and amyloidosis is fatal in most cases. Mylovenge has received orphan drug designation from the FDA for the treatment of multiple myeloma. We are conducting Phase II clinical trials for Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma and amyloidosis. We expect to complete these trials in the first half of 2003. At that time, we will be able to determine the future development of Mylovenge in light of the results of our Phase II trials, the prospects for potential products being developed by competitors, and other relevant factors.

APC8024 for Treatment of Breast, Ovarian and Colon Cancers

APC8024 is our vaccine against tumors that have increased levels of a protein called HER-2/neu. Increased levels of this protein are found in approximately 25% of metastatic breast, ovarian, and colon cancers. We have identified portions of the HER-2/neu molecule that stimulate a potent cell-mediated immune response in animal models when engineered into our Antigen Delivery Cassette.

We are conducting Phase I trials to evaluate APC8024 for the treatment of patients with tumors that over-express HER-2/neu. The trials examine different doses, schedules and formulations of APC8024 for safety and ability to stimulate immunity. Preliminary results from one of our Phase I studies for APC8024 were announced in December 2002. The initial results indicate that APC8024 appears to be generally well-tolerated, stimulates immunity, and is showing signs of clinical benefit in patients with HER-2 positive breast cancer that has spread. In this Phase I study, 16 women received treatment with APC8024. Of 11 patients evaluated, 5 patients had stable disease, and one patient had a partial response with a more than 50% reduction in tumor size. An immune response was detected in all of the patients evaluated. Side effects were minor, consisting primarily of fever and chills following vaccine infusion.

PRODUCT CANDIDATES IN RESEARCH AND DEVELOPMENT

Vaccine Targets

Trp-p8

The trp-p8 gene, and the protein encoded by this gene, is present on 100% of prostate cancers and approximately 71% of breast cancers, 93% of colorectal cancers and 80% of lung cancers. Trp-p8 is the first gene generated from our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. We plan to incorporate the trp-p8 antigen into our vaccine technology.

NY-ESO

NY-ESO is a protein that is present on many cancers, including melanoma, breast, prostate, lung, ovarian/uterine and bladder cancers. We licensed the NY-ESO antigen from the Ludwig Cancer Institute, where scientists performed a series of preclinical studies that demonstrated that NY-ESO is an appropriate immunotherapy target. We engineered the NY-ESO antigen into our Antigen Delivery Cassette.

Carcinoembryonic Antigen (CEA)

The carcinoembryonic antigen, or CEA, is present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We licensed the CEA antigen from Bayer Corporation, Business Group Diagnostics. We plan to incorporate the CEA antigen into our vaccine technology.

Carbonic Anhydrase IX Antigen (MN)

MN antigen is a protein also known as the carbonic anhydrase IX antigen. It is present on approximately 75% of cervical and colon cancers and 95% of renal cancers. We licensed the MN antigen from Bayer Corporation, Business Group Diagnostics. We plan to incorporate the MN antigen into our vaccine technology.

Telomerase

The human telomerase antigen, or hTERT, is present on approximately 80% of tumor samples. We licensed the hTERT antigen from Geron Corporation and plan to incorporate it into our vaccine technology.

ADDITIONAL VACCINE PRODUCTS

We believe that our vaccine technologies have additional potential applications that, over time, we may pursue in the fields of autoimmune diseases, allergies and infectious diseases.

MONOCLONAL ANTIBODIES

Trp-p8

Trp-p8, the protein encoded by the trp-p8 gene, is a voltage gated calcium ion channel. It displays numerous characteristics that make it an attractive target for immunotherapy, as well as for small molecule drug therapy. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. In cancerous tissues, trp-p8 is expressed in cancers of the prostate, colon, lung and breast. The unique molecular characteristics of trp-p8 make it an attractive candidate as a therapeutic target for monoclonal antibodies, cancer vaccines and small molecules. In 2002, we entered into a collaboration agreement with Genentech to discover and develop products targeting trp-p8.

DN1924 Antibody for Treatment of Cancer

DN1924 is our monoclonal antibody that targets a unique antigen called HLA-DR present on normal and malignant blood cells and causes the death of only malignant cells. The target for DN1924 is present on numerous blood-borne tumors, such as Hodgkin’s lymphoma, non-Hodgkin’s lymphoma, and B-cell leukemias. Current treatments for these cancers include chemotherapy, radiation, and high dose chemotherapy with stem cell transplantation, all of which are highly toxic. More recently, a monoclonal antibody, rituximab, has been approved for use in some of these patients. It is directed to a different antigen than the antigen to which DN1924 binds. Preclinical studies suggest that DN1924 can kill human cancer cells without apparent toxicity or immune suppressive side effects. Furthermore, these preclinical studies suggest that cancer cells may not develop resistance to this treatment over time.

DN1921 Antibody for Treatment of Autoimmune Disease

DN1921 is our monoclonal antibody that suppresses activities of the immune system. Autoimmune diseases, such as rheumatoid arthritis, systemic lupus erythematosus, multiple sclerosis, myasthenia gravis and pemphigus vulgaris, result from unwanted activities of the immune system. Current therapies include non-specific immune suppression by corticosteroids, methotrexate and other drugs. Although these treatments may reduce tissue damage in some patients, they are not curative.

DN1921 is specific for a well-known target for immunosuppression, HLA-DR. Previously, other companies have attempted to develop drugs that target HLA-DR. Although those drugs usually suppressed immune response, they failed in preclinical studies due to unacceptable toxicity. We have observed that suppression of immune response and toxicity are mediated by two separate parts of the antibody molecule. We are developing DN1921 to take advantage of this observation. DN1921 has shown encouraging immunosuppressive abilities in our preclinical studies without producing unacceptable levels of toxicity.

CELL SEPARATION PRODUCTS

We developed proprietary cell separation technology that can be tailored for specific cell types. This technology consists of two components: specially engineered separation and wash containers and solutions called buoyant density solutions. We prepare our buoyant density solutions to match the buoyant density of a particular cell type. By matching buoyant densities in this manner, we are able to control whether or not a specific cell type floats or sinks in the solution. This allows us to isolate the desired cells easily, rapidly and without the need for the biological reagents used in conventional cell separation techniques.

In 1996, we received a marketing authorization in the United States on a family of our solutions and separation devices. In 1999, we obtained pre-marketing approval, or a PMA, from the FDA for our DACS SC kit. We use our cell separation technology to isolate antigen-presenting cells for our cancer vaccines.

COLLABORATIONS

Kirin Brewery Co., Ltd.

Kirin Brewery Co., Ltd., or Kirin, is our collaborator for the development and marketing of our vaccines in Asia. We have granted Kirin an exclusive license to our proprietary antigen-presenting cell technology for the development and commercialization of our vaccine products in Japan and other countries in Asia and Oceania. We also granted Kirin an option to obtain an exclusive license to commercialize in these countries other therapeutic vaccines we develop with our antigen-presenting cell technology. In exchange, Kirin has granted us an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. In August 2001, we entered into a memorandum agreement with Kirin modifying our agreements with Kirin. These modifications, including terms relating to the manufacture and supply of the antigen used in Provenge and the provision by us of additional development and regulatory support, have been incorporated in amended and restated agreements, effective August 6, 2002.

We conduct collaborative research with Kirin. Under the terms of our agreements with Kirin, we are reimbursed by Kirin for research and development expenses pursuant to a mutually agreed plan. We also supply Kirin with devices. We and Kirin have also agreed to collaborate in the future clinical development and commercialization in the European Union of certain products jointly developed under our agreements and to share equally in any resulting profits.

Genentech, Inc.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We will be jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase III clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and commercialization in the United States. Genentech will be responsible for the commercialization of trp-p8 products in the rest of the world except Asia and Oceania, where we retain all development and commercialization rights.

J&J PRD

In October 2000, the Company entered into a Research Collaboration and License Agreement with J&J PRD. Under the agreement, we have received a study fee, milestone fee, and funding pursuant to an agreed research plan. We collaborated with J&J PRD under the agreement on the development of CTL8004, an immunotherapy product of J&J PRD, until July 2002 when we and J&J PRD agreed that J&J PRD would solely conduct any further work on CTL8004. We continued to work in collaboration with J&J PRD under the agreement on the development of APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers until the agreement expired on December 31, 2002.

MANUFACTURING

We manufacture the Antigen Delivery Cassettes used to conduct preclinical and clinical trials. We manufacture our Antigen Delivery Cassettes as recombinant proteins using standard production methods in compliance with current good manufacturing practices, or cGMP.

In March 2001, we contracted with Diosynth RTP, Inc., or Diosynth, to assist us in the scale-up to commercial level production of the Antigen Delivery Cassette used in the preparation of Provenge. At the inception of the agreement, we anticipated that a substantial part of the work and corresponding expense for the scale-up program would be incurred in 2002. Pursuant to procedures established in the agreement, we requested certain modifications to the program, to which Diosynth agreed. Subsequently, we began discussions with Diosynth to revise the scope of work for scale up to commercial level production. These revisions are not yet finished.

We have the right to terminate the agreement with Diosynth without cause on forty-five days’ written notice to Diosynth. The agreement provides for a cancellation fee of 20% of the unpaid balance of the total estimated budget for the program at the time the notice is given, approximately $3.3 million as of December 31, 2002. The estimated budget will be revised as a consequence of revisions to the scope of work. In light of the results from our first Phase III trial of Provenge, D9901, and our planned protocol amendment for D9902, we have no present intention to exercise our right to cancel the agreement with Diosynth.

We own and operate a cell-processing center in Seattle, Washington. In addition, we use third-party cell-processing centers operated by the Mayo Clinic in Rochester, Minnesota, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy, or PCT, in Hackensack, New Jersey and Mountain View, California. In August 2002, we agreed to sell the cell processing facility then owned by us in Mountain View, California to PCT. Under terms of the agreement, PCT pays a fee to us and assumed operational, lease and personnel obligations for the Mountain View facility. PCT will provide cell-processing services at the facility for us as requested.

We also manufacture cell separation devices that isolate cells from blood and other bodily fluids. We rely on subcontractors to manufacture these devices in compliance with cGMP.

INTELLECTUAL PROPERTY

We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license. Our issued and allowed patents include patents that are directed to the solutions and devices by which cells can be isolated and manipulated, including claims that apply specifically to the isolation of dendritic cells, the development of monoclonal antibodies and claims on the use of these technologies for immunotherapies, for example, the treatment of diseases such as B-cell malignancies. We have also received claims on treatment methods covering a variety of immunostimulatory antigen compositions. We have patents issued covering various technologies in the United States, Europe and Asia/Oceania. These include our Antigen Delivery Cassette for use with a variety of tumor antigens and specifically, the prostate antigen containing cassette, for which we have independent patent protection.

We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the field of cancer. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. For example, we are aware of others that have had patents issued to them in the antigen-presenting cell field relating to methods to isolate, culture or activate antigen-presenting cells and relating to the treatment with antigens of cancers such as prostate cancer. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality or material transfer agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our products under development. We understand that companies, including AVI Biopharma, Inc., Cell Genesys, Inc., and Therion Biologics Corporation, may be developing cancer vaccines for the United States market that could potentially compete with Provenge, if Provenge is successfully developed. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge. Other products such as chemotherapeutics, antigen compounds, angiogenesis inhibitors and gene therapies are also under development and could potentially compete with Provenge or other products we may develop.

Many companies, including major pharmaceutical companies, are also developing therapies that may compete with our other potential products in the fields of cancer and autoimmune diseases. Many of the companies developing cancer vaccines and other treatments have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others have partnered with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

Our ability to commercialize our potential products and compete effectively will depend, in large part, on:

•	our ability to advance Provenge and our other vaccine products through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to meet demand for our products;

•	our ability to secure reimbursement for Provenge and the price of that product relative to competing products;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator; and

•	our ability to meet all necessary regulatory requirements.

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

EMPLOYEES

As of January 31, 2003, we had 117 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.    PROPERTIES

We lease approximately 70,650 square feet of laboratory, manufacturing and office space in Seattle, Washington under a lease expiring in December 2008. We sublease to a subtenant approximately 3,451 square feet of this leased space under a sub-lease that expires on March 15, 2004. We also lease approximately 5,256 square feet of office space in another Seattle, Washington location, under a lease expiring in 2008. Both leases may be extended at our option for two consecutive five-year periods. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring June 2006.

We sublease to a subtenant approximately 9,166 square feet of this leased space under a sublease agreement that expires on June 29, 2006. The Company has engaged a real estate broker to sublease the balance of the space. This lease may be extended at our option for one five year period.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Nasdaq National Market System under the symbol “DNDN.” Public trading of our common stock commenced on June 16, 2000. Prior to that time, there was no public market for our stock. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the Nasdaq National Market System.

	High	Low
2003
First Quarter (through February 28, 2003)	$6.40	$4.09

2002
First Quarter	9.80	3.25
Second Quarter	6.76	2.00
Third Quarter	4.14	1.40
Fourth Quarter	5.75	2.81

2001
First Quarter	14.81	6.78
Second Quarter	16.73	5.81
Third Quarter	16.30	7.40
Fourth Quarter	11.76	8.05

As of March 3, 2003, there were approximately 130 holders of record of our common stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

In August 2002, Genentech purchased 1,015,228 shares of our common stock for a total purchase price of $2,000,000. The sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Equity Line Facility

In June 2002, we entered into a $25 million equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of December 31, 2002, we issued a total of 206,097 shares at an average price of $4.98 per share under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included a fee to Shoreline Pacific, LLC in the amount of 1.5% of the gross proceeds and other one-time administration, legal and accounting fees. The sale and issuance of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Warrants

In August 2002, we entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, we agreed to issue to Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share. We will issue warrants to purchase the additional 30,000 shares of common stock at an exercise price equal to the average per share closing price of our common stock for the fifteen trading days immediately preceding and the fifteen days succeeding and including June 1, 2003. The warrants have a term of 6 years and include a “cashless exercise” provision. The issued warrants have a fair value of $157,000, based on the Black-Scholes valuation, and are being amortized over the six month term of our agreement with Shoreline Pacific. The sale and issuance of the warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

The Registration Statement (SEC File No. 333-31920) for our initial public offering (the “Offering”) became effective June 16, 2000, covering an aggregate of 5,175,000 shares of our common stock, including the underwriters’ over-allotment option. The completion of the Offering, including the over-allotment option exercised in July 2000, resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to us of approximately $43.8 million, after deducting underwriting discounts and commissions and offering expenses. From the effective date of the Registration Statement through December 31, 2002, the proceeds from the offering were used exclusively to fund clinical trials, research, preclinical and commercialization activities for our therapeutic vaccine products, to increase our antigen-presenting cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
(in thousands, except per share data)	2002	2001	2000	1999	1998
Statements of Operations Data:
Total revenue	$15,269	$13,824	$6,519	$3,719	$866
Operating expenses:
Research and development	30,927	31,314	17,191	10,222	8,064
General and administrative	9,542	8,117	7,262	6,110	2,893
Marketing	719	1,788	250	—	—

Total operating expenses	41,188	41,219	24,703	16,332	10,957

Loss from operations	(25,919)	(27,395)	(18,184)	(12,613)	(10,091)
Interest and other income, net:
Interest income	1,803	4,795	2,828	414	361
Interest expense	(353)	(558)	(613)	(351)	(41)
Other income (loss), net	—	—	—	32	(2)

Interest and other income, net	1,450	4,237	2,215	95	318

Loss before income taxes	(24,469)	(23,158)	(15,969)	(12,518)	(9,773)
Foreign income tax expense	200	—	100	—	600

Net loss	(24,669)	(23,158)	(16,069)	(12,518)	(10,373)
Deemed dividend upon issuance of convertible preferred stock	—	—	(4,110)	(285)	—

Net loss attributable to common stockholders	$(24,669)	$(23,158)	$(20,179)	$(12,803)	$(10,373)

Basic and diluted net loss per common share	$(0.96)	$(0.94)	$(1.57)	$(13.54)	$(16.48)

Shares used in computation of basic and diluted net loss per common share	25,576	24,760	12,840	946	630

Pro forma basic and diluted net loss per share			$(1.04)	$(1.07)

Pro forma shares used in computation of basic and diluted net loss per share (A)			19,339	11,963

	December 31,
	2002	2001	2000	1999	1998
Balance Sheets Data:
Cash, cash equivalents, short- and long-term investments	$54,979	$81,242	$97,155	$13,813	$9,930
Working capital	37,104	59,685	74,560	9,738	6,465
Total assets	63,724	91,082	109,558	17,375	12,038
Long-term obligations, less current portion	1,081	2,013	1,469	2,799	531
Total stockholders’ equity	44,743	65,211	85,519	5,569	2,779

(A)	See Note 9 of notes to financial statements for an explanation of the determination of the number of shares used in computing 2000 pro forma net loss per share.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Dendreon Corporation is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and small molecule product candidates.

The product candidates most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer. Provenge, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase III clinical trials, the final stage of human testing before seeking marketing approval.

We are conducting Phase II clinical trials for Mylovenge, our therapeutic vaccine for the treatment of multiple myeloma and received an orphan drug designation for this product candidate in multiple myeloma. In September 2002, we announced that our collaborator in Asia, the pharmaceutical division of Kirin Brewery Co. Ltd., had begun a clinical trial of Mylovenge in Japan. We received a $2 million payment from Kirin in August 2002 for this milestone. We expect to complete these trials in the first half of 2003. At that time, we will be able to determine the future development of Mylovenge in light of the results of our Phase II trials, the prospects for potential products being developed by competitors, and other relevant factors.

We are also conducting Phase I clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. Preliminary results from one of our Phase I studies for APC8024 were announced in December 2002.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development and commercialization of monoclonal antibodies, and potentially small molecules and other products derived from our trp-p8 gene platform. The companies will be jointly responsible for conducting pre-clinical and clinical work. Pursuant to our agreement, Genentech paid us a $1 million up-front fee and purchased $2 million of our common stock in August 2002. The agreement also provides for milestone and other payments for the resulting development of trp-p8 products.

Over the last year, we have taken steps to create greater efficiency and cost effectiveness in our operations and to realign our operations to provide additional support for the development of Provenge. These steps included the sale of our Mountain View, California cell processing facility and the transfer of employees to Progenitor Cell Therapy, LLP and a reorganization of our staff that has resulted in a reduction in headcount in our Seattle, Washington facility. The combination of these steps reduced our total headcount from 144 as of December 31, 2001, to 116 as of December 31, 2002. As a result of these efforts, we anticipate short-term cost savings. However, these cost savings may be offset in the future by increased costs associated with the development of Provenge and continued progress with our other clinical and pre-clinical programs. We have hired and plan to continue to hire new employees to develop Provenge and meet the needs of our other clinical and pre-clinical programs.

We have incurred significant losses since our inception. As of December 31, 2002, our accumulated deficit was $115.5 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

SUBSEQUENT EVENT—ACQUISITION OF CORVAS INTERNATIONAL, INC.

On February 24, 2003, we, Seahawk Acquisition, Inc., a wholly-owned subsidiary formed by us, Charger Project LLC, also a wholly-owned subsidiary formed by us, and Corvas International, Inc., or Corvas, entered into an agreement by which we agreed to acquire Corvas. Pursuant to our agreement, Seahawk Acquisition will merge into Corvas, with Corvas surviving as a wholly-owned subsidiary of ours. Immediately thereafter, Corvas will merge into Charger Project, with Charger Project surviving as a wholly-owned subsidiary of ours. The completion of the acquisition is subject to several conditions, including the approval of the acquisition by a majority of the stockholders of Corvas and the approval of the issuance of our common stock in the acquisition by a majority of our common stock present or represented at a meeting of our stockholders to approve such issuance.

In connection with the acquisition, each outstanding share of Corvas common stock will be converted into the right to receive 0.45 of a share of our common stock. We will assume all options outstanding under Corvas’ existing stock option plans, and Corvas’ stock options will be exercisable for our common stock (subject to certain adjustments to the exercise price and number of shares issuable upon exercise of those options.) The transaction is expected to close in the first half of 2003. Unless otherwise indicated, the discussion in this document relates to us as a stand-alone entity and does not reflect the impact of the proposed acquisition of Corvas.

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

Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, we estimate and recognize the non-refundable upfront payment over the time period required to achieve that goal considering experience with similar projects, level of effort and stage of development. We revise our estimates as additional information becomes available.

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

Milestone payments are recognized based upon the achievement of the specified milestone and as defined in the agreements. Revenue from product supply agreements is recorded when the product is shipped and all obligations under the agreements are met.

As of December 31, 2002, we had deferred revenues of approximately $8.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect on its operating results or financial conditions from the adoption of this new standard.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not believe there will be a material effect on its operating results or financial conditions from the adoption of FIN 45.

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard unless it were to make a change in its accounting policy and account for stock option grants as compensation expense.

RESULTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

Revenue.    Total revenue was $15.3 million in 2002, $13.8 million in 2001 and $6.5 million in 2000. Collaborative and license revenue represented $15.3 million, $13.6 million and $6.1 million of total revenue in 2002, 2001 and 2000, respectively. Grant revenue was $0 in 2002, $202,000 in 2001 and $460,000 in 2000, respectively. The year over year increases in collaborative and license revenue were primarily due to payments received under our agreements with Johnson & Johnson Pharmaceutical Research and Development, LLC, or J&J PRD, Kirin and Genentech. The reduction in grant revenue from 2000 to 2001, and 2001 to 2002 was due to the completion of an agreement with a university. In 2003, we expect lower collaborative and license revenue due to the expiration of the J&J PRD agreement on December 31, 2002.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We will be jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase III clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and commercialization in the United States. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of 8 years. Under the term of the agreement, Genentech made a $2.0 million equity investment in the Company’s common stock in August 2002. Genentech will make other option and milestone payments to us upon achievement of product development goals.

In August 2001, we entered into a memorandum agreement modifying our agreements with Kirin. Pursuant to the terms contained in the memorandum, Kirin paid us $10.0 million, and agreed to make an additional milestone payment upon commencement of Kirin’s first clinical trial of Mylovenge, to compensate us for supplies of the antigen used in Provenge and for separation devices, and to reimburse us for certain expenses relating to specified services provided for Kirin’s regulatory, clinical, and manufacturing activities relating to Provenge and Mylovenge. The payment received in 2001 is being recognized as revenue over 41 months, the term of the agreement. In August 2002, we received and recognized the $2.0 million milestone payment from Kirin upon the commencement of Kirin’s first clinical trial of Mylovenge. The modifications agreed to in August 2001 have been incorporated in amended and restated agreements, effective August 6, 2002. Our agreement with Kirin also provides for reimbursement by Kirin for research and development expenses pursuant to a mutually agreed plan. In 2002, Kirin reimbursed us $2.4 million for such research and development expenses which has been recorded as revenue. In 2003, we anticipate reimbursement from Kirin will be lower than 2002 levels.

In October 2000, we entered into a collaborative development and license agreement with J&J PRD for the study of the parties’ respective products for the treatment of tumors expressing Her-2/neu. The agreement reimbursed us for research and development expenses based on a mutually agreed research plan. In 2002, we were reimbursed $3.2 million by J&J PRD for these expenses. The agreement with J&J PRD expired on December 31, 2002.

Research and Development Expenses.    Research and development expenses decreased to $30.9 million in 2002 from $31.3 million in 2001. The decrease in 2002 was mainly due to reduced clinical manufacturing and clinical trial costs during the partial clinical hold of D9902, our second Phase III clinical trial of Provenge. The $14.1 million increase in 2001 over research and development expenses of $17.2 million in 2000, was due to increased product development expenses, including fees paid to third parties conducting clinical trials, increased personnel-related expenses, facilities and depreciation expenses and supplies.

Our research and development-related activities can be divided into two areas:

1)	research and pre-clinical programs; and

2)	clinical programs.

Research and development costs by project are not tracked on an actual cost basis, but rather are derived by the allocation of third-party costs, personnel related costs and other overheads to a project based on human resource time incurred in each project. Research and preclinical projects primarily represent the costs associated with our product pipeline generating activities, including trp-p8, DN1924, DN1921 and APC80NY. The cost of clinical trial programs represents the advancement of the pipeline into product candidates. It is not possible to estimate the time to completion of the clinical trials and their associated total costs, as this is dependent on the outcome of each trial event.

We estimate the cost of the two areas as follows (in millions):

	2002	2001	2000
Research and pre-clinical programs	$6.9	$8.1	$5.7
Clinical programs	24.0	23.2	11.5

Total research and development	$30.9	$31.3	$17.2

We anticipate an increase in total research and development expense in 2003 over 2002. Clinical costs may grow at a faster rate compared to research and pre-clinical expenses as we enroll patients into our amended Phase III Provenge trial (D9902).

In October 2001, Dendreon licensed rights to hTERT from Geron. We paid a license fee at inception of 16,129 shares of our Common Stock valued at $150,000, and we paid Geron a second license fee in cash of $100,000 in October 2002, the first anniversary of the agreement. In addition, we are obligated to make certain milestone payments to Geron. The first milestone payment is due upon the submission of the first investigational new drug application, or IND, for a product incorporating hTERT and the second is due upon submission of the first Biologics License Application, or BLA, to the FDA. Three subsequent milestone payments are due upon submission of the second BLA or equivalent, and upon the first and second product approvals, if any. The agreement may be terminated by us without cause on sixty days written notice to Geron. In 2002, there were no other milestone payments due.

In September 2001, Dendreon licensed rights to the CEA and MN antigens from Bayer Corporation in two separate agreements. We paid a license fee upon execution of each agreement, and made milestone payments of $100,000 on each of the products in April 2002. Additional milestone payments will be due at the start of Phase III clinical trials of products incorporating CEA or MN and the first approval for marketing authorization by the FDA of such products, if successful. Royalties on sales of any products incorporating CEA or MN will be due to Bayer if and when commercial sales of such products commence.

In March 2001, we contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. At the inception of the agreement, we anticipated that a substantial part of the work and corresponding expense would be incurred in 2002. Pursuant to procedures established in the agreement, we requested certain modifications to the program, to which Diosynth agreed. Subsequently, and concurrently with our discussion with the FDA regarding protocol amendment for D9902, we began discussion with Diosynth to revise the scope of work for scale up to commercial level production. These revisions are not yet finished.

We have the right to terminate the agreement with Diosynth without cause on forty-five days’ written notice to Diosynth. The agreement provides for a cancellation fee of 20% of the unpaid balance of the total estimated budget for the program at the time the notice is given, approximately $3.3 million as of December 31, 2002. The estimated budget will be revised as a consequence of revisions to the scope of work. In light of the results from our first Phase III trial of Provenge, D9901, and our planned protocol amendment for D9902, we have no present intention to exercise our right to cancel the agreement with Diosynth.

General and Administrative Expenses.    General and administrative expenses increased to $9.5 million in 2002, from $8.1 million in 2001 and $7.3 million in 2000. In August 2002, the Company entered into an Asset Purchase Agreement and Cell Processing Agreement with Progenitor Cell Therapy, LLP, or PCT, to outsource its Mountain View, California cell processing operations. Under the terms of the agreement, PCT pays installments of fees to the Company and assumes operational, lease and personnel obligations for the cell processing facility. The increase in general and administrative expenses in 2002 over 2001 was mainly due to the allocation of rent related to the unoccupied portion of the facility in Mountain View, California, from research and development to general and administrative expenses. The 2001 increase over 2000 was due to personnel related expenses and consulting fees associated with commercialization activities. We currently anticipate 2003 general and administrative spending to increase slightly over 2002 levels.

Marketing.    Marketing expenses decreased to $719,000 in 2002 from $1.8 million in 2001. This decrease was due to the lower advertising and medical education expenses as a result of the partial clinical hold on our Phase III clinical trial (D9902). Marketing expenses increased to $1.8 million in 2001 from $250,000 in 2000. This increase was mainly due to consulting expenses, primarily in connection with commercialization planning efforts. Marketing expenses in 2003 are expected to be higher than 2002, as the Company continues market research and promotional activities associated with Provenge.

Interest Income.    Interest income decreased to $1.8 million in 2002 from $4.8 million in 2001. The decrease was due to the decline in interest rates and a lower average cash balance. Interest income increased to $4.8 million in 2001 from $2.8 million in 2000. This increase was attributable to a higher average balance of cash, cash equivalents, short-term and long-term investments offset by a lower average interest rate yield on the investment portfolio. Interest income is expected to be lower in 2003 than 2002 due to the decline in interest rates and a lower average cash balance.

Interest Expense.    Interest expense decreased to $353,000 in 2002 from $558,000 in 2001 and $613,000 in 2000. The period over period decrease was attributable to lower average balances of debt associated with capital lease obligations and as a result of the repayment of the Transamerica note in February 2002.

Foreign Income Tax Expense.    Foreign income tax expense in 2002, 2001 and 2000 was $200,000, $0 and $100,000, respectively. The amounts in 2000 and 2002 related to a withholding tax assessed by Japan on certain milestone payments received from Kirin.

Net Operating Loss

At December 31, 2002, we had net operating loss carryforwards of approximately $90.6 million to offset future federal taxable income. If not utilized, the tax net operating loss carryforwards will expire at various dates beginning in 2009 through 2022. We also had research and development tax credit carryforwards at December 31, 2002 of approximately $3.2 million for federal income tax purposes. Utilization of the net operating losses and tax credits carryforwards may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and the issuance of stock options to non-employees in exchange of service. We recorded total deferred stock-based compensation of $3.1 million in 2000, and had outstanding deferred stock-based compensation of $1.7 million as of December 31, 1999. We initially recorded this amount as a component of stockholders’ equity and are amortizing it by charges to operations over the vesting period of the options using the graded vesting method. We recorded amortization of deferred stock-based compensation of $680,000 in 2002, $1.2 million in 2001, and $2.3 million in 2000. We expect amortization of deferred stock-based compensation expense to be $242,000 in 2003, and $11,000 in 2004. We recorded stock compensation expense of $455,000 and $60,000 in 2002 and 2001, respectively, related to grants to non-employees.

Deemed Dividend Upon Issuance of Convertible Preferred Stock

We recorded a deemed dividend of $4.1 million in 2000 for the issuance of Series E convertible preferred stock issued prior to the Company’s initial public offering. The incremental fair value determined on the date of issuance for each closing of Series E convertible preferred stock is deemed to be the equivalent of a preferred stock dividend. We recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The amount increased the loss attributable to common stockholders in the calculation of net loss per share for 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, short-term and long-term investments were $55.0 million at December 31, 2002. We have financed our operations to date through the proceeds from our initial public offering, a follow-on public offering, the private placement of equity securities, revenue from collaborative arrangements, interest income earned on cash, cash equivalents and investments, equipment lease line financings and loan facilities. From January 1, 2000 to December 31, 2002, we received net proceeds of $11.1 million from private financing activities and $84.8 million from public offerings of our common stock and the sale of stock through our equity line of credit.

Net cash used in operating activities for the years ended December 31, 2002, 2001, and 2000 was $26.5 million, $14.2 million, and $8.8 million, respectively. Expenditures in all periods were a result of research and development expenses, general and administrative expenses in support of our operations and marketing expenses. In 2002, 2001 and 2000, these expenditures were offset by cash received from our corporate collaborators including research and development expense reimbursements from Kirin and J&J PRD, license fees from Genentech, and cash received from non-refundable, upfront payments and milestone payments received from Kirin in 2001.

Investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2002, our aggregate investment in equipment and leasehold improvements was $8.4 million. We have an agreement with Transamerica, a financing company, under which we have fully financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year. We also had a tenant improvement allowance of $3.5 million from the lessor of our primary Seattle, Washington facility. As of December 31, 2002, we had committed all of the allowance for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease. In 2003, we will continue to fund our capital equipment and leasehold improvements through financing facilities. In January 2003, we entered a $4.0 million lease line agreement with GE Life Sciences and Technology Financing, a division of General Electric. The agreement expires on June 30, 2003.

In June 2002, we entered into an equity line facility with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by us to CMI of shares of our common stock. Under the equity line facility, CMI has committed to purchase, subject to the satisfaction of specified conditions, up to $25 million of our common stock until the expiration of the agreement on June 11, 2004. We may issue common stock under the equity line facility with a value equal to no less than $300,000 and no more than $1.5 million per drawdown period, with each drawdown period lasting from one to five trading days, at our discretion. CMI is obligated, subject to the satisfaction of specified conditions and compliance of the drawdown with specified restrictions, to purchase shares of our common stock at a discount of 3% to the closing price of one share of our common stock on the Nasdaq National Market or to the actual sales price per share for shares sold by CMI on the trading days during a drawdown period and in the circumstances set forth in the equity line financing agreement.

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

As of December 31, 2002, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees.

On January 6, 2003, we filed a “shelf registration statement” with the SEC to register to sell up to $75 million of our common stock from time to time. The SEC declared this registration statement effective on January 22, 2003. Under this registration statement, we may sell our common stock pursuant to the prospectus and an accompanying prospectus supplement:

•	directly to purchasers;

•	to or through underwriters or dealers;

•	through agents; or

•	through a combination of such methods.

In the event that we offer our stock directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price or prices for any such shares sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales. As of January 31, 2003, we have paid to JP Morgan, as private placement agent under this shelf registration statement, legal and other accounting fees in the amount of $157,000. To date we have not sold any of our common stock under this shelf registration statement.

Under the terms of our agreement with Corvas, we have agreed to limit drawdowns under our equity line facility with CMI and sales of our common stock under the shelf registration statement to a maximum of $10 million and to effect such drawdowns or sales of stock only at prices at or above the closing price for our common stock on the Nasdaq National Market on February 24, 2003 or $5.79 per share. These limitations will remain in effect until the closing of our acquisition of Corvas or the earlier expiration or termination of the agreement.

The following are contractual commitments at December 31, 2002 associated with debt and lease obligations, including interest (in thousands):

Contractual Commitments	Total	1 year	2-3 years	4-5 years	Thereafter
Capital Lease Obligations	2,665	1,344	1,321	—	—
Operating Leases	17,621	4,039	7,216	4,240	2,126

Total Contractual Commitments	$20,286	$5,383	$8,537	$4,240	$2,126

As of December 31, 2002, we anticipate that our cash on hand, and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 18 months.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under the shelf registration statement, should we need them, or are unable to draw down on our equity line facility when we need to do so because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum floor closing price of $3), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of December 31, 2002, we had an accumulated deficit of $115.5 million. Operating losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses in support of our operations, clinical trial expenses, and marketing expenses. We have earned no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for several years, and are not able to predict when we might do so, if ever. We expect to incur additional operating losses in the future and these losses may increase significantly as we continue clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop systems that support commercialization of our potential products.

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

We rely on academic institutions, physician practices, and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third-parties may not perform their responsibilities for our clinical trials on our anticipated schedules or consistent with a clinical trial protocol, and may not perform data collection in a timely manner. We rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as or when required.

If we are unable to amend D9902 to enroll only patients with Gleason scores of 7 or less and the other trial criteria as planned or fail to complete that clinical trial for any reason, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could be materially affected. Our development costs will increase if we experience any future delays in our clinical trials for Provenge or in clinical trials for our other potential products or if we need to perform more or larger clinical trials than planned. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.

We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our potential products, including the following:

•	safety and efficacy results obtained in human clinical trials, as in our Provenge trials, may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, Mylovenge, APC 8024 and trp-p8;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase III clinical trial for Provenge, did not meet its primary endpoint. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our amended Phase III trial, D9902(B), or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge or our other product candidates under development may not be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety or efficacy of a cancer vaccine under development, this will delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

The success of any product we may develop will depend upon the medical community, patients and third-party payors accepting our products as medically useful, cost-effective, and safe. We cannot guarantee that any of our products in development, if approved for commercialization, will be used by doctors to treat patients. The degree of market acceptance for our products depends upon a number of factors, including:

•	the receipt and scope of regulatory approvals;

•	demonstration of the efficacy and safety of our products to the medical and patient community;

•	the convenience and accessibility of our products for patients;

•	the cost and advantages of our products compared to other available therapies; and

•	reimbursement policies of government and third-party payors.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop cancer vaccines, monoclonal antibodies, small molecules and other products, and to conduct clinical trials for and commercialize our products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of products, which is costly. Our existing capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our therapeutic products;

•	conduct clinical trials; and

•	commercialize our products.

We believe that our cash on hand and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 18 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of milestone payments we receive from our collaborators;

•	the costs of developing the processes and systems to support FDA approval of Provenge;

•	our timetable for and costs of manufacturing scale-up, the development of marketing operations, and other activities related to the commercialization of Provenge;

•	our degree of success in developing Provenge and our other products;

•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;

•	the emergence of competing technologies and other adverse market developments; and

•	changes in or terminations of our existing collaboration and licensing arrangements.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our clinical trials and some of our development programs. If we raise additional funds by issuing equity securities, including under our equity line facility or by selling common stock pursuant to our shelf registration statement, further dilution to our existing stockholders may result.

We are subject to extensive regulation, which is costly, time consuming and may subject us to unanticipated delays. Even if we obtain regulatory approval for the commercial sale of any of our products, those products may still face regulatory difficulties.

Our activities, including preclinical studies, clinical trials, cell processing and manufacturing are subject to extensive regulation by the FDA and comparable authorities outside the United States.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates pre-clinical studies under a series of regulations called the current Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may invalidate the studies and require that we replicate those studies.

An investigational new drug application, or IND, must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA requests an extension to review the application, or raises concerns or questions about the design of the trials as described in the application. In the latter case, we must resolve any outstanding concerns with the FDA before clinical trials can proceed. Thus, the submission of an investigational new drug application may not result in the FDA authorizing us to commence clinical trials in any given case. After such authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold.

We and third parties on whom we rely to assist us with clinical trials, are subject to extensive regulation by the FDA in the design and conduct of those trials. Also, investigational products in clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practice, or cGMP. Other products used in connection with our clinical trials must be manufactured in accordance with regulations called the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of our investigational products. We and third parties with whom we contract for manufacturing and cell processing must comply with cGMP or QSR, as applicable. Our facilities and quality systems and the facilities and quality systems of our third party collaborators must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit one of our clinical trials or audit or inspect a manufacturing or cell processing facility involved with the production of Provenge or one of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies noncompliance with applicable regulations, the FDA may require remedial measures that are costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

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

To date, no cancer vaccine using antigen-presenting cell technologies has been approved for commercial sale in the United States. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for commercial sale, which may impede our ability to obtain FDA approvals. We have not yet sought FDA approval for any vaccine product. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval could harm our business.

If we are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, marketing authorization can be withdrawn or continued marketing conditioned on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

The availability and amount of reimbursement for our potential products and the manner in which government and private payors may reimburse for our potential products is uncertain; we may face challenges from government and private payors that adversely affect reimbursement for our potential products.

We expect that many of the patients who seek treatment with our products, if they are approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly-approved products, especially novel products such as ours, is not certain and those regulations and interpretive rulings are subject to change. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell our potential products, if approved.

Federal and state governments, and foreign governments as well, continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change or be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Therefore, any one or all of our products under development may ultimately not be considered cost-effective by these third-party payors and thus may not be covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products.

We rely on third parties to perform a variety of functions and have limited manufacturing and cell processing capabilities, which could limit our ability to commercialize our products.

We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, cell processing, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other potential products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale, if Provenge is approved for commercial sale.

We intend to rely on third party contract manufacturers to produce large quantities of materials needed for clinical trials and product commercialization. Third party manufacturers may not be able to meet our needs with respect to timing, quantity or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our submission of products for regulatory approval or the market introduction and subsequent sales of our products may be delayed. Any delay may lower our revenues and potential profitability and adversely affect our stock price.

We operate a facility for cell processing and the manufacture of antigens for our clinical trials. We also contract with third parties to provide these services. These facilities may not be sufficient to meet our needs for our Provenge and other clinical trials. Additionally, if we decide to manufacture any of our potential products in commercial quantities ourselves, we will require substantial additional funds and will be required to hire and train a significant number of employees, construct additional facilities and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop production facilities that both meet regulatory requirements and are sufficient for our clinical trials or for commercial use.

If we lose or are unable to secure collaborators, or if our collaborators, including Kirin and Genentech, do not apply adequate resources to their collaborations with us, our product development and potential for profitability may suffer.

We intend to continue to enter into collaborations for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to some of our products under development. We have entered into a collaboration with Kirin relating to the development and commercialization in Asia of our products based on our antigen-presenting cell technologies. As our collaborator, Kirin funds testing, makes regulatory filings and may manufacture and market our licensed products in Asia. We have also entered into a collaboration with Genentech for preclinical research, clinical development, and commercialization of monoclonal antibodies and potentially other products derived from our trp-p8 gene platform. The amount and timing of resources applied by Kirin or Genentech or other potential collaborators to our joint efforts are not within our control.

If any collaborator breaches or terminates its agreement with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our products under development could be slowed down or blocked completely. It is possible that Kirin, Genentech or other potential collaborators will change their strategic focus, pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, to treat the diseases targeted by our collaborative programs. It is also possible that a collaborator may conduct a clinical trial or other activities with respect to one or more of our potential products which has results or consequences that reflect adversely upon that product and harm our ability to develop that product or obtain FDA approval for its commercial sale. The effectiveness of our collaborators in marketing our products will also affect our revenues and earnings.

Our collaborations with Kirin and Genentech may not continue or be successful and we may not receive any further research funding, milestone or royalty payments. We recognized approximately 58% and 36% of our revenue in 2002 and 2001, respectively, from our collaboration with Kirin. We intend to continue to enter into new collaborative agreements in the future. However, we may not be able to successfully negotiate any additional collaborative arrangements. If established, these relationships may not be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our collaborations with Kirin and Genentech. Disputes may arise between us and our existing or potential future collaborators as to a variety of matters, including financial or other obligations under our agreements. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

We are dependent on single source vendors for some of our components.

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

The issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be given to our patents if we attempt to enforce them and their validity is challenged in court or in other proceedings, such as oppositions, which may be brought in domestic or foreign jurisdictions. A third party may challenge the validity or enforceability of a patent after its issuance by the United States Patent and Trademark Office. It is possible that a third party may successfully challenge our patents or patents licensed by us from others, or that a challenge will result in limiting the coverage of our patents. The cost of litigation to uphold the validity of patents and to prevent infringement can be substantial and, if the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that third parties may infringe our patents. To stop these activities we may need to file a lawsuit. Even if we were successful in stopping the violation of our patent rights, these lawsuits are very expensive and consume time and other resources. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the invention. There is also the risk that, even if the validity of our patents is upheld, a court will refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents.

In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. Therefore, others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our officers, employees, consultants and advisors, and our manufacturers and vendors, as appropriate, to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection of our information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

Competition in our industry is intense, and many of our competitors have substantially greater resources than we do.

Competition in the cancer and autoimmune disease fields is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs which may render our products obsolete even before they generate any revenue. There are products currently under development by others that could compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our competitors may:

•	develop safer or more effective therapeutics vaccines and other therapeutic products;

•	reach the market more rapidly, reducing the potential sales of our products; or

•	establish superior proprietary positions.

We understand that companies, including AVI BioPharma, Inc., Cell Genesys, Inc., and Therion Biologics Corporation, may be developing prostate cancer vaccines that could potentially compete with Provenge, if Provenge is successfully developed. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors, and gene therapies are also under development and could potentially compete with Provenge.

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding therapeutic vaccines and other cancer therapies accelerate. If our products receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete future research, development and commercialization efforts. To grow, we will need to add personnel and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage our growth, we must:

•	train, manage and motivate our employees;

•	accurately forecast demand for our products;

•	expand existing operational, financial and management information systems; and

•	hire sufficient sales force to generate revenue.

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

Competition for qualified employees among companies in the biotechnology and biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand our workforce substantially, particularly in the areas of manufacturing, clinical trials management, quality, regulatory affairs, business development and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing management personnel.

Market volatility may affect our stock price and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses, FDA review of our product development activities, the results of preclinical studies and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock. Moreover, during periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third-party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation currently authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

Our executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

As of February 25, 2003, our executive officers, directors and principal stockholders beneficially owned approximately 37.9% of our outstanding common stock. These stockholders will likely continue to exercise substantial influence over us for the foreseeable future, even if we should issue common stock pursuant to our shelf registration statement or under our equity line facility. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our officers and business, including any determination with respect to a change in control, future issuances of our common stock or other securities, declarations of dividends on our common stock and the election of our board of directors.

If registration rights that we have previously granted are exercised, then our stock price may be negatively affected.

We have granted registration rights in connection with the issuance of our securities to a number of our principal stockholders and warrant holders. In the aggregate, as of December 31, 2002, these registration rights covered approximately 8,822,725 shares of our common stock which were then outstanding and an additional 423,189 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Our issuance of shares under our equity line facility will dilute the equity ownership of our existing stockholders.

Under our equity line financing agreement with BNY Capital Markets, Inc., or CMI, we may, at our option and subject to the satisfaction of specified conditions, issue to CMI an aggregate of up to 4,593,903 shares of our common stock from time to time through June 11, 2004. The precise number of shares of our common stock that we will issue to CMI over the remaining term of the equity line financing agreement will depend primarily on the number of drawdowns we choose to undertake, the amounts of those drawdowns and the closing market price of our common stock during the drawdown periods. Each of our issuances of common stock to CMI under the equity line facility will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests.

Transactions by CMI may adversely affect the price of our common stock.

From time to time during drawdown periods, within limitations specified in our equity line facility with CMI and subject to applicable laws, CMI may engage in hedging and other transactions in our common stock, and may sell and deliver shares of our common stock issued under the equity line facility in connection with these transactions. If CMI engages in such transactions, the price of our common stock may be adversely affected.

The actual or anticipated sale by us of common stock under our shelf registration statement or resale by CMI of shares of our common stock that it purchases from us under the equity line facility or otherwise owns or acquires may have an adverse impact on the market price of our common stock.

The sale by us of common stock under our shelf registration statement or resale by CMI of the common stock that it purchases from us under the equity line facility or that it otherwise owns or acquires may, depending upon the timing of the resales, depress the market price of our common stock. Moreover, as all the shares we sell under our shelf registration statement or to CMI will be available for immediate resale, the mere prospect of such sales could depress the market price of our common stock. In addition, actual or anticipated downward pressure on the market price of our common stock due to actual or anticipated sales under the shelf registration statement or resales of our common stock by CMI could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, we had short-term investments of $35.6 million and long-term investments of $8.1 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by $185,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Items 15(a) and included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our executive officers and directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) under the captions “Election of Directors” and “Management and Certain Security Holders of Dendreon—Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2003 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon—Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2003 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon—Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2003 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon—Certain Transactions.”

ITEM 14.     CONTROLS AND PROCEDURES

Within the 90-day period before the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company required to be included in the Company’s Exchange Act filings. It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

(1)    Index to Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)    Index to Financial Statement Schedules.

None required.

(3)     Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated February 24, 2003, by and among the Registrant, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and Corvas International, Inc., a Delaware corporation. (6)

3.1	Amended and Restated Certificate of Incorporation. (12)

3.2	Bylaws. (1)

4.1	Specimen Common Stock certificate. (1)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (9)

4.3	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (9)

4.4	Form of Right Certificate. (9)

10.1	Indemnity Agreement between the Registrant and each of its directors and certain of its officers. (2)

10.2	2000 Equity Incentive Plan, as amended. (3)*

10.3	2000 Employee Stock Purchase Plan. (2)*

10.4	Fourth Amended and Restated Stockholders’ Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant’s securities. (1)

10.5	Registration Rights and Shareholder’s Agreement, dated October 18, 1999, between the Registrant and Fresenius AG. (1)

10.6	Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18, 1999. (1)

10.7	Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal. (1)

Exhibit Number		Description

10.8		Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni Business Park General Partnership. (1)

10.9		Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC. (1)

10.10		Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit Corporation. (1)

10.11		Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica Business Credit Corporation. (1)

10.12		Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and Transamerica Business Credit Corporation. (1)

10.13		Amended and Restated Collaborative License Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd.

10.14	†	Research and License Agreement, dated February 1, 1999, between the Registrant and Kirin Brewery Co., Ltd. (1)

10.15		Amended and Restated Manufacturing and Supply Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd.

10.16	†	Joint Commercialization Agreement, dated February 1, 2000, between the Registrant and Kirin Brewery Co., Ltd. (1)

10.17		Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd. (2)

10.18	†	Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and J&J PRD. (2)

10.19	†	Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology Services, Inc. (4)

10.20	†	Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)

10.21	†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the Registrant and Gambro Healthcare, Inc. (11)

10.22	†	Collaborative Development and Marketing Agreement between the Registrant and Genentech, Inc., dated August 1, 2002. (8)

10.23		Equity Investment Agreement between the Registrant and Genentech, Inc., dated July 31, 2002. (8)

10.24		Form of Placement Agency Agreement between the Registrant and JP Morgan Securities Inc. (7)

10.25		Form of Lock-up and Voting Agreement, dated as of February 24, 2003, by and between the Registrant and certain officers and directors of Corvas International, Inc., a Delaware corporation. (6)

10.26		Form of Lock-up and Voting Agreement, dated as of February 24, 2003, by and between Corvas International, Inc., a Delaware corporation, and certain officers and directors of the Registrant. (6)

10.27		Private Equity Line Financing Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.28		Registration Rights Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.29		2002 Broad Based Equity Incentive Plan. (13)*

23.1		Consent of Ernst & Young LLP, Independent Auditors.

24.1		Power of Attorney. (contained on signature page)

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333- 31920 and incorporated by reference herein.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706 and incorporated by reference herein.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.
(4)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated by reference herein.
(5)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2003 and incorporated by reference herein.
(7)	Filed as an exhibit to Registrant’s Report on Form S-3/A, File No. 333-102351 incorporated by reference herein.
(8)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2002 and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2002 and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein.
(12)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-85032, and incorporated herein by reference.

†	Confidential treatment granted as to certain portions of this Exhibit.
*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

(b)	Reports on Form 8-K.

No Reports on Form 8-K were filed in the fourth quarter of 2002.

(c)	Exhibits

See exhibits listed under Item 15(a)(3).

(d)	Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 14th day of March, 2003.

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D. Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Mitchell H. Gold, M.D. and Martin A. Simonetti, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold, M.D. Mitchell H. Gold, M.D.	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2003

/s/ Martin A. Simonetti, M.B.A. Martin A. Simonetti, M.B.A.	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	March 14, 2003

/s/ Christopher S. Henney, Ph.D., D.Sc. Christopher S. Henney, Ph.D., D.Sc.	Executive Chairman of the Board of Directors	March 14, 2003

/s/ Gerardo Canet Gerardo Canet	Director	March 14, 2003

/s/ William Crouse William Crouse	Director	March 14, 2003

/s/ Bogdan Dziurzynski Bogdan Dziurzynski	Director	March 14, 2003

/s/ Timothy Harris, Ph.D. Timothy Harris, Ph.D.	Director	March 14, 2003

Signature	Title	Date

/s/ Ruth Kunath Ruth Kunath	Director	March 14, 2003

/s/ Ralph Shaw Ralph Shaw	Director	March 14, 2003

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 14, 2003

/s/ Douglas G. Watson Douglas G. Watson	Director	March 14, 2003

CERTIFICATION

I, Mitchell H. Gold, M.D., certify that:

1.	I have reviewed this annual report on Form 10-K of Dendreon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/  Mitchell H. Gold, M.D.

Mitchell H. Gold, M.D.

Chief Executive Officer

CERTIFICATION

I, Martin A. Simonetti, certify that:

1.	I have reviewed this annual report on Form 10-K of Dendreon Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 13, 2003

/s/  Martin A. Simonetti

Martin A. Simonetti

Senior Vice President, Finance

Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Mitchell H. Gold, M.D., the Chief Executive Officer of Dendreon Corporation (the “Company”), and Martin A. Simonetti, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his knowledge:

1.	The Company’s Annual Report on Form 10-K for the period ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: March 13, 2003

/s/ Mitchell H. Gold, M.D. Mitchell H. Gold, M.D. Chief Executive Officer	/s/ Martin A. Simonetti Martin A. Simonetti Chief Financial Officer

DENDREON CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Dendreon Corporation

We have audited the accompanying balance sheets of Dendreon Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendreon Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Seattle, Washington

January 31, 2003, except for Note 13,

as to which the date is February 24, 2003

DENDREON CORPORATION

BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,263	$13,270
Short-term investments	35,614	56,969
Restricted cash	308	642
Accounts receivable	1,760	1,955
Other current assets	2,309	3,253

Total current assets	51,254	76,089
Property and equipment, net	3,578	3,858
Long-term investments	8,102	10,361
Deposits and other assets	790	774

Total assets	$63,724	$91,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,041	$932
Accrued liabilities	4,923	4,524
Accrued compensation	1,892	1,975
Deferred revenue	5,096	7,572
Current portion of long-term debt	—	281
Current portion of capital lease obligations	1,198	1,120

Total current liabilities	14,150	16,404
Deferred revenue, less current portion	3,750	7,454
Capital lease obligations, less current portion	1,081	2,013
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 26,558,506 and 24,919,696 shares issued and outstanding at December 31, 2002 and 2001, respectively	27	25
Additional paid-in capital	160,314	156,481
Deferred stock-based compensation	(253)	(987)
Accumulated other comprehensive income	118	486
Accumulated deficit	(115,463)	(90,794)

Total stockholders’ equity	44,743	65,211

Total liabilities and stockholders’ equity	$63,724	$91,082

See accompanying notes.

DENDREON CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except share and per share amounts)
Revenue	15,269	13,824	6,519
Operating expenses:
Research and development	30,927	31,314	17,191
General and administrative	9,542	8,117	7,262
Marketing	719	1,788	250

Total operating expenses	41,188	41,219	24,703

Loss from operations	(25,919)	(27,395)	(18,184)
Interest income, net:
Interest income	1,803	4,795	2,828
Interest expense	(353)	(558)	(613)

Interest income, net	1,450	4,237	2,215

Loss before income taxes	(24,469)	(23,158)	(15,969)
Foreign income tax expense	200	—	100

Net loss	(24,669)	(23,158)	(16,069)
Deemed dividend upon issuance of convertible preferred stock	—	—	(4,110)

Net loss attributable to common stockholders	$(24,669)	$(23,158)	$(20,179)

Basic and diluted net loss per share	$(0.96)	$(0.94)	$(1.57)

Shares used in computation of basic and diluted net loss per share	25,575,949	24,759,615	12,839,866

See accompanying notes.

DENDREON CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share and per share amounts)
Balance, January 1, 2000	12,108,369	$12	1,111,058	$1	$58,838	$(1,715)	$—	$(51,567)	$5,569
Exercise of stock options for cash	—	—	810,366	1	423	—	—	—	424
Issuance of Series E convertible preferred stock for cash at $4.25 per share (net of issuance costs of $15)	970,708	1	—	—	4,109	—	—	—	4,110
Conversion of preferred stock to common stock on a 1 to 1.1 basis	(13,079,077)	(13)	14,386,945	14	(1)	—	—	—	—
Proceeds from initial public offering (net of issuance costs of $5,023)	—	—	4,885,732	5	43,829	—	—	—	43,834
Issuance of common stock for cash	—	—	500,000	1	4,999	—	—	—	5,000
Proceeds from follow-on public offering (net of issuance costs of $2,872)	—	—	2,753,000	2	40,141	—	—	—	40,143
Exercise of stock warrants	—	—	2,857	—	—	—	—	—	—
Deferred stock-based compensation	—	—	—	—	3,075	(3,075)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,348	—	—	2,348
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(16,069)	(16,069)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	160	—	160

Comprehensive loss									(15,909)

Balance, December 31, 2000	—	$—	24,449,958	$24	$155,413	$(2,442)	$160	$(67,636)	$85,519
Exercise of stock options for cash	—	—	375,872	1	343	—	—	—	344
Issuance of common stock under the Employee Stock Purchase Plan	—	—	77,737	—	661	—	—	—	661
Issuance of stock warrants for capital leases	—	—	—	—	60	—	—	—	60
Issuance of stock options for services	—	—	—	—	60	—	—	—	60
Issuance of common stock for license arrangement	—	—	16,129	—	150	—	—	—	150
Amortization of deferred stock-based compensation	—	—	—	—	—	1,249	—	—	1,249
Reversal of deferred stock-based compensation due to Terminations	—	—	—	—	(206)	206	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,158)	(23,158)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	326	—	326

Comprehensive loss									(22,832)

Balance, December 31, 2001	—	$—	24,919,696	$25	$156,481	$(987)	$486	$(90,794)	$65,211
Exercise of stock options for cash	—	—	228,223	—	187	—	—	—	187
Issuance of common stock under the Employee Stock Purchase Plan	—	—	189,262	—	475	—	—	—	475
Issuance of stock options for services	—	—	—	—	455	—	—	—	455
Issuance of common stock—Genentech	—	—	1,015,228	2	1,998	—	—	—	2,000
Proceeds from equity line of credit draw downs (net of issuance cost of $255)	—	—	206,097	—	772	—	—	—	772
Amortization of deferred stock-based compensation	—	—	—	—	—	680	—	—	680
Reversal of deferred stock-based compensation due to terminations	—	—	—	—	(54)	54	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(24,669)	(24,669)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	(368)	—	(368)

Comprehensive loss									(25,037)

Balance, December 31, 2002	—	$—	26,558,506	$27	$160,314	$(253)	$118	$(115,463)	$44,743

See accompanying notes.

DENDREON CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities:
Net loss	$(24,669)	$(23,158)	$(16,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,759	1,315	705
Non-cash stock-based compensation expense	680	1,249	2,348
Non-cash interest expense	12	110	93
Non-cash research and development expense	455	192	—
Changes in assets and liabilities:
Accounts receivable	195	4,900	(6,042)
Other current assets	1,767	(980)	(2,339)
Deposits and other assets	(16)	97	(290)
Deferred revenue	(6,180)	246	8,803
Accounts payable	109	(314)	869
Accrued liabilities and compensation	(650)	2,130	3,107

Net cash used in operating activities	(26,538)	(14,213)	(8,815)

Investing Activities:
Purchases of investments	(36,258)	(88,678)	(94,358)
Maturities of investments	59,504	68,304	54,583
Proceeds from asset disposals	500	—	—
Purchases of property and equipment	(1,514)	(3,411)	(968)

Net cash provided by (used in) investing activities	22,232	(23,785)	(40,743)

Financing Activities:
Proceeds from capital lease financing arrangement	387	2,088	1,172
Payments on long-term debt	(281)	(1,565)	(1,154)
Payments on capital lease obligations	(1,241)	(753)	(564)
Proceeds from sale of equity securities	2,772	—	93,088
Proceeds from exercise of stock options	187	344	424
Proceeds from employee stock purchase plan	475	661	—

Net cash provided by financing activities	2,299	775	92,966

Net (decrease) increase in cash and cash equivalents	(2,007)	(37,223)	43,408
Cash and cash equivalents at beginning of year	13,270	50,493	7,085

Cash and cash equivalents at end of year	$11,263	$13,270	$50,493

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$330	$448	$520

Cash paid during the period for foreign taxes	$200	$—	$100

See accompanying notes.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dendreon Corporation (the Company) was founded in 1992 as a Delaware-based corporation headquartered in Mountain View, California. The Company relocated to Seattle, Washington in 1999.

The Company is dedicated to the discovery and development of novel products for the treatment of diseases through its innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and small molecule product candidates. The products most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer.

Cash, Cash Equivalents, and Investments

The Company considers investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. The Company’s cash equivalents, short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. The Company considers an investment with a maturity greater than twelve months as long-term and a maturity between 90 days and twelve months as short-term.

The cost of securities sold is based on the specific identification method. There were no gross realized gains or losses during the years ended December 31, 2002, 2001, and 2000.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to four years. Computers and equipment leased under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or three years, whichever is shorter.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” required losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

The Company is subject to concentration of risk from its investments and single-source vendors for some components necessary for our vaccine product candidates. Risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities. Risk for single-source vendors is managed by maintaining safety stock of components and a continued effort to establish additional suppliers.

Revenue Recognition

Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and stage of development, and the Company recognizes the non-refundable, upfront payment over that period. The estimates are revised as additional information becomes available.

Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each agreement. Under these agreements, the Company is required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful. Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

“Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”, requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated at the date of grant using the minimum value method for periods prior to the Company’s initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for 2002, 2001 and 2000, and no dividend yields; expected lives of the options of four years; and risk-free interest rates of 3.0%, 4.0%, and 6.0%, respectively; and volatility of 128%, 118%, and 145%, respectively. Because the determination of the fair value of the Company’s options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net loss as reported	$(24,669)	$(23,158)	$(20,179)
Add: stock based employee compensation expense included in reported net loss	680	1,249	2,348
Deduct: pro forma compensation expense determined	(4,424)	(6,985)	(3,167)

Pro forma net loss attributable to common stockholders	$(28,413)	$(28,894)	$(20,998)

Net loss per share as reported	$(0.96)	$(0.94)	$(1.57)
Pro forma net loss per share	$(1.11)	$(1.17)	$(1.64)

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). The calculation of basic and diluted net loss per share has been detailed in Note 9.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

At December 31, 2002, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of debt approximates fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect on its operating results or financial conditions from the adoption of this new standard.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not believe there will be a material effect on its operating results or financial conditions from the adoption of FIN 45.

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The adoption of this new standard did not have a material financial effect on the Company’s operating results.

2.    SIGNIFICANT AGREEMENTS

In August 2002, the Company entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from its trp-p8 gene platform.

The Company and Genentech will be jointly responsible for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that enter Phase III clinical trials. The agreement

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

provides for profit-sharing and commercialization in the United States. Genentech will also be responsible for all manufacturing of products of the collaboration. Genentech will be responsible for commercialization in the rest of the world except Asia and Oceania, where the Company retains the sole right to develop and commercialize trp-p8. The Company received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of 8 years. Under the term of the agreement, Genentech also made a $2.0 million equity investment in the Company’s common stock in August 2002.

In October 2000, the Company entered into a Research Collaboration and License Agreement with J&J PRD. The agreement provides for studies of J&J PRD’s technology and the Company’s technology to determine their respective feasibility as immunotherapy products for the treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, was performed jointly by the Company and J&J PRD. The research plan involved two Phase I clinical trials of human subjects. The Company received a non-refundable study fee of $3.0 million upon signing the agreement. The Company also received a $1.0 million payment in December 2000 after the Company received FDA acceptance on an Investigational New Drug application. These payments were deferred and have been recognized on a straight line basis over the 27-month term of the agreement. J&J PRD also provided funding to the Company for research and development on a full time equivalent basis, capital purchases related to the agreement, and contract costs as provided for in the collaboration research plan. During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue of $6.1 million, $8.3 million and $1.5 million related to this agreement, respectively, of which $4.3 million, $6.5 million and $1.1 million related to the research and development funding, respectively. The agreement expired on December 31, 2002.

J&J PRD paid the Company $1.1 million to acquire capital assets provided for in the collaboration research plan. The Company purchased $333,000, $498,000 and $0 in capital assets under this agreement in 2002, 2001 and 2000, respectively. This unused cash balance of $308,000 and $642,000 is included in restricted cash balance at December 31, 2002 and 2001. Due to the expiration of the agreement at December 31, 2002, the $309,000 restricted cash will be returned to J&J PRD in 2003.

In December 1998, the Company and Kirin Brewery Co., Ltd. (Kirin) entered into a collaborative license agreement. The Company granted Kirin an exclusive license to employ the Company’s antigen-presenting cell technology in the development of therapeutic products for commercialization in Japan and certain other Asian countries. The Company also granted Kirin an option to obtain an exclusive license to commercialize in those countries, other products developed by the Company. In exchange, Kirin granted the Company an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. The Company received a nonrefundable, up-front fee of $5.0 million upon signing the agreement for the license rights granted under the agreement. In February 1999, the Company and Kirin also entered into a joint research agreement relating to antigen-presenting cell product development. Under the terms of the agreement, Kirin will fund a minimum of $1.4 million per year for up to five years. In July 1999, the Company and Kirin entered into a manufacturing and supply agreement. Under the agreement, each party may supply the other with antigens or other supplies.

In December 1998 and April 2000, Kirin exercised options under the collaborative license agreement to receive rights to the Company’s Provenge prostate program and Mylovenge multiple myeloma program, respectively. Kirin is solely responsible for the development and clinical trials of these prostate and multiple myeloma programs in Japan. The Company received a $1.0 million non-refundable, up-front option fee on exercise of each of the options. The up-front option fees have been deferred and are being recognized on a straight-line basis over the five year research term. The Company will also receive royalties on sales of any products that utilize the licensed technology.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under the terms of the agreement, Kirin made a $2.0 million equity investment in the Company as part of the Company’s Series D preferred stock offering in 1998. In February 2000, the Company exercised its right under the collaborative license agreement to require Kirin to purchase $5 million of the Company’s common stock. The purchase was closed in a private placement concurrent with the closing of the Company’s initial public offering at the initial public offering price.

In August 2001, the Company entered into a memorandum agreement with Kirin modifying its agreements with Kirin. Pursuant to the terms contained in the memorandum, Kirin paid the Company a non-refundable $10.0 million payment for additional rights granted to Kirin. The payment is being amortized over 41 months, the term of the agreement. Under the terms of the memorandum agreement, the Company has received and recognized in 2002 a $2.0 million milestone payment upon commencement of Kirin’s first clinical trial of Mylovenge. The August 2001 modifications have been incorporated in amended and restated agreements, effective August 6, 2002.

During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue of $8.9 million, $5.0 million and $4.1 million, respectively, related to the Kirin agreements.

3.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(in thousands)
December 31, 2002
Due in one year or less	$35,511	$35,614
Due after one year through five years	8,087	8,102

	$43,598	$43,716

Securities available-for-sale, short- and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(in thousands)
December 31, 2002
Corporate debt securities	$9,962	$15	$—	$9,977
Government securities	33,636	103	—	33,739

	$43,598	$118	$—	$43,716

December 31, 2001
Corporate debt securities	$49,746	$465	$—	$50,211
Government securities	17,098	22	(1)	17,119

	$66,844	$487	$(1)	$67,330

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Furniture and office equipment	$505	$458
Laboratory and manufacturing equipment	4,667	4,599
Computer equipment	1,571	1,395
Leasehold improvements	1,674	1,662

	8,417	8,114
Less accumulated depreciation and amortization	(4,839)	(4,256)

	$3,578	$3,858

Property and equipment included assets under financed leases of $4.0 million and $4.6 million at December 31, 2002 and 2001, respectively. Accumulated depreciation related to assets under finance leases was $2.0 million and $1.7 million at December 31, 2002 and 2001, respectively.

5.    EMPLOYEE NOTES RECEIVABLE

The Company has made loans to certain employees in connection with individual employment agreements. The loans bear interest at annual rates from 4.7% to 5.5% per year and are either forgiven over five years based on continued employment, or due immediately upon each employee’s termination. The Company recognized $15,000 each year during the years ended December 31, 2002, 2001 and 2000, as compensation expense associated with these notes. The balance was $105,000 at December 31, 2002 and 2001, and has been classified in deposits and other assets on the accompanying balance sheets. Of the $105,000, $30,000 will be repaid over the five year period beginning 2004.

6.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In June 1999, the Company obtained a term loan in an amount of $3.0 million from a financial lender. This term loan was repaid in March 2002.

The Company had a $5.0 million lease line agreement. As of December 31, 2002, the entire lease line was advanced under the agreement. All of the assets leased under the agreement were sold and leased back by the Company. No gains or losses were recognized as a result of the sale or leaseback. The Company has the right to repurchase the leased assets at the end of the lease term for 10% of the original equipment cost. In connection with the original lease line, the Company issued a warrant to purchase 9,167 shares of common stock exercisable at a price of $3.27 per share, expiring in 2004. In connection with the lease extension in 1999, the Company issued a warrant to purchase 3,300 shares of common stock exercisable at a price of $4.55 per share, expiring in 2006. Both warrants were valued using the Black-Scholes valuation method and the resulting fair values were determined to be insignificant.

In 2001, the Company issued a warrant to purchase 8,688 shares of common stock in connection with the lease extension in June 2001, exercisable at a price of $11.51 per share, expiring in June 2008. The Company valued the warrant issued in 2001 using the Black-Scholes valuation method with the following assumptions: no dividend yields, an expected life of seven years, and a risk-free interest rate of 6% and volatility of 106%. The value of the warrant was determined to be $60,000, of which $12,000 was recognized in 2002 and 2001, respectively, as additional interest expense.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has an agreement with Transamerica, a financing company, under which the Company has fully financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year.

The future minimum lease payments under capital lease obligations were as follows as of December 31, 2002:

Capital Lease Obligations
(in thousands)
Year ending December 31:
2003	$1,344
2004	1,195
2005	126

Total payments	2,665
Less amount representing interest	386

Present value of payments	2,279
Less current portion of obligations	1,198

Long-term portion of obligations	$1,081

7.    STOCKHOLDERS’ EQUITY

Preferred Stock

In June 2000, immediately upon the closing of the Company’s initial public offering, 13,079,077 shares of convertible preferred stock then outstanding were converted to 14,386,945 shares of common stock on a 1 to 1.1 basis. At the date of issuance, the Company believed the per share price of $4.25 represented the fair value of the preferred stock. The subsequently determined fair value of the Company’s common stock ranged from $5.45 to $9.09 per share, and was in excess of the fair value of the preferred stock. Accordingly, the incremental fair value determined on the date of issuance for each closing of the preferred stock, is deemed to be the equivalent of a preferred stock dividend, limited to the extent of the proceeds from the issuance for each closing. The Company recorded a deemed dividend of $4.1 million for the year ended December 31, 2000 by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The amount increased the loss attributable to common stockholders in the calculation of net loss per share for the year ended December 31, 2000.

The Company currently has 10,000,000 shares, $0.001 par value, authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2002 or 2001.

In June 2002, the Company entered into an equity line facility with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by Dendreon to CMI of shares of the Company’s common stock. Under the equity line facility, CMI has committed to purchase, subject to the satisfaction of specified conditions, up to $25 million of the Company’s common stock until the expiration of the agreement on June 11, 2004. The Company may issue common stock under the equity line facility with a value equal to no less than $300,000 and no more than $1.5 million per drawdown period, with each drawdown period lasting from one to five trading days, at the Company’s discretion. CMI is obligated, subject to the satisfaction of specified conditions and compliance of the drawdown with specified restrictions, to purchase shares of Dendreon’s common stock at a discount of 3% to the closing price of one share of Dendreon common stock on

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Nasdaq National Market or to the actual sales price per share for shares sold by CMI on the trading days during a drawdown period and in the circumstances set forth in the equity line financing agreement.

Dendreon may deliver as many separate drawdown notices to CMI as the Company chooses during the term of the agreement, provided that the Company may not deliver a drawdown notice during any ongoing drawdown period. Dendreon is under no obligation to issue any minimum number of drawdown requests. If the Company does not issue at least $6.25 million of Dendreon’s common stock to CMI under the equity line facility prior to its termination, the Company will pay CMI $250,000 (pro rated for issuances prior to the termination). The Company also agreed to pay future fees to Shoreline Pacific, LLC, which assisted the Company as placement agent in this transaction, equal to 1.5% of each drawdown under the equity line facility.

On September 18, 2002, the Company’s Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan. Terms of the plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of the Company’s common stock. The dividend was payable on October 2, 2002 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $45.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares had designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of our common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 18, 2002 entered into between the Company and Mellon Investor Services, LLC, as rights agent. Initially, the Rights will be evidenced by the stock certificates representing our common stock then outstanding, and no separate Rights Certificates, as defined in the Rights Agreement, will be distributed. The Rights are not exercisable until a distribution date, as described in the Rights Agreement, and will expire on September 17, 2012, unless they are earlier redeemed or exchanged by the Company. No rights were exercised at December 31, 2002.

As of December 31, 2002, the Company had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees.

Warrants

In August 2002, the Company entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, the Company agreed to issue to Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share. The Company will issue warrants to purchase the additional 30,000 shares of common stock at an exercise price equal to the average per share closing price of the Company’s common stock for the fifteen trading days immediately preceding and the fifteen days succeeding and including June 1, 2003. The Company will reevaluate the fair value of the warrants in June 2003 when price information becomes fixed. The warrants have a term of 6 years and include a “cashless exercise” provision. The issued warrants have a fair value of $157,000, based on the Black-Scholes valuation, and are being amortized over the six month term of the Company’s agreement with Shoreline Pacific. The sale and issuance of the warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

Additional warrants for 508,337 shares of common stock were outstanding and exercisable at December 31, 2002, with exercise prices ranging from $0.18 to $18.18 per share, and expire beginning August 2004 through June 2008.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Employee Stock Purchase Plan

Upon the completion of its initial public offering, the Company implemented the 2000 Employee Stock Purchase Plan (the Purchase Plan), which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the least of (i) 1% of the total number of dilutive shares of the Company’s common stock then outstanding including convertible securities, (ii) 440,000 shares, or (iii) a number determined by the Company’s Board of Directors. On January 1, 2003, the number of shares reserved for issuance under the Purchase Plan was automatically increased by 300,907 shares, to an aggregate of 2,069,414 shares.

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

In 2002, 77,706 and 111,556 shares were issued under the Purchase Plan at a price of $4.17 and $1.36, respectively.

In 2001, 77,737 shares were issued under the Purchase Plan at a price of $8.50 each.

Stock Option Plans

On February 27, 2002, the Board of Directors adopted the 2002 Broad Based Equity Incentive Plan (the 2002 Plan). The 2002 Plan provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the Common Stock on the date of the grant. Employees, officers, members of the Board of Directors, and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of the Company. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

In 2000, the Board of Directors and the Company’s stockholders approved the 2000 Equity Incentive Plan (the 2000 Plan), which amended and restated the Company’s 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lessor of (i) 5% of the total number of shares of the Company’s common stock then outstanding, (ii) 550,000 shares, or (iii) a number to be determined by the Company’s Board of Directors. On January 1, 2003, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 550,000 shares, to an aggregate of 6,050,000 shares.

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

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.

At December 31, 2002, the Company had 5,500 options outstanding under a prior stock option plan. A summary of the Company’s stock option activity follows:

	Year Ended December 31,
	2000		2001		2002
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Outstanding at beginning of year	1,882,274	$0.67	2,306,944	$5.78	2,289,912	$7.51
Options granted at fair value	1,275,433	9.87	466,988	11.15	323,800	2.92
Options granted at greater than fair value	—	—	—	—	949,811	5.25
Options exercised	(810,366)	0.52	(375,872)	0.92	(228,223)	0.82
Options forfeited	(40,397)	1.32	(108,148)	9.40	(371,405)	7.04

Outstanding at end of year	2,306,944	5.78	2,289,192	7.49	2,963,895	6.86

Exercisable at end of year	607,789	1.03	882,812	4.43	1,233,608	6.93

Weighted-average fair value of options granted during the year		$12.36		$9.76		$4.65

At December 31, 2002, there were 413,987 and 1,347,391 shares available for future grant under the 2000 Plan and the 2002 Plan, respectively.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2002 for selected price ranges was as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding As of 12/31/02	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable As of 12/31/02	Weighted-Average Exercise Price
$0.18–$ 1.82	661,334	6.40	$1.28	531,843	$1.21
1.84–$ 4.95	909,164	8.93	4.14	90,336	4.52
5.72–$ 9.97	601,100	9.31	7.17	198,813	7.57
9.99–$14.06	595,734	8.03	13.75	292,320	13.81
14.24–$20.69	196,563	7.99	16.36	120,296	16.27

$0.18–$20.69	2,963,895	8.20	6.86	1,233,608	6.93

During the year ended December 31, 2000, in connection with the grant of certain options to employees, the Company recorded deferred stock-based compensation of $3.1 million, representing the difference between the exercise price and the subsequently determined fair value of the Company’s common stock on the date such stock options were granted. Deferred stock-based compensation is being amortized on a graded vesting method. During the years ended December 31, 2002, 2001 and 2000, the Company recorded non-cash deferred stock-based compensation expense of $680,000, $1.2 million and $2.3 million, respectively. The Company expects

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

amortization of the deferred stock-based compensation expense to be $242,000 and $11,000 for the years ending 2003 and 2004, respectively. The Company recorded stock compensation expense of $455,000 and $60,000 in 2002 and 2001, respectively related to grants to non-employees in exchange of service.

Common Stock Reserved

As of December 31, 2002, common stock was reserved as follows:

Employee stock purchase plan	1,768,507
Common stock warrants	568,337
CMI Equity line of credit	4,593,903
Common stock options	4,725,273

11,656,020

8.    INCOME TAXES

Due to operating losses and the inability to recognize the benefits therefrom, there was no provision for income taxes, other than tax withholdings in the amount of $200,000, and $100,000 in Japan related to certain payments received from Kirin for the years ended December 31, 2002 and 2000, respectively.

As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $90.6 million. The Company also had federal research and development tax credit carryforwards of approximately $3.2 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2022, if not utilized.

Utilization of the net operating losses and tax credits carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets were as follows:

	December 31,
	2002	2001
	(in thousands)
Net operating loss carryforwards	$31,703	$20,446
Deferred revenue	3,096	5,259
Research credits	3,154	2,047
Foreign tax credits	300	100
Capitalized research and development	8,120	8,594
Other	1,888	2,124

Total deferred tax assets	48,261	38,600
Valuation allowance	(48,261)	(38,600)

Net deferred tax assets	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $9.7 million, $13.0 million and $4.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    NET LOSS PER SHARE

In accordance with FAS 128, the Company has determined the basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period. Pro forma basic and diluted net loss per share of common stock gives effect to the conversion of the convertible preferred stock which was automatically converted to common stock immediately prior to the completion of the Company’s initial public offering from the original date of issuance using the as-if-converted method.

The following table presents the calculation of basic, diluted, and pro forma basic and diluted net loss per share:

	2002	2001	2000
	(in thousands except share and per share information)
Net loss attributable to common stockholders	$(24,669)	$(23,158)	$(20,179)

Basic and diluted:
Weighted-average number of shares used for basic and diluted per share amounts	25,575,949	24,759,615	12,839,866

Basic and diluted net loss per share	$(0.96)	$(0.94)	$(1.57)

Pro forma (unaudited):
Shares used above			12,839,866
Pro forma adjustment to reflect weighted effect of assumed conversion of convertible preferred stock			6,498,771

Shares used in computing pro forma basic and diluted net loss per share			19,338,637

Pro forma basic and diluted net loss per share			$(1.04)

The Company has excluded all preferred stock and outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are antidilutive for the periods presented. The total number of shares related to preferred stock, outstanding options and warrants, that was excluded from the calculations of diluted net loss per common share, prior to the application of the treasury stock method for options, was 3,532,232, 2,837,739 and 2,843,193 for December 31, 2002, 2001, and 2000, respectively.

10.    COMMITMENTS

In March 2001, the Company contracted with Diosynth RTP, Inc. to assist in the scale-up to commercial level production of the antigen used in the preparation of Provenge. At the inception of the agreement, the Company anticipated that a substantial part of the work and corresponding expense would be incurred in 2002. Pursuant to procedures established in the agreement, the Company has requested certain modifications to the program for scale-up to commercial level production, to which Diosynth agreed. Subsequently, and concurrently with the Company’s discussion with the FDA regarding protocol amendment for D9902, the Company began discussion with Diosynth to revise the scope of work for scale up to commercial level production. These revisions are not yet finished.

The Company has the right to terminate the agreement with Diosynth without cause on forty-five days written notice to Diosynth. The agreement provides for a cancellation fee of 20% of the unpaid balance of the

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

total estimated budget for the program at the time the notice is given, approximately $3.3 million as of December 31, 2002. The estimated budget will be revised as a consequence of revisions to the scope of work. In light of the results from the Company’s first Phase III trial of Provenge, D9901, and the Company’s planned protocol amendment for D9902, the Company has no present intention to exercise its right to cancel the agreement with Diosynth.

The Company leases a facility in Seattle, Washington under a noncancelable operating lease that expires December 2008. The lease term is ten years and the Company has the option to extend the lease term for two five-year periods with the same terms and conditions except for rent, which adjusts to market rate. The Company has subleased a portion of this facility under a lease expiring March 15, 2004. The lessor has also provided the Company a tenant improvement allowance of up to $3.5 million. At December 31, 2001, the Company had expended or committed $3.5 million, which will be repaid monthly as an addition to the base rent expense over the term of the lease, with interest at 12.5% per year.

In November 2001, the Company entered into a lease agreement for another facility in Seattle, Washington, under a non-cancelable operating lease. The lease term is eight years, and the Company has the option to extend the lease term for two five-year periods, with the same terms and conditions except for rent, which adjusts to market rate. The lessor has also provided the Company a tenant improvement allowance of $237,000. The Company also leases a facility in Mountain View, California under a lease that expires in 2006. The Company has subleased a portion of this facility under a lease expiring June 29, 2006.

In August 2002, the Company entered into an Asset Purchase Agreement and Cell Processing Agreement with Progenitor Cell Therapy, LLP to sell its Mountain View, California cell processing operations to Progenitor. Under the terms of the agreement, Progenitor will pay an installment of fees to the Company and assume operational, lease and personnel obligations for the cell processing facility. Progenitor will provide cell processing services at the facility for the Company. The Company is obligated to pay for a minimum number of cell processing processes at an agreed upon price until the end of 2003 offset by payments on the acquisition, per the agreement. The Company received payments of $500,000 in 2002, and $500,000 in January 2003.

Sublease rental income is accounted for as a deduction of rent expense. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $5.1 million, $3.2 million and $2.1 million, respectively, which is net of sublease rental income of $370,000, $1.2 million, and $1.3 million, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2002, were as follows:

	Operating Leases	Noncancelable Subleases
	(in thousands)
Year ending December 31:
2003	$4,039	$636
2004	4,097	536
2005	3,119	519
2006	2,118	263
2007	2,122	—
Thereafter	2,126	—

Total minimum lease payments	$17,621	$1,954

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for those employees who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, the Company implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Prior to that, Company contributions to the plans were discretionary as determined by the Board of Directors. Employer contributions in 2002, 2001 and 2000 were $229,000, $173,000 and $0, respectively.

12.    MAJOR CUSTOMERS

Revenues from the following customers represented greater than 10% of total revenues:

	Year Ended December 31,
	2002	2001	2000
Customer A	59%	36%	63%
Customer B	39%	60%	23%

13.    SUBSEQUENT EVENTS

On February 24, 2003, the Company, Seahawk Acquisition, Inc., a wholly-owned subsidiary formed by the Company, Charger Project LLC, also a wholly-owned subsidiary formed by the Company, and Corvas International, Inc., entered into an agreement by which the Company agreed to acquire Corvas. Pursuant to the agreement, Seahawk Acquisition will merge into Corvas, with Corvas surviving as a wholly-owned subsidiary of the Company. Immediately thereafter, Corvas will merge into Charger Project, with Charger Project surviving as a wholly-owned subsidiary of the Company. The completion of the acquisition is subject to several conditions, including the approval of the acquisition by a majority of the stockholders of Corvas and the approval of the issuance of the Company’s common stock in the acquisition by a majority of the Company’s common stock present or represented at a meeting of the Company’s stockholders to approve such issuance.

In connection with the acquisition, each outstanding share of Corvas common stock will be converted into the right to receive 0.45 of a share of the Company’s common stock. The Company will assume all options outstanding under Corvas’ existing stock option plans, and Corvas’ stock options will be exercisable for Dendreon common stock (subject to certain adjustments to the exercise price and number of shares issuable upon exercise of those options).

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2002 and 2001.

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2002
Total revenue	$3,028	$3,114	$4,992	$4,135
Total operating expenses	10,954	9,765	10,257	10,212
Loss from operations	(7,926)	(6,651)	(5,265)	(6,077)
Net loss	(7,383)	(6,250)	(5,196)	(5,840)
Basic and diluted net loss per share	(0.30)	(0.25)	(0.20)	(0.22)

	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2001
Total revenue	$3,117	$3,071	$3,789	$3,847
Total operating expenses	7,533	9,382	10,602	13,702
Loss from operations	(4,416)	(6,311)	(6,813)	(9,855)
Net loss	(3,042)	(5,221)	(5,794)	(9,101)
Basic and diluted net loss per share	(0.12)	(0.21)	(0.23)	(0.37)