Form 10-K/A
period 2002-12-31
DENDREON CORP
filed 2003-04-28
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DENDREON CORPORATION

FORM 10-K/A

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to Form 10-K contains forward-looking statements concerning matters that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as believe, expects, likely, may and plans are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Dendreon’s executive officers and directors and their ages as of March 1, 2003 were as follows:

Name	Age	Position
Christopher S. Henney, Ph.D., D.Sc.	62	Executive Chairman
Mitchell H. Gold, M.D.	35	Chief Executive Officer
T. Dennis George, J.D.	64	Senior Vice President, Corporate Affairs, General Counsel and Secretary
Martin A. Simonetti, M.S., M.B.A.	45	Senior Vice President, Finance, Chief Financial Officer, and Treasurer
David L. Urdal, Ph.D.	53	President, Chief Scientific Officer, and Vice Chairman of the Board
Douglas Watson	58	Director
Gerardo Canet	57	Director
Ralph Shaw	64	Director
Bogdan Dziurzynski	54	Director
William Crouse	60	Director
Timothy Harris	52	Director
Ruth Kunath	51	Director

Christopher S. Henney, Ph.D., D.Sc. has served as Dendreon’s Executive Chairman of the board of directors since January 1, 2003, as Chairman of the board of directors since January 2001, and as a director since May 1995. Dr. Henney served as Dendreon’s Chief Executive Officer from January 2001 through December 2002, as Dendreon’s President and Chief Executive Officer from December 1998 through December 2000 and as Chief Executive Officer from May 1995 to December 1998. In 1989, Dr. Henney co-founded ICOS Corporation, a publicly-held biotechnology company, where from 1989 to 1995, Dr. Henney served as Executive Vice President, Scientific Director and Director. In 1981, Dr. Henney co-founded Immunex Corporation, a publicly-held biotechnology company, where from 1981 to 1989, he held various positions, including Director, Vice Chairman and Scientific Director. Dr. Henney is also a former academic immunologist. Dr. Henney currently serves as a director of Bionomics, Inc., Cerylid Biosciences Ltd., Sonus Pharmaceuticals Inc., Structural GenomiX, Inc., and Techne Corporation. Dr. Henney received a B.Sc. with Honors, a Ph.D. in Experimental Pathology and a D.Sc. for his contributions to Immunology from the University of Birmingham, England.

Mitchell H. Gold, M.D. has served as Dendreon’s Chief Executive Officer since January 1, 2003, and as a director since May 2002. Dr. Gold also served as Dendreon’s Vice President, Business Development from June 2001 to May 2002, and as its Chief Business Officer from May 2002 through December 2002. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive

Officer, and a co-founder, of Elixis Corporation, a medical information systems company. From 1993 to 1998, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold received his B.S., Phi Beta Kappa, from the University of Wisconsin-Madison in 1989 and his M.D., Alpha Omega Alpha, from Rush Medical College in 1993.

T. Dennis George, J.D., has served as Dendreon’s Senior Vice President of Corporate Affairs, General Counsel and Secretary since December 1999. From 1977 until joining the Company, Mr. George was a partner in the law firm George, Hull, Porter & Kohli, P.S. in Seattle, Washington. Mr. George is a member of the Washington State, King County and American Bar Associations and is a former president of the Federal Bar Association of the Western District of Washington. Mr. George is admitted to the U.S. Supreme Court, U.S. Court of Appeals for the Ninth Circuit and U.S. District Courts for the Western and Eastern Districts of Washington. Mr. George received a B.S. with honors from Northern Michigan University and a J.D. with honors from the University of Wisconsin Law School.

Martin A. Simonetti, M.S., M.B.A. has served as Dendreon’s Chief Financial Officer and Treasurer since joining the Company in January 1999 and Senior Vice President, Finance since January 2001. From 1991 to 1998, Mr. Simonetti was employed at Amgen Inc., a pharmaceutical company, where he held various positions, including Vice-President Operations and Finance of Amgen BioPharma and their Director of Colorado Operations. From 1984 to 1991, Mr. Simonetti was employed at Genentech, Inc., a biotechnology company, first as a scientist in their Medicinal and Analytical Chemistry Department and later, after obtaining an M.B.A., as a financial analyst and quality group controller. Mr. Simonetti received a B.S. and an M.S. in Nutrition from the University of California, Davis and an M.B.A. from the University of Santa Clara.

David L. Urdal, Ph.D. has served as Dendreon’s President since January 2001 and as Dendreon’s Chief Scientific Officer and Vice Chairman of Dendreon’s board of directors since joining Dendreon in July 1995. Dr. Urdal served as Dendreon’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Douglas Watson has served as one of Dendreon’s Directors since February 2000. Mr. Watson is Chief Executive Officer of Pittencrieff Glen Associates, a consulting firm which he founded in June 1999. From June 2000 to September 2001, Mr. Watson also served as acting President and Chief Executive Officer of Valigen, N.V., a European-American life sciences company. From January 1997 to May 1999, Mr. Watson served as President and Chief Executive Officer of Novartis Corporation, a pharmaceutical company. From April 1996 to December 1996, Mr. Watson served as President and Chief Executive Officer of Ciba-Geigy Corporation, which merged into Novartis Corporation in December 1996. Mr. Watson’s career spanned 33 years with Novartis, having joined Geigy (UK) Ltd. in 1966. Mr. Watson also currently serves as chairman of OraSure Technologies, Inc. and as director of Engelhard Corporation and Genta, Inc, as well as a number of privately held biotechnology companies. Mr. Watson received an M.A. in Pure Mathematics from Churchill College, Cambridge University and holds an ACMA qualification as an Associate of the Chartered Institute of Management Accountants.

Gerardo Canet has served as one of Dendreon’s Directors since December 1996. Mr. Canet has been President, Chief Executive Officer, and a member of the board of directors of IntegraMed America, Inc., a manager of reproductive fertility centers, since 1994. From 1989 to 1994, Mr. Canet held various executive management positions with Curative Health Services, Inc., most recently as Executive Vice President and President of its Wound Care Business Unit. Mr. Canet received a B.A. in Economics from Tufts University and an M.B.A. from Suffolk University.

Ralph Shaw, J.D. has served as one of Dendreon’s Directors since March 1996. Mr. Shaw has been the general partner of Shaw Venture Partners, Shaw Venture Partners II, Shaw Venture Partners III, and Shaw

Venture Partners IV, venture capital firms formed by Mr. Shaw and U.S. Bancorp in 1983, 1989, 1994, and 1995, respectively. In 1980, Mr. Shaw formed Shaw Management Company, an investment counseling firm. Mr. Shaw also currently serves as a director of Schnitzer Steel Industries, Inc. Mr. Shaw received a B.B.A. in Public Accounting from Hofstra University and a J.D. from New York University’s School of Law.

Bogdan Dziurzynski has served as one of Dendreon’s Directors since May 2001. Mr. Dziurzynski is currently a consultant in strategic regulatory management to the biotechnology industry. From 1994 to 2001, Mr. Dziurzynski was the Senior Vice President of Regulatory Affairs and Quality Assurance for MedImmune, Inc., a biotechnology company located in Gaithersburg, Maryland. From 1988 to 1994, Mr. Dziurzynski was Vice President of Regulatory Affairs and Quality Assurance for Immunex Corporation. Mr. Dziurzynski has a B.A. in Psychology from Rutgers University and an M.B.A. from Seattle University.

William Crouse has served as one of Dendreon’s Directors since January 1994 and served as Chairman of the board of directors from April 1995 through December 2000. Since 1994, Mr. Crouse has been Managing Director of HealthCare Ventures LLC, the management company for HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P. and HealthCare Ventures V, L.P., venture capital funds specializing in biotechnology. Prior to joining HealthCare Ventures LLC, Mr. Crouse was Worldwide President of Ortho Diagnostic Systems, Inc., a manufacturer of diagnostic tests and reagents, and a Vice President of Johnson & Johnson International, from 1987 to 1993. Mr. Crouse received a B.S. in Finance and Economics from Lehigh University and an M.B.A. with Distinction in Marketing Management from Pace University.

Timothy Harris, Ph.D. has served as one of Dendreon’s Directors since February 1999. Dr. Harris has been President and Chief Executive Officer of Structural GenomiX, Inc., a biotechnology company, since April 1999. From 1993 to January 1999, Dr. Harris was Senior Vice President of Research and Development for Sequana Therapeutics Inc., which became Axys Pharmaceuticals, Inc., a biopharmaceutical company, in 1998. Before joining Sequana, Dr. Harris was Director of Biotechnology at Glaxo Group Research in England. Dr. Harris also serves as a director of Cerylid Biosciences Ltd. Dr. Harris received a B.Sc. and a Ph.D. in Virology from the University of Birmingham, England.

Ruth Kunath has served as one of Dendreon’s Directors since December 1999. Ms. Kunath has been biotechnology portfolio manager for Vulcan Inc., a venture capital firm founded by Paul G. Allen to research and implement his investments, since 1992. Prior to her employment at Vulcan Inc., Ms. Kunath spent nine years managing Seattle Capital Management Equity transactions and eight years as the Senior Portfolio Manager for the healthcare sector of Bank of America Capital Management. Ms. Kunath currently serves as a director of Curis, Inc. and PTC Therapeutics Inc. Ms. Kunath received a B.A. from DePauw University and is a Chartered Financial Analyst.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Dendreon’s directors and executive officers, and persons who own more than ten percent of a registered class of Dendreon’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Dendreon. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish Dendreon with copies of all Section 16(a) forms they file.

To Dendreon’s knowledge, based solely on a review of the copies of such reports furnished to Dendreon and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except for one late Section 16(a) filing disclosing an annual grant of options to William Crouse.

ITEM 11.     EXECUTIVE COMPENSATION

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2000, 2001 and 2002, compensation awarded or paid to, or earned by, Dendreon’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2002. Collectively, these individuals are referred to as “Named Executive Officers.”

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options (#)	All Other Compensation ($)
Christopher S. Henney, Ph.D., D.Sc. (1)	2002	425,000		150,000	(2)	32,957	(3)	50,000	5,088	(4)
Executive Chairman of the Board	2001	375,000		168,750	(5)	—		—	2,000	(6)
	2000	315,000		300,000	(7)	—		191,000	—

Mitchell H. Gold, M.D. (1)	2002	222,510		150,000	(2)	—		116,000	3,072	(4)
Chief Executive Officer	2001	109,585	(8)	42,750	(5)	—		65,000	2,000	(6)

David L. Urdal, Ph.D.	2002	330,000		100,000	(2)	—		110,000	4,456	(4)
President, Chief Scientific Officer and	2001	300,000		108,000	(5)	—		—	2,000	(6)
Vice Chairman of the Board	2000	250,000		200,000	(7)	—		119,000	—

T. Dennis George, J.D.	2002	230,000		60,000	(2)	—		19,000	4,792	(4)
Senior Vice President, Corporate Affairs,	2001	215,000		58,050	(5)	—		—	2,000	(6)
General Counsel and Secretary	2000	165,000		80,000	(7)	—		20,000	—

Martin A. Simonetti, M.S., M.B.A.	2002	230,000		41,400	(2)	—		35,000	3,675	(4)
Senior Vice President, Finance	2001	215,000		58,050	(5)	—		—	2,000	(6)
Chief Financial Officer and Treasurer	2000	190,000		100,000	(7)	—		61,000	—

(1)	During 2002, Dr. Henney was Chief Executive Officer and Chairman of the Board, and Dr. Gold from January 1 until May 14, 2002 was Vice President—Business Development and from May 15 through December 31, 2002 was Chief Business Officer. On January 1, 2003, Dr. Henney and Dr. Gold assumed the respective positions set forth in the table above.
(2)	Consists of bonus earned in 2002 and paid in 2003.
(3)	Consists of certain tax reimbursements.
(4)	Consists of executive disability insurance and 401(k) matching contribution of $2000, vesting over four years.
(5)	Consists of bonus earned in 2001 and paid in 2002.
(6)	Consists of 401(k) matching contribution of $2000, vesting over four years.
(7)	Consists of bonus earned in 2000 and paid in 2001.
(8)	Dr. Gold joined the Company in May 2001.

Stock Option Grants and Exercises

Dendreon granted 330,000 stock options to the Named Executive Officers during fiscal year 2002. The company granted options to purchase 1,273,611 shares of Dendreon common stock to employees during fiscal year 2002. As of December 31, 2002, options to purchase 2,805,786 shares were outstanding under the Equity Incentive Plan, and options to purchase 413,987 shares remained available for grant. As of December 31, 2002, options to purchase 152,609 shares were outstanding under the 2002 Broad Based Equity Incentive Plan, and options to purchase 1,347,391 shares remained available for grant. All options were granted at the fair market value of the date of grant.

Option Grants in Fiscal Year 2002

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	Percentage of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date	5%	10%
Christopher S. Henney, Ph.D., D.Sc.	50,000	3.9	$4.95	2/27/12	$155,500	$394,500
Mitchell H. Gold, M.D.	16,000 100,000	1.3 7.9	4.95 2.21	2/27/12 7/3/12	49,760 139,000	126,240 352,000
David L. Urdal, Ph.D.	110,000	8.6	4.95	2/27/12	342,100	867,900
Martin A. Simonetti, M.S., M.B.A.	35,000	2.7	4.95	2/27/12	108,850	276,150
T. Dennis George, J.D.	16,000 3,000	1.3 0.2	4.95 2.23	2/27/12 7/5/12	49,760 4,200	126,240 10,650

Option Exercises and Holdings

The following table sets forth the number of shares of the Company’s common stock acquired upon the exercise of stock options by the Named Executive Officers during fiscal year 2002, and the number and value of the shares of the Company’s common stock underlying unexercised options held by the Named Executive Officers as of December 31, 2002. The value realized is based on the fair market value of the underlying securities as of the date of exercise, minus the per share exercise price, multiplied by the number of shares underlying the option. The value of unexercised in-the-money options is based on $5.31 (the closing sale price of Dendreon common stock on December 31, 2002) less the exercise price, multiplied by the number of shares underlying the option. All options were granted under Dendreon’s Equity Incentive Plan.

Option Exercises in Fiscal Year 2002

Name	Shares Acquired on Exercise	Value Realized	Shares Underlying Unexercised Options at December 31, 2002 (#)		Value of the Unexercised In-the-Money Options at December 31, 2002($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher S. Henney, Ph.D., D.Sc.	—	—	158,967	131,739	382,242	86,385
Mitchell H. Gold, M.D.	—	—	25,730	155,270	—	315,760
David L. Urdal, Ph.D	—	—	69,251	160,235	127,719	84,789
Martin A. Simonetti, M.S., M.B.A.	9,166	31,347	46,772	64,812	92,668	31,062
T. Dennis George, J.D.	—	—	28,334	29,000	80,669	15,000

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In October 1998, Dendreon entered into employment letter agreements with each of Drs. Henney and Urdal. The agreements provide that Dr. Henney will receive an annual base salary of $300,000 and Dr. Urdal will receive an annual base salary of $240,000. Dr. Henney’s base salary under the employment letter agreement was subsequently increased by the Compensation Committee to $425,000 and Dr. Urdal’s salary was increased by the Compensation Committee to $330,000, for the year ended December 31, 2002. In addition, Dr. Henney, pursuant to the agreement, was granted an option to purchase 44,000 shares of Dendreon’s common stock at an exercise price of $0.91 per share, which vested monthly on a pro rata basis over four years, beginning May 1, 1998. Dr. Urdal was granted an option to purchase 16,500 shares of Dendreon’s common stock at an exercise price of $0.91 per share, which vested monthly on a pro rata basis over four years, beginning July 1, 1998. Under the agreements, Dendreon reaffirmed the 1995 grant of options to purchase shares of Dendreon’s common stock to Drs. Henney and Urdal at an exercise price of $0.46 per share, all of which have vested and been exercised by Drs. Henney and Urdal. The agreements further provide that the vesting of stock options held by Drs. Henney and Urdal, respectively, will accelerate by one year if Drs. Henney or Urdal are terminated for any reason other than cause.

In May 2001, in connection with the initial employment of Mitchell Gold, Dendreon entered into an employment letter agreement with him. The agreement provided for an annual base salary and an award of options to purchase 65,000 shares of Dendreon’s common stock, vesting over four years. Dr. Gold’s salary was subsequently increased to an annualized base salary of $222,510 for 2002. The letter agreement also provides that, if Dendreon terminates Dr. Gold’s employment within the first three years without cause, he will receive an additional three months’ salary on termination. If his employment is terminated without cause after three years, he will receive one month’s salary for each year of service, up to a maximum of six months’ base salary.

Compensation of Directors

Cash Compensation

Each non-employee director of Dendreon receives the sum of $12,000 per annum for his or her service on the board, payable quarterly at the end of each quarter. In the fiscal year ended December 31, 2002, the total compensation paid to non-employee directors was $84,000. Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at board meetings in accordance with Dendreon policy.

Non-Employee Director Stock Option Grants

The Equity Incentive Plan provides for automatic stock option grants to Dendreon’s non-employee directors. At present, each non-employee director receives an initial grant on the date of his or her first election or appointment to the board of an option to purchase 22,500 shares of the Company’s common stock; 7,500 shares subject to the initial grant vest on the grant date, and the remainder vests in equal tranches of 7,500 shares on each of the first and second anniversaries of the grant date. In addition, beginning on the third anniversary of a non-employee director’s election or appointment to the board, such director automatically receives an annual grant of an option to purchase 7,500 shares of the Company’s common stock, which vests in full upon the date of the grant. The exercise price of all options granted to non-employee directors is the fair market value of the Company’s stock on the grant date.

The non-employee director stock options have a maximum term of ten years for an initial grant and five years for an annual grant, and generally must be exercised prior to the earliest of (a) 18 months following the death of the director, (b) 12 months following termination of the director’s service on the board due to a disability, (c) 3 months following termination of the director’s service to the Company for any other reason, or (d) the expiration of the option’s term.

Upon some types of changes in control in Dendreon’s ownership, all outstanding awards under the Equity Incentive Plan must be assumed by the surviving entity or substituted for similar awards by the surviving entity. If the surviving entity does not assume or substitute the stock, then the vesting and exercisability of outstanding awards held by option holders whose service with the Company or an affiliate has not ended will accelerate prior to the change in control and the awards will terminate to the extent they are not exercised prior to the change in control. The stock options will not be transferable except as otherwise provided in stock option agreement to the extent permitted by federal securities laws and regulations.

In 2002, pursuant to the Equity Incentive Plan, the following directors each received annual grants of 7,500 shares on the dates and at the exercise prices listed below. All of the options were fully vested and immediately exercisable on the date of grant.

Name	Date	Exercise Price
Gerardo Canet	May 3, 2002	$4.20
William Crouse	January 18, 2002	$4.95
Timothy Harris	February 11, 2002	$4.80
Ruth Kunath	December 6, 2002	$5.72
Ralph Shaw	March 13, 2002	$3.85

Compensation Committee Interlocks and Insider Participation

Decisions about executive compensation are made by the Compensation Committee of the board of directors. No member of Dendreon’s Compensation Committee has been an officer or employee of Dendreon at any time. No executive officer of Dendreon serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Dendreon’s board of directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

MANAGEMENT AND CERTAIN SECURITYHOLDERS OF DENDREON

Security Ownership of Certain Beneficial Owners and Management of Dendreon

The following table sets forth certain information regarding the beneficial ownership of Dendreon’s common stock as of March 1, 2003, by (1) each person or group of affiliated persons known by Dendreon to own beneficially more than five percent of the outstanding shares of Dendreon’s common stock, (2) each director, (3) each executive officer named in the Summary Compensation Table under “—Executive Compensation”, and (4) all of Dendreon’s directors and executive officers as a group.

	Beneficial Ownership(1)
Name and Address	Shares Beneficially Owned	Percentage Beneficially Owned
Vulcan Ventures, Inc.(2) 505 Fifth Avenue South, Suite 900 Seattle, WA 98104	4,066,721	15.2%

Entities affiliated with HealthCare Ventures LLC(3) 44 Nassau Street Princeton, NJ 08542	3,809,321	14.2

Mazama Capital Management, Inc.(4) One S.W. Columbia, Suite 1500 Portland, Oregon 97258	2,124,000	7.9

Corvas International, Inc.(5) 3030 Science Park Road San Diego, California 92121	10,225,842	37.0

Mitchell H. Gold, M.D.(8)	36,146	*
David L. Urdal, Ph.D.(7)	476,966	1.8
T. Dennis George, J.D.(9)	85,090	*
Martin A. Simonetti M.S., M.B.A.(10)	171,464	*
Christopher S. Henney, Ph.D., D.Sc.(6)	553,117	2.0
Ruth Kunath(2)	4,097,671	15.3
Gerardo Canet(11)	35,350	*
Timothy Harris, Ph.D.(12)	58,427	*
William Crouse(3)	3,846,821	14.3
Ralph Shaw, J.D.(13)	708,678	2.6
Douglas Watson(14)	28,400	*
Bogdan Dziurzynski(15)	15,000	*
All executive officers and directors as a group (12 persons)(16)	10,113,130	37.7

*	Represents beneficial ownership of less than 1%.
(1)

Unless otherwise indicated, the address of each of the named individuals is c/o Dendreon Corporation, 3005 First Avenue, Seattle, Washington 98121. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Dendreon Common Stock held by them. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Dendreon’s Common Stock subject to options or warrants that are exercisable or will become exercisable within 60 days of March 1, 2003 are deemed outstanding for the purpose of computing the percentage of ownership of the person or entity holding options or warrants but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

Percentage of shares beneficially owned is based on 26,810,904 shares of common stock outstanding as of March 1, 2003.
(2)	Ms. Kunath, one of Dendreon’s directors, manages the Vulcan Biotechnology Portfolio as an employee of Vulcan, Inc. and may be deemed to share voting and investment control over these shares. Ms. Kunath disclaims beneficial ownership of the shares held by Vulcan Ventures, Inc. except to the extent of her pecuniary interest therein. The shares held by Ms. Kunath include 28,950 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(3)	Includes 2,423,699 shares and warrants to purchase 84,638 shares held by HealthCare Ventures III, L.P.; 711,745 shares and warrants to purchase 24,855 shares held by HealthCare Ventures IV, L.P.; and 564,384 shares held by HealthCare Ventures V, L.P. Mr. William Crouse, one of the Company’s directors, is the Managing Director of HealthCare Ventures LLC, the management company for HealthCare Ventures III, L.P., HealthCare Ventures IV, L.P., and HealthCare Ventures V, L.P. and may be deemed to share voting and investment control over these shares. Mr. Crouse disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The shares held by Mr. Crouse include 37,500 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(4)	Information based on Schedule 13G filed with the SEC on February 14, 2003 by Mazama Capital Management, Inc. (“Mazama”). According to the Schedule 13G, Mazama, an investment company, had sole dispositive power over all of the shares and sole voting power over 1,367,600 shares.
(5)	In connection with the merger of Seahawk Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of Dendreon, with and into Corvas International, Inc. (“Corvas”), whereby Corvas will become a wholly owned subsidiary of Dendreon, and the stockholders of Corvas will become stockholders of Dendreon, and subject to the terms of the voting agreements entered into in connect with the merger, and the irrevocable proxies granted pursuant to the voting agreements, Corvas may be deemed to have the sole power to vote an aggregate of 9,420,639 shares, and beneficial ownership of an additional 805,203 shares of common stock issuable upon the exercise of options and warrants exercisable within 60 days of the date of the voting agreements, in each case for the limited purpose of voting the shares in favor of the issuance of shares of Dendreon in the merger, and certain other matters specified in the voting agreements. Other than with respect to the voting rights granted to Corvas pursuant to the voting agreements and the irrevocable proxies, Corvas does not have the right to vote the shares on any other matters. Corvas does not have any power to dispose or direct the disposition of any shares of Dendreon’s common stock.
(6)	Includes 226,248 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(7)	Includes 362,604 shares held jointly with Shirley G. Urdal and 114,362 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(8)	Includes 36,146 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(9)	Includes 35,001 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(10)	Includes 102,005 shares held jointly with Mary Ann Simonetti, 4,833 shares held for the benefit of Mr. Simonetti’s minor child and 64,626 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(11)	Includes 21,600 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(12)	Includes 58,427 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(13)	Includes 663,112 shares held by Shaw Venture Partners III, L.P. and 37,500 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003. Mr. Ralph Shaw is a general partner of Shaw Venture Partner III, L.P. Mr. Shaw disclaims beneficial ownership of the shares held by Shaw Venture Partners III, L.P. except to the extent of his pecuniary interest therein.

(14)	Includes 28,400 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(15)	Includes 15,000 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003.
(16)	Includes an aggregate of 805,753 shares issuable on exercise of outstanding options exercisable within 60 days of March 1, 2003, as follows: Mr. Crouse 37,500 shares; Ms. Kunath 28,950 shares; Dr. Henney 226,248 shares; Dr. Urdal 114,362 shares; Dr. Gold 36,146 shares; Mr. George 35,001 shares; Mr. Simonetti 64,626 shares; Mr. Canet 21,600 shares; Dr. Harris 58,427 shares; Mr. Shaw 37,500 shares; Mr. Watson 28,400 shares; and Mr. Dziurzynski 15,000 shares. Also includes warrants to purchase an aggregate of 109,493 shares as follows: HealthCare Ventures II L.P. 84,638 shares; HealthCare Ventures IV L.P. 24,855 shares.

Equity Compensation Plan Information

Dendreon maintains the 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), 2000 Equity Incentive Plan, as amended (the “2000 Plan”), and the 2000 Employee Stock Purchase Plan (the “ESPP”), pursuant to which it may grant equity awards to eligible persons. The Company also has issued warrants as compensation to consultants and contractors for goods and services provided to the Company. The following table provides information as of December 31, 2002 regarding the 2002 Plan, 2000 Plan and the ESPP and certain other compensatory arrangements pursuant to which Dendreon has issued, or agreed to issue, warrants to purchase shares of Dendreon common stock:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	1,233,608	(3)	$6.93	(3)	2,182,494	(4)
Equity compensation plans not approved by security holders(2)	690,946		$4.90		1,377,391	(5)
Total	1,924,554		$6.20		3,559,885

(1)	These plans are the 2000 Plan and the ESPP.
(2)	These plans are the 2002 Plan and certain compensatory arrangements pursuant to which Dendreon has issued, or agreed to issue, warrants to purchase an aggregate of 568,337 shares of Dendreon common stock.
(3)	Includes information relating solely to options to purchase Dendreon common stock under the 2000 Plan.
(4)	Of these 2,182,494 shares, 1,768,507 remained available for purchase under the ESPP as of December 31, 2002.
(5)	Includes 30,000 shares of Dendreon common stock issuable upon the exercise of a warrant that Dendreon has agreed to issue to Shoreline Pacific, LLC in 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Dendreon has entered into indemnity agreements with its directors, executive officers, and certain other members of senior management which provide, among other things, that Dendreon will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Dendreon, and otherwise to the full extent permitted under Delaware law and Dendreon’s bylaws.

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

3.1	Amended and Restated Certificate of Incorporation. (12)

3.2	Bylaws. (1)

4.1	Specimen Common Stock certificate. (1)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (9)

4.3	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (9)

4.4	Form of Right Certificate. (9)

Exhibit Number		Description

10.1		Indemnity Agreement between the Registrant and each of its directors and certain of its officers. (2)

10.2		2000 Equity Incentive Plan, as amended. (3)*

10.3		2000 Employee Stock Purchase Plan. (2)*

10.4		Fourth Amended and Restated Stockholders’ Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant’s securities. (1)

10.5		Registration Rights and Shareholder’s Agreement, dated October 18, 1999, between the Registrant and Fresenius AG. (1)

10.6		Warrant to purchase 250,000 shares of common stock issued by the Registrant to Fresenius AG, dated October 18, 1999. (1)

10.7		Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal. (1)

10.8		Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni Business Park General Partnership. (1)

10.9		Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC. (1)

10.10		Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit Corporation. (1)

10.11		Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica Business Credit Corporation. (1)

10.12		Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and Transamerica Business Credit Corporation. (1)

10.13		Amended and Restated Collaborative License Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd. (14)

10.14	†	Research and License Agreement, dated February 1, 1999, between the Registrant and Kirin Brewery Co., Ltd. (1)

10.15		Amended and Restated Manufacturing and Supply Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd. (14)

10.16	†	Joint Commercialization Agreement, dated February 1, 2000, between the Registrant and Kirin Brewery Co., Ltd. (1)

10.17		Stock Purchase Agreement, dated June 16, 2000, between the Registrant and Kirin Brewery, Co., Ltd. (2)

10.18	†	Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and J&J PRD. (2)

10.19	†	Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology Services, Inc. (4)

10.20	†	Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)

10.21	†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the Registrant and Gambro Healthcare, Inc. (11)

10.22	†	Collaborative Development and Marketing Agreement between the Registrant and Genentech, Inc., dated August 1, 2002. (8)

10.23		Equity Investment Agreement between the Registrant and Genentech, Inc., dated July 31, 2002. (8)

10.24		Form of Placement Agency Agreement between the Registrant and JP Morgan Securities Inc. (7)

10.25		Form of Lock-up and Voting Agreement, dated as of February 24, 2003, by and between the Registrant and certain officers and directors of Corvas International, Inc., a Delaware corporation. (6)

10.26		Form of Lock-up and Voting Agreement, dated as of February 24, 2003, by and between Corvas International, Inc., a Delaware corporation, and certain officers and directors of the Registrant. (6)

Exhibit Number	Description

10.27	Private Equity Line Financing Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.28	Registration Rights Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.29	2002 Broad Based Equity Incentive Plan. (13)*

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. (15)

(1)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333- 31920 and incorporated by reference herein.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706 and incorporated by reference herein.
(3)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.
(4)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated by reference herein.
(5)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2003 and incorporated by reference herein.
(7)	Filed as an exhibit to Registrant’s Report on Form S-3/A, File No. 333-102351 incorporated by reference herein.
(8)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2002 and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2002 and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein.
(12)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-85032, and incorporated herein by reference.
(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.
(15)	Set forth on the signature page of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.

†	Confidential treatment granted as to certain portions of this Exhibit.
*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

(b)	Reports on Form 8-K.

No Reports on Form 8-K were filed in the fourth quarter of 2002.

(c)	Exhibits

See exhibits listed under Item 15(a)(3).

(d)	Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 28th day of April, 2003.

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold, M.D. Mitchell H. Gold, M.D.	Chief Executive Officer (Principal Executive Officer) and Director	April 28, 2003

/s/ Martin A. Simonetti, M.B.A. Martin A. Simonetti, M.B.A.	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	April 28, 2003

/s/ Christopher S. Henney, Ph.D., D.Sc.* Christopher S. Henney, Ph.D., D.Sc.	Executive Chairman of the Board of Directors	April 28, 2003

/s/ Gerardo Canet* Gerardo Canet	Director	April 28, 2003

/s/ William Crouse* William Crouse	Director	April 28, 2003

/s/ Bogdan Dziurzynski* Bogdan Dziurzynski	Director	April 28, 2003

/s/ Timothy Harris, Ph.D.* Timothy Harris, Ph.D.	Director	April 28, 2003

/s/ Ruth Kunath* Ruth Kunath	Director	April 28, 2003

/s/ Ralph Shaw* Ralph Shaw	Director	April 28, 2003

/s/ David L. Urdal, Ph.D.* David L. Urdal, Ph.D.	Director	April 28, 2003

Signature	Title	Date

/s/ Douglas G. Watson* Douglas G. Watson	Director	April 28, 2003

*By	/s/ Mitchell H. Gold, M.D.
Attorney-in-Fact

CERTIFICATION

I, Mitchell H. Gold, M.D., certify that:

1.	I have reviewed this amended annual report on Form 10-K of Dendreon Corporation;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

/s/  Mitchell H. Gold, M.D.

Mitchell H. Gold, M.D.

Chief Executive Officer

CERTIFICATION

I, Martin A. Simonetti, certify that:

1.	I have reviewed this amended annual report on Form 10-K of Dendreon Corporation;

2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the “Evaluation Date”); and

c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Mitchell H. Gold, M.D., the Chief Executive Officer of Dendreon Corporation (the “Company”), and Martin A. Simonetti, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his knowledge:

1.	Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: April 28, 2003

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