Form 10-Q
period 2003-03-31
DENDREON CORP
filed 2003-05-01
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON 98121

(Address of principal executive offices, including zip code)

(206) 256-4545

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of April 24, 2003 was 26,813,004.

DENDREON CORPORATION

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,321	$11,263
Short-term investments	34,133	35,614
Restricted cash	—	308
Accounts receivable	623	1,760
Other current assets	1,692	2,309

Total current assets	49,769	51,254

Property and equipment, net	3,428	3,578
Long-term investments	—	8,102
Deposits and other assets	788	790

Total assets	$53,985	$63,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$402	$1,041
Accrued liabilities	5,199	4,923
Accrued compensation	998	1,892
Deferred revenue	4,700	5,096
Current portion of capital lease obligations	1,172	1,198

Total current liabilities	12,471	14,150

Deferred revenue, less current portion	2,987	3,750
Capital lease obligations, less current portion	1,093	1,081

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 26,813,004 and 26,558,506 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	27	27
Additional paid-in capital	160,684	160,314
Deferred stock-based compensation	(178)	(253)
Accumulated other comprehensive income	71	118
Accumulated deficit	(123,170)	(115,463)

Total stockholders’ equity	37,434	44,743

Total liabilities and stockholders’ equity	$53,985	$63,724

See accompanying notes

DENDREON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$1,776	$3,028

Operating expenses:
Research and development	6,940	8,376
General and administrative	2,571	2,317
Marketing	86	261

Total operating expenses	9,597	10,954

Loss from operations	(7,821)	(7,926)

Interest income, net:
Interest income	215	632
Interest expense	(101)	(89)

Interest income, net	114	543

Net loss	$(7,707)	$(7,383)

Basic and diluted net loss per share	$(0.29)	$(0.30)

Shares used in computation of basic and diluted net loss per share	26,729	24,983

See accompanying notes

DENDREON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(7,707)	$(7,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	480	423
Non-cash stock-based compensation expense	75	200
Non-cash consulting expense	39	—
Non-cash interest expense	3	3

Changes in current assets and liabilities
Accounts receivable	1,137	149
Other current assets	689	582
Deposits and other assets	2	—
Deferred revenue	(1,159)	(1,403)
Accounts payable	(639)	29
Accrued liabilities and compensation	(618)	(1,602)

Net cash used in operating activities	(7,698)	(9,002)

INVESTING ACTIVITIES:
Purchases of investments	(6,606)	(31,054)
Maturities of investments	16,142	51,754
Proceeds from asset disposals	500	—
Purchases of property and equipment	(330)	(555)
Deferred acquisition costs	(306)	—

Net cash provided by investing activities	9,400	20,145

FINANCING ACTIVITIES:
Payments on long-term debt	—	(281)
Payments on capital lease obligations	(266)	(278)
Proceeds from equipment financing arrangement	252	—
Proceeds from employee stock purchase plan	285	324
Proceeds from exercise of stock options	85	32

Net cash provided by (used in) financing activities	356	(203)

Net increase in cash and cash equivalents	2,058	10,940
Cash and cash equivalents at beginning of year	11,263	13,912

Cash and cash equivalents at period end	$13,321	$24,852

See accompanying notes

DENDREON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Dendreon Corporation, (“the Company” or “Dendreon”), founded in 1992, is a Delaware corporation headquartered in Seattle, Washington dedicated to the discovery and development of novel products for the treatment of diseases through innovative manipulation of the immune system. Dendreon’s product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies and small molecule product candidates. The product candidates most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer.

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of future results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made for consistent presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard applies to the Company effective for exit and disposal activities initiated after December 31, 2002. The adoption of the standard did not cause a material effect on the Company’s operating results or financial conditions.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of the standard did not cause a material effect on the Company’s operating results or financial conditions.

NOTE 3—SIGNIFICANT EVENTS

On February 24, 2003, the Company, Seahawk Acquisition, Inc., a wholly-owned subsidiary formed by the Company, Charger Project LLC, also a wholly-owned subsidiary formed by the Company, and Corvas International, Inc., or Corvas, entered into an agreement by which the Company agreed to acquire Corvas. Pursuant to the agreement, Seahawk Acquisition will merge into Corvas, with Corvas surviving as a wholly-owned subsidiary of the Company. Immediately thereafter, Corvas will merge into Charger Project, with Charger Project surviving as a wholly-owned subsidiary of the Company. The completion of the acquisition is subject to several conditions, including the approval of the acquisition by a majority of the outstanding common stock of Corvas and the approval of the issuance of the Company’s common stock in the acquisition by a majority of its common stock present or represented at a meeting of the Company’s stockholders to approve such issuance.

In connection with the acquisition, each outstanding share of Corvas common stock will be converted into the right to receive 0.45 of a share of the Company’s common stock. The Company will assume all options outstanding under Corvas’ existing stock option plans, and Corvas’ stock options will be exercisable for the Company’s common stock (subject to certain adjustments to the exercise price and number of shares issuable upon exercise of those options). On March 31, 2003, Dendreon and Corvas filed with the Securities and Exchange Commission a Registration Statement on Form S-4 that contains a preliminary joint proxy statement/prospectus with respect to the acquisition and other relevant materials. The transaction is expected to close late in the second quarter of 2003. Unless otherwise indicated, the discussion in this document relates to Dendreon as a stand-alone entity and does not reflect the impact of the proposed acquisition of Corvas.

NOTE 4—ACCOUNTING FOR STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company recognizes compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if the Company had accounted for its employee stock options under the fair value method. The fair value of the Company’s options was estimated at the date of grant using the minimum value method for periods prior to the Company’s initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended March 31, 2003 and 2002: no dividend yields; expected lives of the options of four years; risk-free interest rates of 2.4% and 3.0%, respectively; and volatility of 1.27% and 1.28%, respectively. Because the determination of the fair value of the Company’s options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had the Company accounted for its stock options under the provisions of FAS 123.

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Net loss, as reported	$(7,707)	$(7,383)
Add: stock based employee compensation expense included in reported net loss	75	200
Deduct: pro forma compensation expense determined	(1,191)	(1,117)

Pro forma net loss	$(8,823)	$(8,300)

Basic and diluted net loss per share as reported	$(0.29)	$(0.30)

Pro forma and basic and diluted net loss per share	$(0.33)	$(0.33)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, “Factors That May Affect Our Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

OVERVIEW

Dendreon is dedicated to the discovery and development of novel products for the treatment of diseases through our innovative manipulation of the immune system. Our product pipeline is focused on cancer, and includes therapeutic vaccines, monoclonal antibodies, and small molecule product candidates.

The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immune system for the treatment of cancer. Provenge, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase 3 clinical trials, the final stage of product development.

We initiated two double-blind, placebo-controlled Phase 3 clinical trials, D9901 and D9902, designed to demonstrate that Provenge is safe and effective for treating androgen independent prostate cancer, or AIPC. “Androgen independent” means that tumor growth is no longer regulated by androgens, or male hormones, and that the disease has progressed to an advanced stage. Men with prostate cancer that is hormone resistant are considered androgen independent.

The results from our first Phase 3 trial of Provenge, D9901, were announced in August 2002. The results did not meet the primary endpoint of the study, a pre-specified delay in the time to objective disease progression versus placebo in the overall study population. However, the results demonstrated significant benefit from Provenge treatment for men with a Gleason score of 7 or less. For these patients, the probability of remaining progression-free while on the study was over two times higher than for patients treated with placebo. In addition, the patients receiving Provenge whose disease had not progressed six months after randomization had a greater than eight-fold advantage in progression-free survival compared to patients who received placebo. No apparent benefit was observed among patients with Gleason scores of 8 or higher. A Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. High Gleason scores (8 or above) are indicative of aggressive cancers. In the androgen independent population, approximately 75% of the patients have a Gleason score of 7 or less.

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

In light of the results from D9901, we met with the U.S. Food and Drug Administration, or FDA, to discuss our second Phase 3 clinical trial for Provenge, D9902. Based upon those discussions, the protocol for D9902 has been revised and our plan is that the revised D9902 will serve as the pivotal trial for seeking marketing approval for Provenge. The target population for D9902 will be androgen independent prostate cancer patients with a Gleason score of 7 or less whose cancer has spread, but who otherwise are without symptoms.

We are also currently conducting a Phase 3 clinical trial (P-11) of Provenge to evaluate its safety and potential effectiveness in treating men with early stage, androgen dependent prostate cancer. Men with prostate cancer that is hormone sensitive are considered androgen dependent.

In January 2003, we announced that we had developed a novel assay that enables the use of animal models to characterize Provenge, as well as our other cancer immunotherapies. This assay provides a technically easy cell culture system for the analysis of the activity of Provenge. In February 2003, we announced long-term follow-up data from a patient treated with Provenge who had a complete response and experienced a durable remission. This patient, who had advanced, progressive, prostate cancer with PSA levels rising above 200ng/ml while on traditional hormonal treatment, enrolled in one of the Phase 2 trials in our Provenge program and, following treatment, has been disease free for 3.5 years.

We are conducting Phase 2 clinical trials for Mylovenge™, our therapeutic vaccine for the treatment of multiple myeloma, and Phase 1 clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. We have additional therapeutic vaccines, monoclonal antibodies and small molecule product candidates in preclinical development.

We have incurred significant losses since our inception. As of March 31, 2003, our accumulated deficit was $123.2 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

Revenue related to research with our corporate collaborators is recognized when research services are performed over the related funding periods for each agreement. Under these agreements, we are required to perform research and development activities as agreed or specified in each agreement. The payments received under research collaboration agreements are not refundable if the research effort is not successful. Payments received in advance of the services provided are deferred and recognized as revenue over the future performance periods.

Milestone payments are recognized based upon the achievement of the specified milestone and as defined in the agreements. Revenue from product supply agreements is recorded when the product is shipped and all obligations under the agreements are met.

As of March 31, 2003 we had deferred revenues of approximately $7.7 million.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenue. Revenue was $1.8 million and $3.0 million for the three months ended March 31, 2003 and 2002, respectively, consisting of collaborative and license revenue. The period over period decrease was primarily due to the expiration of our collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development, LLC on December 31, 2002. Of the $1.8 million, $1.1 million represents deferred revenue from licensing and upfront fees paid by Kirin prior to 2003. Of the remaining balance, $623,000 represents reimbursement from Kirin pursuant to our agreement with Kirin for research and development related to Kirin’s SART-3 product candidate. Our research and development agreement with Kirin, under which the SART-3 research was conducted, will conclude in October 2003.

Research and Development Expenses. Research and development expenses decreased to $6.9 million for the three months ended March 31, 2003, from $8.4 million for the three months ended March 31, 2002. The period over period decrease of $1.5 million was due to reduced clinical manufacturing and clinical trial costs.

Our research and development-related activities can be divided into two areas:

1) research and pre-clinical programs, and

2) clinical programs.

The costs of the two areas are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Research and pre-clinical programs	$1,554	$1,518
Clinical programs	5,386	6,858

Total research and development	$6,940	$8,376

Research and development costs by project are not tracked on an actual cost basis, but rather are derived by the allocation of third-party costs, personnel-related costs and other overheads to a project based on human resource time incurred in each project. Research and pre-clinical projects primarily represent the costs associated with our product pipeline generating activities, including discovery research projects focused on vaccine, monoclonal antibody and small molecule technologies. The cost of clinical trial programs represents the advancement of the pipeline into product candidates. It is not possible to estimate the time to completion of the clinical trials and their associated total costs as this is dependent on the outcome of each trial event.

General and Administrative Expenses. General and administrative expenses increased to $2.6 million for the three months ended March 31, 2003, from $2.3 million for the three months ended March 31, 2002. The period over period increase in general and administrative expenses was primarily due to increased insurance, accounting and sales tax expenses. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility costs and third-party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $86,000 for the three months ended March 31, 2003, from $261,000 for the three months ended March 31, 2002. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to lower spending on medical education and market research.

Interest Income. Interest income decreased to $215,000 for the three months ended March 31, 2003, from $632,000 for the three months ended March 31, 2002. The decrease in 2003 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense increased to $101,000 for the three months ended March 31, 2003, from $89,000 for the three months ended March 31, 2002. The increase in 2003 was attributable to a one-time administration fee of $25,000 related to the GE Life Sciences and Technology Financings, a division of General Electric, capital lease line.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $47.5 million at March 31, 2003. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaboration arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. We have received net proceeds of $11.1 million from private financing activities since January 1, 2000, and $84.0 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At March 31, 2003, our investment in equipment and leasehold improvements was $8.7 million. We have an agreement with a financing company under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings, a division of General Electric. As of March 31, 2003, we had financed $252,000 of leasehold improvements, laboratory, computer and office equipment. The lease terms are 36 months and bear interest at 6.2% per year. The agreement expires on June 30, 2003. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of March 31, 2003, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

Net cash used in operating activities for the three months ended March 31, 2003 was $8.0 million. During the three months ended March 31, 2002, we used $9.0 million of net cash in our operating activities. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses.

The Company’s agreement with Shoreline Pacific, LLC, for future financial advisory and consulting services expired in February, 2003. Under the agreement, the Company agreed to pay Shoreline Pacific a fee of a total of 60,000 warrants. Thirty thousand warrants have an exercise price of $2.50 per share, representing the average closing price of the Company’s common stock for the four trading days ended on August 12, 2002. The remaining 30,000 warrants will be issued at an exercise price equal to the average per share closing price of the Company’s common stock for the fifteen trading days immediately preceding and the fifteen days succeeding and including June 1, 2003. The warrants have been valued using the Black-Scholes valuation method. The resulting fair value of $157,000 was amortized over the six month term of the agreement.

In June 2002, we entered into an equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of March 31, 2003, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less issuance costs of $255,000.

On March 31, 2003, Dendreon and Corvas filed with the Securities and Exchange Commission a Registration Statement on Form S-4 that contains a preliminary joint proxy statement/prospectus with respect to the acquisition and other relevant materials. The transaction is expected to close late in the second quarter of 2003. We anticipate at the time of closing that the consolidated companies will have cash, cash equivalents, short and long term investments in excess of $100 million. This estimate is preliminary and may change substantially prior to the completion of the merger.

On January 6, 2003, we filed a “shelf registration statement” with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this registration statement effective on January 22, 2003. Under this registration statement, we may sell our common stock:

•	directly to purchasers;

•	to or through underwriters or dealers;

•	through agents; or

•	through a combination of such methods.

In the event that we offer our stock directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price or prices for any such shares sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales. As of March 31, 2003, we have paid to JP Morgan, as private placement agent for us under a proposed private equity offering in the fall of 2002 and the shelf registration statement, the sum of $61,000. We have also paid legal and other accounting fees in the amount of $107,000. To date we have not sold any of our common stock under this shelf registration statement.

Under the terms of our agreement with Corvas, we have agreed to limit drawdowns under our equity line facility with CMI and sales of our common stock under the shelf registration statement to a maximum of $10 million and to effect such drawdowns or sales of stock only at prices at or above the closing price for our common stock on the Nasdaq National Market on February 24, 2003 or $5.79 per share. Unless Corvas agrees otherwise, these limitations will remain in effect until the closing of our acquisition of Corvas or the earlier expiration or termination of the agreement.

We anticipate that our cash on hand and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 18 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	continuing internal research and development;

•	manufacturing scale-up and other activities related to the commercialization of Provenge; and

•	preparation of an FDA application for approval of Provenge.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under the shelf registration statement, should we need them, or are unable to draw down on our equity line facility when we need to do so because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum closing price per share of $3.00), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of March 31, 2003, we had an accumulated deficit of $123.2 million. Operating losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses in support of our operations, clinical trial expenses, and marketing expenses. We have earned no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future and these losses may increase significantly as we continue clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop systems that support commercialization of our potential products.

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

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including regulatory requirements, scheduling conflicts with participating clinicians and clinical institutions, limits on manufacturing capacity and difficulties in identifying and enrolling patients who meet trial eligibility criteria, may cause significant delays. We may not commence or complete clinical trials involving any of our products as projected or may not conduct them successfully.

We rely on academic institutions, physician practices, and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third-parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol, and may not perform data collection in a timely manner. We rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as or when required.

If our pivotal trial of Provenge does not proceed as planned or if we fail to complete that clinical trial for any reason, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could be materially affected. Our development costs will increase if we experience any future delays in our clinical trials for Provenge or in clinical trials for our other potential products or if we need to perform more or larger clinical trials than planned. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

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

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase III clinical trial for Provenge, did not meet its primary endpoint. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our amended Phase III trial, D9902(B), or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge or our other product candidates may not be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety or efficacy of a product candidate under development, this will delay or prevent regulatory approval of the vaccine, which could prevent us from achieving profitability.

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

It is expensive to develop cancer vaccines, monoclonal antibodies, small molecules and other products, and to conduct clinical trials for and commercialize them. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of products, which is costly. Our existing capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our products;

•	conduct clinical trials; and

•	commercialize our products.

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

We rely in part on collaborators and other third parties to perform for us or assist us with a variety of important functions, including research and development, cell processing, manufacturing and clinical trials management. We also license technology from others to enhance or supplement our technologies. We have never manufactured our cancer vaccines and other potential products on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that the contemplated scale-up will be successful or that it will proceed on the planned timetable. An inability to scale-up the production of the antigen used in Provenge or delay in achieving such scale-up will adversely affect our business.

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

Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms, or at all.

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

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third-party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation currently authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock”, and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

Our executive officers, directors and principal stockholders have substantial control over us, which could delay or prevent a change in our corporate control favored by our other stockholders.

As of April 24, 2003, our executive officers, directors and principal stockholders beneficially owned approximately 36.7% of our outstanding common stock. These stockholders will likely continue to exercise substantial influence over us for the foreseeable future, even if we should issue common stock pursuant to our shelf registration statement or under our equity line facility. Accordingly, these stockholders, individually and as a group, may be able to control us and direct our officers and business, including any determination with respect to a change in control, future issuances of our common stock or other securities, declarations of dividends on our common stock and the election of our board of directors.

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

Our issuance of shares under our equity line facility and in connection with our proposed acquisition of Corvas will dilute the equity ownership of our existing stockholders.

Under our equity line financing agreement with BNY Capital Markets, Inc., or CMI, we may, at our option and subject to the satisfaction of specified conditions, issue to CMI an aggregate of up to 4,593,903 shares of our common stock from time to time through June 11, 2004. The precise number of shares of our common stock that we will issue to CMI over the remaining term of the equity line financing agreement will depend primarily on the number of drawdowns we choose to undertake, the amounts of those drawdowns and the closing market price of our common stock during the drawdown periods. In addition, we estimate that we will issue approximately 12.4 million shares of common stock in connection with our proposed acquisition of Corvas, and that immediately thereafter former Corvas stockholders will hold approximately 31.7% of the then-outstanding shares of our common stock, based on the number of shares of Dendreon and Corvas common stock outstanding as of March 25, 2003. Each of our issuances of common stock to CMI under the equity line facility and to Corvas shareholders upon completion of the proposed acquisition will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests.

If we fail to complete our acquisition of Corvas International, then we will have incurred significant expenses without realizing the expected benefits.

We cannot be certain that we will complete our acquisition of Corvas. The closing of the acquisition is subjection to a number of conditions, some of which are outside our control, including the approval of the transaction by the shareholders of both Dendreon and Corvas and the non-occurrence of any event or condition that would have a material adverse effect on either Corvas or us. Failure to complete the acquisition could have a material adverse impact on our results of operations and financial condition because we would have incurred significant transaction-related expenses without realizing the expected benefits of the transaction, including the acquisition of Corvas’ cash, cash equivalents and investments.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we had short-term investments of $34.1 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Within the 90-day period prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 24, 2003, by and among the Company, Seahawk Acquisition, Inc., Charger Project LLC, and Corvas International, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (5)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (6)

4.3	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

10.1	Form of Lockup and Voting Agreement dated as of February 24, 2003 between Corvas International, Inc. and certain officers, directors and stockholders of the Company (1)

10.2	Form of Lockup and Voting Agreement dated as of February 24, 2003 between the Company and certain officers, directors and stockholders of Corvas International, Inc. (1)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2002, File No. 000-30681.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, File No. 333-31920, as filed on March 8, 2000.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-1/A, File No. 333-31920, as filed on May 22, 2000.

(6)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on February 25, 2003 (File No. 000-30681) announcing that it had entered into an Agreement and Plan of Merger on February 24, 2003 with Corvas International, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 1st day of May, 2003

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

Date: May 1, 2003

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

Date: May 1, 2003

/s/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Mitchell H. Gold, M.D., the Chief Executive Officer of Dendreon Corporation (the “Company”), and Martin A. Simonetti, the Chief Financial Officer of the Company, each hereby certifies that, to the best of his knowledge:

1.    The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, to which this Certification is attached as Exhibit 99.1 (the “Periodic Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

2.    The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated: May 1, 2003

/s/ MITCHELL H. GOLD, M.D.	/s/ MARTIN A. SIMONETTI
Mitchell H. Gold, M.D. Chief Executive Officer	Martin A. Simonetti Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 24, 2003 between the Company and Corvas International, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.1	Specimen Common Stock certificate (3)

4.2	Registration Rights Agreement dated as of June 11, 2002, between the Company and BNY Capital Markets, Inc. (3), (5)

4.4	Rights Agreement between Dendreon Corporation and Mellon Investor Services, as Rights Agent, dated as of September 18, 2002 (4)

10.1	Form of Lockup and Voting Agreement dated as of February 24, 2003 between Corvas International, Inc. and certain officers, directors and stockholders of the Company (1)

10.2	Form of Lockup and Voting Agreement dated as of February 24, 2003 between the Company and certain officers, directors and stockholders of Corvas International, Inc. (1)

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2002, File No. 000-30681.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(3)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 25, 2002, File No. 000-30681.

(5)	Filed as an exhibit to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2002, File No. 000-30681.