Form 10-Q
period 2003-06-30
DENDREON CORP
filed 2003-08-14
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 7, 2003 was 43,991,956.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,555	$11,263
Short-term investments	58,596	35,614
Restricted cash	—	308
Accounts receivable	623	1,760
Other current assets	3,712	2,309

Total current assets	72,486	51,254

Property and equipment, net	3,128	3,578
Long-term investments	—	8,102
Deposits and other assets	782	790

Total assets	$76,396	$63,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$505	$1,041
Accrued liabilities	5,459	4,923
Accrued compensation	1,357	1,892
Deferred revenue	4,305	5,096
Current portion of capital lease obligations	1,391	1,198

Total current liabilities	13,017	14,150

Deferred revenue, less current portion	2,237	3,750
Capital lease obligations, less current portion	1,152	1,081

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 31,331,947 and 26,558,506 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	31	27
Additional paid-in capital	191,473	160,314
Deferred stock-based compensation	(119)	(253)
Accumulated other comprehensive income	35	118
Accumulated deficit	(131,430)	(115,463)

Total stockholders’ equity	59,990	44,743

Total liabilities and stockholders’ equity	$76,396	$63,724

See accompanying notes

Dendreon Corporation Form 10-Q	Page 2	August 14, 2003

DENDREON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$1,823	$3,114	$3,599	$6,142

Operating expenses:
Research and development	7,547	7,421	14,487	15,797
General and administrative	2,462	2,127	5,033	4,444
Marketing	154	217	240	478

Total operating expenses	10,163	9,765	19,760	20,719

Loss from operations	(8,340)	(6,651)	(16,161)	(14,577)

Interest income, net:
Interest income	164	483	379	1,115
Interest expense	(84)	(82)	(185)	(171)

Interest income, net	80	401	194	944

Net loss	$(8,260)	$(6,250)	$(15,967)	(13,633)

Basic and diluted net loss per share	$(0.30)	$(0.25)	$(0.59)	$(0.54)

Shares used in computation of basic and diluted net loss per share	27,682	25,111	27,206	25,047

See accompanying notes

Dendreon Corporation Form 10-Q	Page 3	August 14, 2003

DENDREON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(15,967)	$(13,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	960	859
Non-cash stock-based compensation expense	134	373
Non-cash consulting expense	116	—
Non-cash interest expense	11	6
Changes in current assets and liabilities:
Accounts receivable	1,137	306
Other current assets	(514)	765
Deposits and other assets	8	—
Deferred revenue	(2,304)	(3,091)
Accounts payable	(536)	(685)
Accrued liabilities and compensation	(470)	(1,071)

Net cash used in operating activities	(17,425)	(16,171)

INVESTING ACTIVITIES
Purchases of investments	(43,366)	(62,459)
Maturities of investments	28,403	92,330
Proceeds from asset disposals	500	—
Purchases of property and equipment	(510)	(945)
Deferred acquisition costs	(660)	—

Net cash provided by (used in) investing activities	(15,633)	28,926

FINANCING ACTIVITIES
Payments on long-term debt	—	(281)
Proceeds from capital lease financing agreement	856	—
Payments on capital lease obligations	(592)	(619)
Proceeds from sale of equity securities	30,709	—
Proceeds from exercise of stock options	92	126
Issuance of common stock under the Employee Stock Purchase Plan	285	324

Net cash provided by (used in) financing activities	31,350	(450)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,708)	12,305
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,263	13,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,555	$26,217

See accompanying notes

Dendreon Corporation Form 10-Q	Page 4	August 14, 2003

DENDREON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Dendreon Corporation, founded in 1992, is a Delaware corporation headquartered in Seattle, Washington focused on the discovery and development of novel therapeutic products for the treatment of cancer. Our product pipeline includes therapeutic vaccines, monoclonal antibodies and small molecule product candidates. The product candidates most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer.

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of future results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made for consistent presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The standard requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of FAS 150 to have a material effect on its financial statements.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, the arrangement should be accounted for in accordance with that literature. The Company does not believe the adoption of EITF Issue 00-21 will have a material impact on its financial position or results of operation.

NOTE 3—SIGNIFICANT EVENTS

In June 2003, we sold 4,392,856 shares of our common stock, including related rights to purchase Series A junior participating preferred stock, for $7.00 per share, for an aggregate offering price of $30,750,000, or $30,709,000 net of offering costs. The shares of common stock were registered on our Form S-3 Registration Statement, Reg. No. 333-102351.

Dendreon Corporation Form 10-Q	Page 5	August 14, 2003

NOTE 4—SUBSEQUENT EVENTS

On February 24, 2003, we agreed to acquire Corvas International, Inc., or Corvas, pursuant to a merger agreement among Corvas, our wholly-owned subsidiaries, Seahawk Acquisition, Inc., and Dendreon San Diego LLC (formerly known as Charger Project LLC), and us. On July 30, 2003, in accordance with the terms of the merger agreement, we completed the acquisition of Corvas by merging Seahawk Acquisition, Inc., with and into Corvas, and then merging Corvas with and into Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company.

At the effective time of the acquisition, each outstanding share of Corvas common stock was converted into the right to receive 0.45 of a share of our common stock, with cash to be paid in lieu of fractional shares. In connection with the acquisition, we issued a total of approximately 12.4 million shares of our common stock to former Corvas stockholders.

In addition, at the effective time of the acquisition, we assumed all stock options outstanding under Corvas’ existing stock option plans. These options, as adjusted to reflect the exchange ratio as provided in the merger agreement, are exercisable for approximately 1,525,000 shares of our common stock.

The total value of the acquisition is approximately $69.2 million, including shares issued valued at $62.9 million, the stock options issued valued at $3.9 million, and estimated transaction costs of $2.4 million. The value of our shares used in determining the purchase price was $5.06 per share, based on the average of closing prices of our common stock for a range of seven trading days, consisting of the day of the announcement of the merger, February 25, 2003, and the three days prior and three days subsequent to that announcement. The acquisition will be accounted for under the purchase method of accounting. The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement and adjustments.

July 30, 2003
(in thousands)
Cash, cash equivalent, short and long-term investment	$79,619
Other current assets	2,747
Property, plant and equipment	2,143
In-process research and development	1,295

Total assets acquired	$85,803

Current liabilities	4,226
Long term debts	12,352

Total liabilities assumed	16,578

Net assets acquired	$69,225

Pro forma data combines the financial results of the Company and the preliminary financial data of Corvas as if they had been combined at the beginning of the periods presented. Pro forma data is not necessarily indicative of future results.

Pro forma data:

	Three months ended June 30,		Six months ended June 30,
	(in thousands, except per share amounts)

	2003	2002	2003	2002
Revenues	$1,841	$3,160	$3,655	$6,215
Net loss	$(12,550)	$(11,781)	$(24,968)	$(17,057)
Basic and diluted net loss per share	$(0.31)	$(0.317)	$(0.63)	$(0.46)

The preliminary pro forma financial results include pro forma adjustments for an increase in stock compensation expense related to Corvas’ unvested stock options assumed by Dendreon as of July 30, 2003. The preliminary pro forma financial results do not include the pro forma effect of the charge for in-process research and development as this is a non recurring charge resulting from the acquisition. These preliminary pro forma financial results are subject to final purchase price allocation.

Unless otherwise indicated, the discussion in this report does not reflect the impact of the acquisition of Corvas.

Dendreon Corporation Form 10-Q	Page 6	August 14, 2003

NOTE 5—ACCOUNTING FOR STOCK BASED COMPENSATION

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three and six months ended June 30, 2003 and 2002: no dividend yields; expected lives of the options of four years; risk-free interest rates of 2.4% and 3.0%, respectively; and volatility of 1.26% and 1.28%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net loss, as reported	$(8,260)	$(6,250)	$(15,967)	$(13,633)
Add: stock based employee compensation expense included in reported net loss	59	173	134	373
Deduct: pro forma compensation expense determined	(1,040)	(1,318)	(2,231)	(2,435)
Pro forma net loss	$(9,241)	$(7,395)	$(18,064)	$(15,695)

Basic and diluted net loss per share as reported	$(0.30)	$(0.25)	$(0.59)	$(0.54)

Pro forma and basic and diluted net loss per share	$(0.33)	$(0.29)	$(0.66)	$(0.63)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Dendreon Corporation Form 10-Q	Page 7	August 14, 2003

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, “Factors That May Affect Our Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

OVERVIEW

On February 24, 2003, we agreed to acquire Corvas International, Inc., or Corvas, pursuant to a merger agreement among Corvas, our wholly-owned subsidiaries, Seahawk Acquisition, Inc. and Dendreon San Diego LLC (formerly known as Charger Project LLC), and us. On July 30, 2003, in accordance with the terms of the merger agreement, we completed the acquisition of Corvas by merging Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company. The discussion in this Overview concerns us only, and does not reflect the business and operations of Corvas.

We are focused on the discovery and development of novel therapeutic products for the treatment of cancer. Our product pipeline includes therapeutic vaccines, monoclonal antibodies, and small molecule product candidates. The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immune system for the treatment of cancer. Provenge, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase 3 clinical trials, the final stage of product development.

Enrollment in our second Phase 3 trial of Provenge, D9902B, has begun. This double-blind, placebo-controlled trial will enroll approximately 275 men. To enter the trial, among other things, men must have androgen independent prostate cancer, or AIPC, and Gleason scores of 7 or less. “Androgen independent” means that tumor growth is no longer regulated by androgens, or male hormones, and that the disease has progressed to an advanced stage. Prostate cancer that is hormone resistant is considered androgen independent. A Gleason score is the most commonly used prostate cancer scoring system, and is considered one of the most important prognostic indicators for prostate cancer.

We requested and received a Special Protocol Assessment, or SPA, from the Food and Drug Administration, or FDA, for D9902B, to establish its suitability to provide the basis for a Biologics License Application for Provenge. A SPA is a binding written agreement by which clinical trial sponsors receive an official evaluation from the FDA on pivotal trials that will form the basis for approval of a product.

The preliminary results from our first Phase 3 trial of Provenge, D9901, did not meet the primary endpoint of the study, which was defined as delay in the time to objective disease progression versus placebo in the overall study population. However, the results demonstrated significant benefit from Provenge treatment for men with a Gleason score of 7 or less. For these patients, the probability of remaining progression-free while on the study was over two times higher than for patients treated with placebo. In addition, the patients receiving Provenge whose disease had not progressed six months after randomization had a greater than eight-fold advantage in progression-free survival compared to patients who received placebo. No apparent benefit was observed among patients with Gleason scores of 8 or higher.

Additional preliminary results from D9901 indicate that, in addition to delaying the time to progression of disease, Provenge treatment delayed the onset of disease-related pain in patients with a Gleason score of 7 or less. Delay in the onset of disease-related pain was the secondary endpoint of D9901, which enrolled only patients who did not have cancer-related pain at the time of entry into the study. For patients with a Gleason score of 7 or less treated with Provenge, the probability of remaining free of cancer-related pain while on the study was over two-and-one-half times higher than for patients treated with placebo. No apparent benefit in the pain endpoint was observed among patients with Gleason scores of 8 or higher.

In June 2003, we announced that further analysis from D9901 confirmed that the underlying mechanism of action, a T cell immune response, is consistent with the clinical response seen in D9901. The data showed that Provenge treatment induced a highly significant T cell mediated immune response compared to placebo (p = 0.0003), with Provenge-treated patients demonstrating an eight-fold increase in T cell proliferation compared to placebo. In addition, among men treated with Provenge, those whose tumors were graded with a Gleason score of 7 or less developed median change in T cell mediated immune response seven-fold greater than the T cell immune response seen in Provenge-treated men whose tumors were graded a Gleason score of 8 and higher (p = 0.0065).

In June 2003, we also announced that preliminary results from a National Cancer Institute-sponsored Phase II trial of Provenge, P-16, indicate that Provenge, when used in combination with the investigational product Bevacizumab (Avastin™), demonstrates evidence of increasing PSA doubling time (PSADT) in men with AIPC. Three patients had PSA reductions from baselines of 12%, 33% and 64%, respectively. Of nine patients evaluable for PSA doubling time, median PSADT increased nearly three-fold, from 8.2 months prior to entering the study to 21.4 months after treatment with Provenge and Bevacizumab. PSA, or prostate-specific antigen, is a protein that is highly expressed on substantially all prostate cancer cells. PSA doubling time is a measure of the rate of change of PSA over time and is commonly used as a measure of progression of the disease. Changes in PSADT can only be calculated for patients who have a rising PSA after therapy.

Dendreon Corporation Form 10-Q	Page 8	August 14, 2003

We are also currently conducting a Phase 3 clinical trial of Provenge, P-11, to evaluate its safety and potential effectiveness in treating men with an earlier stage of the disease, androgen dependent prostate cancer. Prostate cancer that is hormone sensitive is considered androgen dependent.

We are conducting Phase 1 clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. Preliminary results from the trial in breast cancer indicate that it may be showing clinical benefit and targeted T cell mediated immune responses in patients with advanced, metastatic, Her-2 positive breast cancer. In addition, the results indicate that a durable immune response can be measured more than one year after treatment and that the immune response can be further boosted by re-treatment with APC8024. We reported in June 2003 that clinical benefit was indicated in 25% of patients treated with APC8024, including one patient with a partial response, as measured by a 50% reduction in tumor volume lasting 25 weeks, and three patients with prolonged stable disease (52, 67, and 72 weeks from treatment with APC8024, respectively, without requiring additional chemotherapy). Treatment with APC8024 was well tolerated, with no significant side effects reported and no evidence of any cardiac toxicity.

We are conducting Phase 2 clinical trials for Mylovenge™, our therapeutic vaccine for the treatment of multiple myeloma, and we have additional therapeutic vaccines, monoclonal antibodies and small molecule product candidates in preclinical development.

We have incurred significant losses since our inception. As of June 30, 2003, our accumulated deficit was $131.4 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

Revenue Recognition

We recognize revenue from the following sources:

Product Sales: Revenue from product supply agreements is recorded when the product is shipped, title and risk of loss has passed to the customer, amounts are deemed to be collectible and all other obligations under the agreements are met.

Grant Revenue: Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Royalty Income: Royalties from licensees are based on reported sales of licensed products and revenues are calculated based on contract terms when reported sales are reliably measurable and collectability is reasonably assured.

Collaborative Research Revenues: We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Up-front Payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status and progress of the project as measured against the estimated timeline as additional information becomes available.

Dendreon Corporation Form 10-Q	Page 9	August 14, 2003

Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones revenue is recognized as if the payment was an up-front fee.

Personnel Supported Research Funding: Under these agreements, research and development activities are performed by designated full-time equivalent personnel (FTE) during a specified funding period. The FTE funding rate is an agreed upon rate comparable to other rates for similar research and development services. Payments received in advance of the research and development activities performed are deferred and recognized on a straight-line basis over the related funding period. Our performance is on a “best efforts” basis with no guarantee of either technological or commercial success.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue. Revenue was $1.8 million and $3.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively. The period over period decrease was primarily due to the expiration of our collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development on December 31, 2002. Of the $1.8 million, $1.1 million represents deferred revenue from licensing and upfront fees paid by Kirin Brewery Co., our collaborator for the development and marketing of Provenge and Mylovenge in Asia and Oceania, prior to 2003. Of the remaining balance, $623,000 represents reimbursement from Kirin pursuant to our agreement with Kirin for research and development related to Kirin’s SART-3 product candidate. Our research and development agreement with Kirin, under which the SART-3 research was conducted, will conclude in October 2003.

Research and Development Expenses. Research and development expenses increased to $7.5 million for the three months ended June 30, 2003, from $7.4 million for the three months ended June 30, 2002.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1) Clinical programs; and

2) Discovery research.

Our research and development expenses for the quarter ended June 30, were as follows:

	For the quarter ended June 30,
	2003	2002
	(in thousands)
Clinical program:
Cancer	$2,098	$1,246
Indirect Costs	3,970	4,481

Total clinical program	6,068	5,727

Discovery research	1,479	1,694

Total research and development expense	$7,547	$7,421

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical program. Indirect costs of our clinical program include wages, payroll, and other employee-related expenses including rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. All collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

Dendreon Corporation Form 10-Q	Page 10	August 14, 2003

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate the following:

•	the timeframe over which our projects are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for sale by the necessary government agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products in the near future. Without revenue generated from commercial sales, we anticipate that we will continue to fund our on-going research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators, and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from necessary government regulators.

General and Administrative Expenses. General and administrative expenses increased to $2.5 million for the three months ended June 30, 2003, from $2.1 million for the three months ended June 30, 2002. The increase in general and administrative expenses was primarily due to increased facilities and depreciation expenses. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility operating cost and third party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $154,000 for the three months ended June 30, 2003, from $217,000 for the three months ended June 30, 2002. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was primarily due to lower spending on medical education and market research.

Interest Income. Interest income decreased to $164,000 for the three months ended June 30, 2003, from $483,000 for the three months ended June 30, 2002. The decrease in 2003 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense increased to $84,000 for the three months ended June 30, 2003, from $82,000 for the three months ended June 30, 2002. The increase in 2003 was attributable to higher average balances of capital lease obligations.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue. Revenue decreased to $3.6 million for the six months ended June 30, 2003, from $6.1 million for the six months ended June 30, 2002. The period over period decrease was primarily due to the expiration of our collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development on December 31, 2002. Of the $3.6 million, $2.2 million represents deferred revenue from licensing and upfront fees paid by Kirin prior to 2003. Of the remaining balance, $1.2 million represents reimbursement from Kirin pursuant to our agreement with Kirin for research and development related to Kirin’s SART-3 product candidate. Our research and development agreement with Kirin, under which the SART-3 research was conducted, will conclude in October 2003.

Research and Development Expenses. Research and development expenses decreased to $14.5 million for the six months ended June 30, 2003, from $15.8 million for the six months ended June 30, 2002. The decrease resulted from decreased clinical trial expenses and personnel-related costs.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1) Clinical programs and

2) Discovery research.

Dendreon Corporation Form 10-Q	Page 11	August 14, 2003

Our research and development expenses for the quarter ended June 30, were as follows:

	For the six months ended June 30,
	2003	2002
	(in thousands)
Clinical program:
Cancer	$3,923	$3,588
Indirect Costs	7,531	9,115

Total clinical program	11,454	12,703

Discovery research	3,033	3,094

Total research and development expense	$14,487	$15,797

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical program. Indirect costs of our clinical program include wages, payroll, and other employee-related expense including rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. All collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate the following:

•	the timeframe over which our projects are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for sale by the necessary government agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products in the near future. Without revenue generated from commercial sales, we anticipate that we will continue to fund our on-going research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from necessary government regulators.

General and Administrative Expenses. General and administrative expenses increased to $5.0 million for the six months ended June 30, 2003, from $4.4 million for the six months ended June 30, 2002. The increase in general and administrative expenses in the period ended June 30, 2003 was primarily due to an increase in salary and benefit expense and a non-cash charge as a result of warrants issued to Shoreline Pacific, LLC.

Marketing. Marketing expenses decreased to $240,000 for the six months ended June 30, 2003, from $478,000 for the six months ended June 30, 2002. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses. The decrease in marketing expense was due to lower spending on medical education and market research and a reduction in staff.

Dendreon Corporation Form 10-Q	Page 12	August 14, 2003

Interest Income. Interest income decreased to $379,000 for the six months ended June 30, 2003, from $1.1 million for the six months ended June 30, 2002. The decrease in 2003 was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense increased to $185,000 for the six months ended June 30, 2003, from $171,000 for the six months ended June 30, 2002. The increase in 2003 was attributable to higher weighted-average balances of capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $68.2 million at June 30, 2003. We have financed our operations since inception through our initial and follow-on public offerings, the private placement of equity securities, revenue from collaboration arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. We have received net proceeds of $11.1 million from private financing activities since January 1, 2000, and $114.7 million from our initial and follow-on public offerings and our June 2003 shelf offering. To date, inflation has not had a material effect on our business.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At June 30, 2003, our investment in equipment and leasehold improvements was $8.9 million. We have an agreement with a financing company under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings, a division of General Electric. As of June 30, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment. The lease terms are 36 months and bear interest at rates ranging from 10.48% to 11.91% per year. The agreement expired on June 30, 2003. We are in the process of negotiating an extension of the equipment lease line with GE. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of June 30, 2003, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

Net cash used in operating activities for the six months ended June 30, 2003 was $17.4 million. During the six months ended June 30, 2002, we used $16.1 million of net cash in our operating activities. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses.

Our agreement with Shoreline Pacific, LLC, for financial advisory and consulting services expired in February 2003. Under the agreement, we agreed to pay Shoreline Pacific a fee of a total of 60,000 warrants. Thirty thousand warrants have an exercise price of $2.50 per share, representing the average closing price of our common stock for the four trading days ended on August 12, 2002. The remaining 30,000 warrants were issued at an exercise price equal to the average per share closing price of our common stock for the fifteen trading days immediately preceding and the fifteen days succeeding and including June 1, 2003, or $6.25 per share. The warrants have been valued using the Black-Scholes valuation method. The resulting fair value of $227,000 was recorded as a charge to general and administrative expense in connection with the agreement.

In June 2002, we entered into a $25,000,000 equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of June 30, 2003, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000. Issuance costs, which include up front legal and accounting fees, were $255,000. As of August 2003, there are 4,593,903 shares available under this equity line facility. The equity line facility will expire on June 11, 2004.

On January 6, 2003, we filed a “shelf registration statement” with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this registration statement effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30,750,000, or $30,709,000, net of offering costs. Under this registration statement, we may sell our common stock:

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

Dendreon Corporation Form 10-Q	Page 13	August 14, 2003

In connection with the acquisition of Corvas, each outstanding share of Corvas common stock was converted into the right to receive 0.45 of a share of our common stock. As a result, we issued approximately 12.4 million shares of common stock to former Corvas shareholders. The Company also assumed all Corvas options outstanding as of the effective date of the merger under Corvas’ existing stock option plans, and Corvas’ stock options are exercisable for the Company’s common stock. As a result, approximately 1,525,000 options to purchase our common stock were issued, on a converted basis. The total value of the acquisition is approximately $69.2 million, including our common stock issued at $62.9 million, the stock options issued valued at $3.9 million, and estimated transaction costs of $2.4 million. The acquired net assets of Corvas included cash, cash equivalents, short and long term investments of approximately $79.6 million, net current assets of approximately $2.7 million and long term debt of approximately $12.3 million which is expected to be paid off in connection with the acquisition.

We anticipate that our cash on hand, including the cash assets of Corvas, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 27 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	continuing internal research and development;

•	manufacturing scale-up related to the commercialization of Provenge; and

•	preparation of an FDA application for approval of Provenge.

However, we may need to or decide to engage in additional financing prior to that time, or we may decide to engage in additional financings prior to that time to enhance our cash position. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under our shelf registration statement or are unable to draw down on our equity line facility because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum closing price per share of $3.00), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We urge you to consider carefully the following risks, in addition to the other information in this Form 10-Q. These risks include risks associated with the business and operations of Corvas International, Inc., which we acquired on July 30, 2003. References to the “combined company” mean Dendreon and Dendreon San Diego LLC, the successor-in-interest to Corvas.

We may not realize all of the anticipated benefits of the acquisition of Corvas.

The success of the acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and other opportunities from integrating the business of Corvas with our business. These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce the combined company’s use of cash. Our success in realizing these and other benefits and the timing of this realization depends upon the successful integration of the operations of Corvas. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the licensing, research and development, manufacturing, supply, collaboration and other important relationships of both companies;

•	motivating employees in light of organizational changes resulting from the acquisition;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

It is possible that we will be unable to integrate the two businesses so as to realize all of the benefits that we expect to result from the acquisition. Integration of operations may be difficult and may have unintended and undesirable consequences. We may not accomplish this integration as quickly, or as smoothly or successfully, as we would like. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits that we expect to result from the combination and could adversely affect our existing business.

Dendreon Corporation Form 10-Q	Page 14	August 14, 2003

We have a history of operating losses; we expect to continue to incur losses and we may never be profitable.

As of June 30, 2003, on a combined basis, we and Corvas had a preliminary combined accumulated deficit of $286.5 million. Neither company has any products that generate material revenue from product sales or royalties. The combination of the two companies will not significantly change this condition. Operating losses have resulted principally from costs incurred in research and development programs and from general and administrative expenses in support of operations, clinical trial expenses, and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future and these losses may increase significantly as we continue clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop systems that support commercialization of our potential products. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our product candidates are commercialized.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer vaccines, pro drugs, monoclonal antibodies, small molecules and other new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of products, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Further, we have and expect to incur additional expenses in connection with the acquisition of Corvas. These expenses include severance costs for executives of Corvas of up to $2.66 million, fees for financial advisors, legal and accounting fees, and $10.0 million in principal for the expected redemption of Corvas’ outstanding subordinated notes. Our capital after the combination and our future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our therapeutic products;

•	conduct clinical trials; and

•	commercialize our products.

We believe that our cash on hand, including the cash assets of Corvas, and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 27 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of milestone payments we receive from our collaborators;

•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;

•	the costs of developing the processes and systems to support FDA approval of Provenge;

•	our timetable for and costs of manufacturing scale-up, the development of marketing operations, and other activities related to the commercialization of Provenge and our other products;

•	our degree of success in our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;

•	the emergence of competing technologies and other adverse market developments; and

•	changes in or terminations of our existing collaboration and licensing arrangements.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be required to delay, reduce or eliminate some of our clinical trials and some of our development programs. If we raise additional funds by issuing equity securities, including under our equity line facility or pursuant to its shelf registration statement, further dilution to our existing stockholders will result.

Dendreon Corporation Form 10-Q	Page 15	August 14, 2003

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

Although for planning purposes we project the commencement, continuation and completion of our clinical trials, a number of factors, including regulatory requirements, scheduling conflicts with participating clinicians and clinical institutions, limits on manufacturing capacity and difficulties in identifying and enrolling patients who meet trial eligibility criteria may cause significant delays. We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

We rely on academic institutions, physician practices, and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third-parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

If we fail to complete our Phase 3 trial of Provenge, D9902B, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could be materially affected. Our development costs will increase if we experience any future delays in our clinical trials for Provenge or in clinical trials for our other potential products or if we need to perform more or larger clinical trials than planned. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

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

We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our potential products, including the following:

•	safety and efficacy results obtained in human clinical trials, as in our Provenge trials, may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, Mylovenge, rNAPc2, APC 8024, the PACT program and trp-p8;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase 3 clinical trial for Provenge, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our amended Phase 3 trial, D9902B, or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge, rNAPc2 or our other product candidates may not continue or be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate under development, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials related to any of our product candidates and could result in the FDA or other regulatory authorities denying approval of our products for any or all targeted indications. We, our collaborators, or the FDA may suspend or terminate clinical trials at any time.

Dendreon Corporation Form 10-Q	Page 16	August 14, 2003

Commercialization of our products in the United States requires FDA approval, which may not be granted, and foreign commercialization is subject to similar approvals.

The FDA can delay, limit or withhold approval of a product for many reasons, including:

•	a product may not demonstrate sufficient safety or efficacy;

•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data, or require data that is different from what was obtained in our clinical trials;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-marketing clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer continue to be subject to strict regulations after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. A significant delay in, or failure to receive approval for, any of our products could materially harm our business and reduce our stock price.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other vaccine products are novel; therefore, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other vaccine products under development.

To date, the FDA has not approved for commercial sale in the United States any cancer vaccine designed to stimulate the body’s immune system cells to kill cancer cells directly. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for marketing and commercial sale, which may impede our ability to obtain FDA approvals. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval could harm our business.

We are subject to extensive regulation, which is costly, time consuming and may subject us to unanticipated delays. Even if we obtain regulatory approval for the commercial sale of any of our products, those products may still face regulatory difficulties.

Our activities, including preclinical studies, clinical trials, cell processing and manufacturing, are subject to extensive regulation by the FDA and comparable authorities outside the United States.

Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may invalidate the studies and require that we replicate those studies.

An investigational new drug application, or IND, must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA requests an extension to review the application, or raises concerns or questions about the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an investigational new drug application may not result in FDA authorization to commence clinical trials in any given case. After such authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold.

Dendreon Corporation Form 10-Q	Page 17	August 14, 2003

We, and third parties on whom we rely to assist us with clinical trials, are subject to extensive regulation by the FDA in the design and conduct of clinical trials. Also, investigational products in clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practice, or cGMP. Other products used in connection with our clinical trials must be manufactured in accordance with regulations called the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of our investigational products. We and third parties with whom we contract for manufacturing and cell processing must comply with cGMP or QSR, as applicable. Our facilities and quality systems and the facilities and quality systems of our third-party collaborators must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge, rNapC2 or any of our other potential products. In addition, the FDA may, at any time, audit one of our clinical trials or audit or inspect a manufacturing or cell processing facility involved with the production of Provenge, rNapC2 or one of our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations, the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delay, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, marketing authorization can be withdrawn or continued marketing conditioned on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

If we fail to enter into collaborative agreements for our product candidates as needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and will need to develop or access cell processing centers, a distribution network, an information technology platform, and sales and marketing and other resources that we currently do not have. Accordingly, the commercialization of Provenge, as well as our other potential products, may require collaboration with a pharmaceutical or biotechnology company that has the financial resources and experience in developing a commercial infrastructure that we currently lack. Whether we are able to negotiate such a collaboration will depend upon a potential collaborator’s evaluation of a number of factors, including the results of our first Phase 3 clinical trial of Provenge and of our second, pivotal Phase 3 clinical trial of Provenge, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we are unable to enter into a satisfactory collaboration agreement, we may be required to delay or scale back the commercialization of Provenge.

If we are able to enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risk in a collaboration agreement for Provenge includes the following risks:

•	the collaborator may independently develop, or develop with third parties, products that could compete with Provenge;

•	the collaborator may not apply the expected financial resources or required expertise in developing the infrastructure necessary to successfully commercialize Provenge;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that insure that sales of Provenge reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization of Provenge or adversely affect its sales or profitability.

The occurrence of any of these events could adversely affect the commercialization of Provenge by delaying the date on which sales of the product, after approval by the FDA, begin, by slowing the pace of growth of such sales, by reducing the profitability of the product, or by adversely affecting the reputation of the product in the market.

Dendreon Corporation Form 10-Q	Page 18	August 14, 2003

We have collaborations with Kirin Brewery, Ltd. for the development and commercialization of Provenge and other cancer vaccines in Asia and Oceania, and Genentech, Inc. for the research, development and commercialization of monoclonal antibodies and potentially other therapies targeting trp-p8. We will also have collaborations with Abgenix, Inc. for the research, development and commercialization of monoclonal antibodies to two selected antigens from our portfolio of serine proteases, and Dyax Corp. for the research, development and commercialization of cancer therapeutics focused on serine protease inhibitors. With the exception of the collaboration with Kirin, each of these collaborations involve potential products that are at the preclinical stage of development and the risks described above that are associated with later stage products are less likely to materially impact us if they occur. To date, we have not experienced difficulties with these or other collaborations that have had a material negative effect on our business or research and product development efforts, and we have not been negatively affected by consolidations involving potential collaborators.

Our competitors may develop and market products that are less expensive, more effective, or safer, or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer and cardiovascular disease fields is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render Provenge or our other potential products obsolete even before they begin to generate any revenue.

There are products currently under development by others that could compete with the products that we are developing. AVI BioPharma, Inc., Cell Genesys, Inc. and Therion Biologics are each developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma and Therion are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys has completed Phase 2 clinical trials of its prostate cancer vaccine, and has announced plans to commence Phase 3 trials. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors, and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other potential therapeutic vaccines for other cancer types.

Due to the high incidence of cardiovascular disease, most, if not all, of the major pharmaceutical companies have significant research and development programs in this area. rNAPc2, if approved, would compete against FDA-approved anti-clotting agents sold by a number of large pharmaceutical companies including Abbott Laboratories, Aventis, Eli Lilly and Company and Bristol-Myers Squibb Company.

Some of our competitors in prostate cancer vaccines and all of the companies marketing approved anti-clotting agents have substantially greater research and development capabilities, and manufacturing, marketing, financial and managerial resources than we do. If our products receive marketing approval, but cannot compete effectively in the marketplace, our profitability and financial position will suffer.

Market acceptance of our product candidates, if any, is uncertain.

Even if products of the combined company are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products then in use. Recommendations and endorsements by influential physicians will be essential for market acceptance of our products, if approved, and we may not be able to obtain these recommendations and endorsements. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing and reimbursement by third-party payors.

Failure to retain key personnel could impede our ability to develop our products and to continue to obtain new collaborations or other sources of funding.

The combined company will depend, to a significant extent, on the efforts of its key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and President are involved in a broad range of critical activities, including providing strategic and operational guidance. The quality and skills of these individuals are significant factors in attracting funding sources and collaborators. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Dendreon Corporation Form 10-Q	Page 19	August 14, 2003

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete development and implement commercialization efforts for any product candidates approaching marketing approval. We will need to add marketing and sales personnel and personnel in all areas of our operations and to expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

•	train, manage and motivate our employees;

•	accurately forecast demand for our products; and

•	expand existing operational, financial and management information systems.

If we fail to manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

We have no commercial or other large-scale manufacturing experience and rely on third-party manufacturers, which will limit our ability to control the availability of, and manufacturing costs for, our products.

To be successful, our products must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We may rely on third parties for the commercial manufacture of our products and may also rely on third parties for the manufacture of products to be used in clinical trials. A limited number of contract manufacturers are capable of manufacturing products that we hope to commercialize. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture our products ourself, we may not be able to conduct clinical trials as planned or to market and sell our products.

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

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates. There are, in general, relatively few alternative sources of supply for these products. While these vendors have produced our vaccine components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these products could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period, adversely affecting our business.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop patentable technologies that are the basis for or incorporated in our potential products. These issued patents and applications relate to the antigens, serine proteases, compounds, and other biologic matter around which our product candidates are constructed, as well as the methods and processes for manufacturing those product candidates. Our patent applications are in various stages of processing. We expect that the combined company will continue to file and prosecute patent applications and that our success may depend on our ability to establish and defend our proprietary rights in the technologies that are the subject of these applications.

Dendreon Corporation Form 10-Q	Page 20	August 14, 2003

The fact that we have filed a patent application, or that a patent has issued, does not insure that we will have meaningful protection from competition with regard to the underlying technology or product. Others can challenge any patent application that we may file or the validity and/or scope of any patent issued to us. The patents themselves may relate to inventions that are reasonably easy to design around and other companies may invent comparable or superior technologies that do not rely on any of our patented technologies.

Patent law relating to the scope of claims in the biotechnology field is still evolving and, consequently, patent positions in our industry may not be as strong, or may be subject to greater risk of challenge, and more uncertainty as to the outcome of any such challenge, than would be the case in more established fields. Because patents are particularly important in the field of medical technology, other companies may have a greater incentive to challenge our patents or to assert that our technologies violate their proprietary rights than might otherwise be the case.

We are also subject to the risk of claims, whether meritorious or not, that our products or processes use proprietary technology of others for which we do not have a valid license. We attempt to protect ourselves against this risk by conducting patent searches, by taking precautions to avoid the unauthorized use or transfer of proprietary information by our employees, by obtaining licenses as appropriate and by requiring assurance from our collaborators that they do not improperly employ proprietary technology of others. None of these efforts insures that we will not infringe proprietary rights of others or that a claim to that effect will not be made against us.

Litigation relating to the ownership and use of intellectual property is expensive and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our property rights. Even if we are able to defend our positions, the cost of doing so may adversely affect our profitability. Neither Dendreon nor Corvas has experienced significant patent litigation. However, this may reflect in part the fact that neither company has yet commercialized any products. The combined company may be subject to such litigation and may not be able to protect its intellectual property at a reasonable cost, if such litigation is initiated.

We presently plan to collaborate with a larger company in the commercialization, marketing and distribution of Provenge in the United States, and collaborate with other companies in the development and commercialization of our other potential products. In some cases, we may develop a product candidate in collaboration with other companies in order to share the development risk, to gain access to complementary technologies or facilities or for other reasons. The existence of uncertainty with respect to our ownership of technology, which can exist as a result of a challenge to such ownership without regard to the merits of the challenge, could impede our ability to enter into such relationships on an advantageous basis or at all.

We also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose our technology. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require those who work with us to execute confidentiality agreements, these agreements may not provide effective protection of our information.

The availability and amount of reimbursement for our potential products and the manner in which government and private payors may reimburse for our potential products is uncertain; we may face challenges from government and private payors that adversely affect reimbursement for our potential products.

We expect that many of the patients who seek treatment with our products, if those products are approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly-approved products, especially novel products such as ours, is not certain and those regulations and interpretive rulings are subject to change. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell our potential products, if approved.

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

Dendreon Corporation Form 10-Q	Page 21	August 14, 2003

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage and we intend to obtain product liability insurance coverage in the future. However, this insurance coverage may not be available to us at an acceptable cost, if at all. We may not be able to obtain future insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our research and development activities will continue to involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. In the event of an accident or contamination, we would likely incur significant costs associated with civil penalties or criminal fines, lawsuits from regulatory authorities and private parties, and in complying with environmental laws and regulations.

Market volatility may affect the Dendreon stock price and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for Dendreon common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including our historical and anticipated operating results, preclinical and clinical trial results, market perception of the prospects for biotechnology companies as an industry sector and general market and economic conditions, some of which are beyond our control. Factors such as fluctuations in our financial and operating results, changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses, FDA review of our product development activities, the results of preclinical studies and clinical trials, announcements of technological innovations or new commercial products by us or our competitors, developments concerning key personnel and our intellectual property rights, significant collaborations or strategic alliances and publicity regarding actual or potential performance of products under development by us or our competitors could also cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low closing prices per share of Dendreon common stock on the Nasdaq National Market were $16.73 and $5.81 respectively in 2001, $9.80 and $1.40 respectively in 2002, and $8.21 and $4.07 respectively in this year through August 7, 2003. The average daily trading volume of Dendreon common stock on the Nasdaq National Market was 97,000 shares in 2001, 135,000 shares in 2002, and 326,082 shares this year through August 7, 2003. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Because the historical trading prices of Dendreon and Corvas common stock were dependent on factors relating solely to each respective company on a stand-alone basis, we cannot predict the effect of the combination on the trading price of Dendreon common stock after the combination. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in the Dendreon charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of the Dendreon certificate of incorporation and bylaws will make it more difficult for a third-party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. For example, our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation. In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. We also have implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

Dendreon Corporation Form 10-Q	Page 22	August 14, 2003

We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied.

If registration rights that we have previously granted are exercised, then the Dendreon stock price may be negatively affected.

We have granted registration rights in connection with the issuance of our securities to a number of our principal stockholders and warrant holders. In the aggregate, as of June 30, 2003, these registration rights covered approximately 8,822,725 shares of our common stock which were then outstanding and an additional 173,189 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Dendreon’s issuance of shares under our equity line facility and our shelf registration statement will dilute the equity ownership of our existing stockholders.

Under our equity line financing agreement with BNY Capital Markets, Inc., or CMI, we may, at our option and subject to the satisfaction of specified conditions, issue to CMI an aggregate of up to 4,593,903 shares of Dendreon common stock from time to time through June 11, 2004. In addition, we may sell up to $44 million of our common stock under our outstanding shelf registration statement. The precise number of shares of our common stock that we may issue to CMI over the remaining term of the equity line financing agreement will depend primarily on the number of drawdowns we choose to make, the amounts of those drawdowns and the closing market price of our common stock during the drawdown periods. Sales under our shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors, and our cash needs. Each of our issuances of common stock to CMI under the equity line facility and to other investors under our shelf registration statement will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests.

Transactions by CMI may adversely affect the price of Dendreon common stock.

From time to time during drawdown periods, within limitations specified in our equity line facility with CMI and subject to applicable laws, CMI may engage in hedging and other transactions in our common stock, and may sell and deliver shares of Dendreon common stock issued under the equity line facility in connection with these transactions. If CMI engages in such transactions, the price of our common stock may be adversely affected.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we had short-term investments of $58.6 million. Our short-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to Dendreon and our consolidated subsidiaries is made known to management, including during the period when we prepare our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Dendreon Corporation Form 10-Q	Page 23	August 14, 2003

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on Tuesday, July 29, 2003 in Seattle, Washington. Of the 30,760,432 shares of common stock outstanding as of the record date, 22,340,645 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

1.	To vote upon a proposal to approve the issuance of shares of Dendreon common stock in accordance with the terms of the merger agreement by and between Dendreon, Merger Sub, Charger LLC, and Corvas.

For:	19,993,234
Against:	201,854
Abstain:	75,984
Broker Non-votes:	10,489,260

2.	To elect three Class Three Directors to serve until the 2006 Annual Meeting and until a successor is duly elected and qualified.

Name	For	Withheld
Christopher S. Henney, Ph.D., D.Sc.	19,330,230	3,010,415
David L. Urdal, Ph.D.	22,113,061	227,584
Douglas G. Watson	22,205,655	134,990

Pursuant to the merger agreement by which we acquired Corvas, we agreed that one of the directors in this class and one of the directors continuing in office until the 2005 annual meeting would resign and two former Corvas directors, nominated by Corvas and acceptable to us, would be elected to fill the vacancies created by the resignations. Our board of directors determined that it was in our best interests that each of Messrs. Henney, Urdal, and Watson continue as directors of the combined company. At the Annual Meeting of our Board of Directors on July 29, 2003, Mr. Watson, Ralph Shaw, a director whose term of office expires in 2004, and William Crouse, a director whose term of office expires in 2005, each resigned, and the board elected Mr. Watson to the vacancy created by Mr. Shaw’s resignation, with Mr. Watson’s term of office to expire at the 2004 Annual Meeting. The board then elected Susan Bayh, a former Corvas director, to fill the vacancy created by Mr. Watson’s resignation, and M. Blake Ingle, also a former Corvas director, to fill the vacancy created by Mr. Crouse’s resignation. Thus, directors continuing in office until the 2004 Annual Meeting are Gerardo Canet, Bogdan Dziurzynski, and Douglas Watson; the directors continuing in office until the 2005 annual meeting are Mitchell Gold, M. Blake Ingle, Timothy Harris, and Ruth Kunath; and the directors continuing in office until the 2006 annual meeting are Susan Bayh, Christopher S. Henney, and David L. Urdal.

3.	To amend the Dendreon 2000 Equity Incentive Plan to:

(a)	increase the number of shares of Dendreon common stock authorized for issuance under the Equity Incentive Plan by an additional 2,000,000 shares;

(b)	increase the number of shares of Dendreon common stock annually reserved for issuances under the Equity incentive plan, effective as of and from January 1, 2004, from 550,000 to 750,000 shares; and

(c)	expressly permit Dendreon to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by Dendreon in connection with a merger, consolidation or other corporate reorganization in which Dendreon is a party, including the Corvas stock options.

For:	12,988,179
Against:	3,718,134
Abstain:	128,268
Broker Non-votes:	13,925,851

4.	To amend the Dendreon 2000 Equity Incentive Plan to:

(a)	increase the annual option grant automatically made to each Dendreon non-employee director by 2,500 shares and

(b)	extend the term of each annual grant made to non-employee directors by five years.

For:	21,380,298
Against:	824,005
Abstain:	136,342
Broker Non-votes:	8,419,787

Dendreon Corporation Form 10-Q	Page 24	August 14, 2003

5.	To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2003.

For:	22,139,654
Against:	110,143
Abstain:	90,848
Broker Non-votes:	8,419,787

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating preferred stock (4)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer & Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on September 25, 2002.

(b) Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarterly period ended June 30, 2003:

•	Form 8-K for the event of April 29, 2003, as filed on May 6, 2003, furnishing under Item 9 (in lieu of Item 12, in accordance with Securities and Exchange Commission Release No. 33-8216) information concerning our results of operations and financial condition;

•	Form 8-K for the event of June 11, 2003, as filed on June 13, 2003, providing disclosure under Item 5 and filing exhibits relating to the common stock offering under our shelf registration statement; and

•	Form 8-K for the event of June 16, 2003, as filed on June 16, 2003, providing disclosure under Item 5 and filing an exhibit relating to the common stock offering under our shelf registration statement.

Dendreon Corporation Form 10-Q	Page 25	August 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of August, 2003

DENDREON CORPORATION

By:	/s/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Dendreon Corporation Form 10-Q	Page 26	August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating preferred stock (4)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer & Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on September 25, 2002.

Dendreon Corporation Form 10-Q	Page 27	August 14, 2003