Form 10-Q
period 2003-09-30
DENDREON CORP
filed 2003-11-14
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

www.dendreon.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2003 was 44,757,730.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,130	$11,263
Short-term investments	97,135	35,614
Restricted cash	303	308
Accounts receivable	—	1,760
Other current assets	5,173	2,309

Total current assets	118,741	51,254

Property and equipment, net	5,642	3,578
Long-term investments	9,873	8,102
Deposits and other assets	778	790

Total assets	$135,034	$63,724

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$810	$1,041
Accrued liabilities	7,470	4,923
Accrued compensation	3,422	1,892
Deferred revenue	3,297	5,096
Current portion of long-term debt	2,428	—
Current portion of capital lease obligations	1,287	1,198

Total current liabilities	18,714	14,150

Deferred revenue, less current portion	1,477	3,750
Capital lease obligations, less current portion	946	1,081

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,180,792 and 26,558,506 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	44	27
Additional paid-in capital	259,909	160,314
Deferred stock-based compensation	(859)	(253)
Accumulated other comprehensive (loss) income	(39)	118
Accumulated deficit	(145,158)	(115,463)

Total stockholders’ equity	113,897	44,743

Total liabilities and stockholders’ equity	$135,034	$63,724

See accompanying notes

Dendreon Corporation Form 10-Q	Page 2

DENDREON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$1,777	$4,992	$5,376	$11,134

Operating expenses:
Research and development	9,315	7,636	23,802	23,436
Acquired in-process research and development	1,780	—	1,780	—
General and administrative	4,536	2,475	9,569	6,916
Marketing	106	146	346	625

Total operating expenses	15,737	10,257	35,497	30,977

Loss from operations	(13,960)	(5,265)	(30,121)	(19,843)

Interest income, net:
Interest income	400	361	779	1,476
Interest expense	(168)	(92)	(353)	(262)

Interest income, net	232	269	426	1,214

Loss before income taxes	(13,728)	(4,996)	(29,695)	(18,629)
Foreign income tax expense	—	200	—	200

Net loss	$(13,728)	$(5,196)	$(29,695)	$(18,829)

Basic and diluted net loss per share	$(0.35)	$(0.20)	$(0.95)	$(0.74)

Shares used in computation of basic and diluted net loss per share	39,764	25,786	31,420	25,309

See accompanying notes

Dendreon Corporation Form 10-Q	Page 3

DENDREON CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(29,695)	$(18,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,780	—
Depreciation expense	1,583	1,298
Non-cash stock-based compensation expense	378	569
Non-cash stock-based consulting expense	447	52
Non-cash interest expense	12	9
Changes in current assets and liabilities:
Accounts receivable	1,760	(382)
Other current assets	(219)	544
Deposits and other assets	12	12
Deferred revenue	(4,072)	(3,683)
Accounts payable	(495)	(290)
Accrued liabilities and compensation	(908)	(270)

Net cash used in operating activities	(29,417)	(20,970)

INVESTING ACTIVITIES
Purchases of investments	(44,474)	(23,879)
Maturities of investments	57,005	50,221
Proceeds from asset disposals	500	250
Purchases of property and equipment	(1,505)	(1,180)
Net cash acquired from Corvas International, Inc.	1,052	—

Net cash provided by investing activities	12,578	25,412

FINANCING ACTIVITIES
Payments on long-term debt	(10,000)	(281)
Proceeds from capital lease financing agreement	856	386
Payments on capital lease obligations	(902)	(886)
Proceeds from sale of equity securities	30,709	1,952
Proceeds from exercise of stock options	491	183
Issuance of common stock under the Employee Stock Purchase Plan	552	436

Net cash provided by financing activities	21,706	1,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,867	6,232
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,263	13,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,130	$20,144

See accompanying notes

Dendreon Corporation Form 10-Q	Page 4

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1—BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business – Dendreon Corporation, founded in 1992, is a Delaware corporation headquartered in Seattle, Washington focused on the discovery, development and commercialization of targeted therapies for cancer. Our product pipeline includes therapeutic vaccine, monoclonal antibody, small molecule and pro-drug product candidates. The product candidates most advanced in development are therapeutic vaccines that are designed to stimulate a patient’s immunity for the treatment of cancer.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, the Company completed the acquisition of Corvas International, Inc., “Corvas” (See Note 3 – Significant Events). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” the Company has included in its results of operations for the three and nine months ended September 30, 2003, the results of operations of Corvas from July 30, 2003.

Basis of Presentation – The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of future results that may be expected for the year ending December 31, 2003. Certain reclassifications have been made for consistent presentation.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was originally effective for the Company on July 1, 2003. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 will not have a material impact on the results of operations or the financial position of the Company.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”). The standard requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company at the beginning of our third quarter of 2003. The adoption of FAS No. 150 did not have a material effect on the Company’s financial statements.

Dendreon Corporation Form 10-Q	Page 5

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in our third quarter of 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, the arrangement should be accounted for in accordance with that literature. The adoption of EITF Issue 00-21 did not have a material impact on the results of operation or the financial position of the Company.

NOTE 3—SIGNIFICANT EVENTS

On February 24, 2003, we agreed to acquire Corvas International, Inc., or Corvas, pursuant to a merger agreement among Corvas, our wholly-owned subsidiaries, Seahawk Acquisition, Inc. and Dendreon San Diego LLC (formerly known as Charger Project LLC), and us. On July 30, 2003, in accordance with the terms of the merger agreement, we completed the acquisition of Corvas by merging Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company. We believe that the acquisition of Corvas will provide significant strategic and financial benefits.

At the effective time of the acquisition, each outstanding share of Corvas common stock was converted into the right to receive 0.45 of a share of our common stock, with cash to be paid in lieu of fractional shares. In connection with the acquisition, we issued a total of 12.4 million shares of our common stock to former Corvas stockholders.

In addition, at the effective time of the acquisition, we assumed all stock options outstanding under Corvas’ existing stock option plans. These options, as adjusted to reflect the exchange ratio as provided in the merger agreement, were exercisable for 1.5 million shares of our common stock. We recorded a charge of $511,000 as deferred stock compensation related to the intrinsic value of unvested stock options assumed in the merger.

Dendreon Corporation Form 10-Q	Page 6

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The total value of the acquisition is approximately $69.6 million, including shares issued valued at $62.9 million, the stock options assumed valued at $4.4 million, and transaction costs of $2.3 million. The value of our shares used in determining the purchase price was $5.06 per share, based on the average of closing prices of our common stock for a range of seven trading days, consisting of the day of the announcement of the merger, February 25, 2003, and the three days prior and three days subsequent to that announcement. The acquisition is being accounted for under the purchase method of accounting. The following table summarizes the allocation of the purchase price to the assets acquired, liabilities assumed and other charges at the date of acquisition.

July 30, 2003 (in thousands)
Cash and cash equivalents	$3,334
Short- and long-term investments	76,283
Other current assets	2,888
Property, plant and equipment	2,143

Total assets acquired	84,648

Current liabilities	2,813
Accrued severance	2,181
Long term debts	12,352

Total liabilities	17,346

Net assets acquired	67,302
Deferred stock compensation	511
In-process research and development	1,780

Total purchase price	$69,593

Any future adjustments to the fair values of the net assets and liabilities acquired will affect the allocation of the purchase price and may affect the in-process research and development (IPR&D) charge.

In-process Research and Development. Approximately $1.8 million of the purchase price was allocated to IPR&D based initially on the estimated fair value of Corvas’ rNapc2 cardiovascular product candidate that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the condensed consolidated statement of operations for the three and nine months ended September 30, 2003.

The estimated fair value of this product candidate was determined based on the use of a discounted cash flow analysis. The estimated after-tax cash flows were probability weighted to take into account the stage of completion and risks surrounding the successful development and commercialization of rNapc2. These cash flows were then discounted at a present value using discount rates of 20%. In addition, solely for the purpose of estimating the fair value of this IPR&D project as of July 30, 2003, the following assumptions were made: Management estimated completion of the Phase II trial in the first half of 2004 and completion of Phase III trials in the first half of 2006, with final FDA approval in 2007.

The major risks and uncertainties associated with the timely and successful completion of the development and commercialization of rNapc2 consist of the ability to confirm the safety and efficacy of this product candidate based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of development and commercialization will materialize, as or when estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Dendreon Corporation Form 10-Q	Page 7

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Restructuring plans. In connection with the Corvas acquisition, the Company initiated an integration plan to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The following table summarizes the liabilities established as a result of the acquisition and payments made through September 30, 2003 (in thousands):

	Balance at July 30, 2003	Payments	Balance at September 30, 2003
Accrued employee related severance and benefits	$2,181	$(910)	$1,271

Pro forma Information. Pro forma data combines the financial results of the Company and the financial data of Corvas as if they had been combined at the beginning of the periods presented. Pro forma data is not necessarily indicative of future results.

Pro forma data:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands, except per share amounts)
	2003	2002	2003	2002
Revenues	$1,792	$5,035	$5,447	$11,250
Net loss	$(17,533)	$(11,832)	$(42,473)	$(36,244)
Basic and diluted net loss per share	$(0.40)	$(0.31)	$(1.03)	$(0.96)
Shares used in computation of basic and diluted net loss per share	43,955	38,223	41,078	37,746

The pro forma financial results include pro forma adjustments for an increase in deferred stock-based compensation expense related to Corvas’ unvested stock options assumed by Dendreon as of July 30, 2003. The pro forma financial results do not include the pro forma effect of the charge for in-process research and development as this is a non recurring charge resulting from the acquisition. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods represented or indicative of results that may be achieved in the future.

NOTE 4—SUBSEQUENT EVENTS

On November 14, 2003, we announced that we had reached an agreement to license to Kirin Brewery Co., Ltd., or Kirin, of Tokyo, Japan, patent rights of ours relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin will pay us $20 million and release its rights to our lead product, Provenge®, in Asia and Pacific Rim countries. This agreement ends our collaboration with Kirin and we are now able to pursue a worldwide collaboration for Provenge. The $20 million will be paid to us in cash in four installments; $2 million on the signing of the agreement, and $6 million annually for three years thereafter.

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. Dendreon San Diego LLC, as successor by merger to

Dendreon Corporation Form 10-Q	Page 8

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the obligations of Corvas under the Change in Control Plan, withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleges breach of the Change in Control Plan, violation of the California Labor Code and other claims, and seeks damages, and attorneys’ fees and costs. We dispute Dr. Vlasuk’s claim and intend to vigorously defend the action.

NOTE 5—ACCOUNTING FOR STOCK BASED COMPENSATION

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options, rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require the use of a fair value option model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant and the intrinsic value of restricted stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method. The fair value of restricted stock grants are recognized as stock compensation expense on a straight-line basis over the vesting period.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three and nine months ended September 30, 2003 and 2002: no dividend yields; expected lives of the options of four years; risk-free interest rates of 3.1% and 3.0%, respectively; and volatility of 96% and 128%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods.

Dendreon Corporation Form 10-Q	Page 9

DENDREON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net loss, as reported	$(13,728)	$(5,196)	$(29,695)	$(18,829)
Add: stock based employee compensation expense included in reported net loss	110	196	244	569
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(914)	(1,150)	(2,873)	(3,590)

Pro forma net loss	$(14,532)	$(6,150)	$(32,324)	$(21,850)

Basic and diluted net loss per share as reported	$(0.35)	$(0.20)	$(0.95)	$(0.74)

Pro forma and basic and diluted net loss per share	$(0.37)	$(0.24)	$(1.03)	$(0.86)

We plan to grant options to two former consultants of ours to resolve claims by them of an oral agreement to modify and renew a consulting agreement for two years. The alleged oral agreement, if established, would have extended the period of time for the consultants to exercise a total of 90,571 options granted to them at an exercise price of $0.91 per share as compensation for services provided under the consulting agreement. We presently plan to grant the two consultants a total of 90,571 options at an exercise price of $6.32 per share upon execution of a written agreement with them. The options would be fully vested and would expire in March 2011. We have estimated the value of these options, using the Black-Scholes method, and recorded an accrued consulting expense of $570,000. This estimate may be adjusted based upon our stock price if and when a written agreement with the consultants is executed.

During the quarter ended September 30, 2003 we granted members of our management team restricted stock awards that vest 25% upon grant and the balance over a two year period. We recorded a deferred stock-based compensation expense in connection with these awards of $473,000, of which $134,000 was recognized during the quarter ended September 30, 2003.

Dendreon Corporation Form 10-Q	Page 10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, you are urged to carefully review and consider the various disclosures made by us which describe factors which affect our business, including without limitation, “Factors That May Affect Our Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

OVERVIEW

On July 30, 2003, in accordance with the terms of the merger agreement, we completed the acquisition of Corvas by merging Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company. Unless otherwise indicated, the discussion in this report of the results of operations for the three and nine months ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of Corvas, commencing from July 30, 2003. The results of operations for the three and nine months ended September 30, 2002, and financial condition as of December 31, 2002, include only the historical results of Dendreon.

We are focused on the discovery, development and commercialization of targeted therapies for cancer. Our product pipeline includes therapeutic vaccine, monoclonal antibody, small molecule and pro-drug product candidates. The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immune system for the treatment of cancer. Provenge®, our therapeutic vaccine for the treatment of prostate cancer, has advanced to Phase 3 clinical trials, the final stage of product development.

We are currently conducting a pivotal, randomized, double-blind, placebo-controlled Phase 3 trial of Provenge, D9902B, designed to enroll 275 men in approximately 60 centers in the United States. This trial seeks to confirm results of a completed, randomized, double-blind, placebo-controlled Phase 3 trial of Provenge, D9901, that indicated that Provenge may delay both progression of disease and the onset of disease related pain in men with androgen independent prostate cancer, or AIPC, whose cancer has a Gleason score of 7 or less. “Androgen independent” means that tumor growth is no longer regulated by androgens, or male hormones. The Gleason score is the most commonly used prostate cancer scoring system, and is considered one of the most important prognostic indicators for prostate cancer.

Dendreon Corporation Form 10-Q	Page 11

We received a Special Protocol Assessment, or SPA, from the Food and Drug Administration or FDA for D9902B. The SPA is a binding agreement with the FDA that the design of D9902B will form a basis for a Biologics License Application for Provenge, if the trial is successful in meeting its predetermined objectives. Once enrollment in D9902B is complete and our statistical plan permits us to unblind the results of the trial, statistical analysis will determine whether the objectives have been met and we may proceed to file a Biologics License Application.

We also received a Fast Track designation for Provenge from the FDA. Fast Track designation allows for a rolling submission of a potential Biologics License Application with the FDA for Provenge and ordinarily provides for a priority review. Priority review is defined by the FDA as a six-month review cycle. If D9902B is completed as currently planned, the results meet the trial end points, and we are successful in completing other necessary tasks, we presently expect to file a Biologics License Application for Provenge in 2005.

We are currently engaged in discussions with pharmaceutical and biotechnology companies regarding potential collaboration arrangements for the commercialization of Provenge and may conclude a collaboration in the first half of 2004.

In September 2003, we announced preliminary survival data from our first Phase 3 trial of Provenge, D9901. The preliminary analysis on 60 men who are no longer alive showed a median survival of 26.3 months in the patients randomized to the Provenge-treated group compared to 19.3 months in patients randomized to the placebo group who never received active therapy; a survival difference of 7 months. The D9901 trial was not sized or powered to be large enough to statistically measure survival.

We are also currently conducting a Phase 3 clinical trial of Provenge, P-11, to evaluate its safety and potential effectiveness in treating men with an earlier stage of the disease, androgen dependent prostate cancer. Men with prostate cancer that is responsive to hormone treatment is considered androgen dependent. In this same clinical setting, a Phase 2 clinical trial sponsored by the National Cancer Institute of Provenge in combination with the investigational product Bevacizumab (Avastin™) is underway. Preliminary results from that trial show evidence of a significant improvement in median PSA doubling time (PSADT) after active therapy. PSA, or prostate specific antigen, is a protein that is highly expressed on substantially all prostate cancer cells. PSA doubling time is a measure of the rate of increase in PSA over time and is a well accepted prognostic tool in the medical community for men with androgen dependent prostate cancer. If either P-11 or P-16 trial results are successful, we believe the results of these trials could facilitate market expansion of Provenge into androgen dependent prostate cancer.

We are conducting Phase 1 clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and colon cancers. Preliminary results from the trial in breast cancer indicate that it is showing clinical benefit and targeted T cell mediated immune responses in patients with advanced, metastatic, Her-2 positive breast cancer. In addition, the results indicate that a durable immune response can be measured more than one year after treatment and that the immune response can be further boosted by re-treatment with APC8024.

We have a number of preclinical research and development programs underway. Our collaboration with Genentech targets the development of monoclonal antibodies and small molecule inhibitors directed against Trp-p8, a cancer-specific ion channel. We have a monoclonal antibody program that targets HLA-DR and the use of antibodies directed to this target to kill cancer cells that express this molecule as well as additional potential therapeutic vaccines in preclinical development.

Furthermore, as a result of the acquisition of Corvas, we obtained its Protease Activated Therapy (PACT) therapeutic platform. The PACT program focuses on exploiting the activity of proteases on the surface of tumor cells. Proteases are enzymes that act as molecular scissors that cleave other proteins to activate or inactivate them, and are responsible for regulating both normal and pathological cellular function. The maintenance of normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases, including cancer.

Dendreon Corporation Form 10-Q	Page 12

PACT involves the design of synthetic molecules composed of a sequence of amino acids that are selectively recognized by a targeted, cancer-associated serine protease. The peptide moiety is chemically attached to a known cancer chemotherapeutic or cytotoxic drug, yielding a pro-drug. This highly targeted approach may reduce damage to normal, healthy tissue because the pro-drug is only activated at the location of the tumor by the tumor-specific serine protease. In September 2003, we announced preclinical data from the PACT program on our leading compound, CVS 10290. The data revealed that CVS 10290 caused a significant reduction in tumor volume in mice compared to conventional chemotherapy (p–value = 0.0008). In addition, based on these preclinical studies CVS 10290 was shown to have a considerably better safety profile than conventional chemotherapy.

We also obtained Corvas’ membrane-bound serine protease inhibitor preclinical program that focuses primarily on membrane-associated proteases that have been implicated in supporting the growth and progression of several types of solid tumors, including prostate, breast, ovarian and colorectal cancers. Our collaboration agreement with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease, matriptase. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against matriptase. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

We also have a collaboration with Dyax Corp. to discover, develop and commercialize antibody, small protein and peptide inhibitors for two endotheliase enzymes that Corvas isolated and characterized. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

Our cardiovascular program, obtained from Corvas, is evaluating recombinant nematode anticoagulant protein c2, or rNAPc2, in patients with unstable angina. This trial, referred to as the Anticoagulation with rNAPc2 To Help Eliminate Mace, or ANTHEM trial, is composed of three parts. The first part, which is a dose-ranging trial, is designed to determine the safety of intravenously administered rNAPc2 in moderate to high-risk unstable angina patients undergoing percutaneous coronary intervention. We do not intend to pursue further development of this product candidate beyond this first part and are currently engaged in discussions with potential collaborators to further develop this product candidate.

We have incurred significant losses since our inception. As of September 30, 2003, our accumulated deficit was $145.2 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

Dendreon Corporation Form 10-Q	Page 13

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue. Revenue was $1.8 million and $5.0 million for the three months ended September 30, 2003 and September 30, 2002, respectively. The period over period decrease was primarily due to the expiration of our collaboration agreement with Johnson & Johnson Pharmaceutical Research and Development, or J&J PRD, on December 31, 2002. Of the $1.8 million, $1.1 million represents the recognition of previously deferred revenue from licensing and upfront fees paid by Kirin, our collaborator for the development and marketing of Provenge and Mylovenge in Asia and Oceania, prior to 2003. Of the remaining balance, $623,000 represents reimbursement from Kirin pursuant to our agreement with Kirin for research and development related to Kirin’s SART-3 product candidate. Our research and development agreement with Kirin, under which the SART-3 research was conducted, concluded in October 2003. The recent agreement reached with Kirin, announced on November 14, 2003, may result in an acceleration of a portion of deferred revenue that was to be recognized over the remainder of 2003 and 2004. Non-refundable, up-front payments received in connection

Dendreon Corporation Form 10-Q	Page 14

with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term.

Research and Development Expenses. Research and development expenses increased to $9.3 million for the three months ended September 30, 2003, from $7.6 million for the three months ended September 30, 2002. The increase resulted primarily from increased R&D lab expenses, personnel-related costs and clinical trial expenses.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the quarters ended September 30, 2003 and 2002 were as follows:

	For the quarter ended September 30, (in thousands)
	2003	2002
Clinical program:
Cancer	$2,740	$2,427
Cardiovascular (from our acquisition of Corvas)	217	—
Indirect costs	3,933	3,816

Total clinical program	6,890	6,243

Discovery research	2,425	1,393

Total research and development expense	$9,315	$7,636

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes, and other employee-related expenses including rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:

•	the timeframe over which our projects are likely to be completed;

•	whether they will be completed;

Dendreon Corporation Form 10-Q	Page 15

•	if they are completed, whether they will provide therapeutic benefit or be approved for sale by the necessary government agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products in the near future. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity and the Corvas acquisition.

Acquired In-process Research and Development. During the three months ended September 30, 2003, we incurred a one-time expense of $1.8 million associated with a charge for acquired IPR&D related to the Corvas acquisition. The $1.8 million of IPR&D represents the purchase price allocation to IPR&D initially based on an estimate of the fair value of in-process technology for projects of Corvas that, as of acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses. General and administrative expenses increased to $4.5 million for the three months ended September 30, 2003, from $2.5 million for the three months ended September 30, 2002. The increase in general and administrative expenses was primarily due to increased personnel, legal, consulting and administrative expenses, as a result of the integration of Corvas into our operations. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility operating costs and third party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $106,000 for the three months ended September 30, 2003, from $146,000 for the three months ended September 30, 2002. The decrease in marketing expense was primarily due to lower spending on medical education and market research. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses.

Interest Income. Interest income increased to $400,000 for the three months ended September 30, 2003, from $361,000 for the three months ended September 30, 2002. The increase was attributable to the higher average balances of cash, cash equivalents, and short- and long-term investments, as a result of the Corvas acquisition and draws from our January 2003 shelf offering.

Interest Expense. Interest expense increased to $168,000 for the three months ended September 30, 2003, from $92,000 for the three months ended September 30, 2002. The increase was attributable to $10.0 million in debt assumed as a result of the Corvas acquisition. The principal portion of the debt was repaid in September 2003 and the accreted interest was paid in October 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue. Revenue decreased to $5.4 million for the nine months ended September 30, 2003, from $11.1 million for the nine months ended September 30, 2002. The period over period decrease was primarily due to the expiration of our collaboration agreement with J&J PRD on December 31, 2002. Of the $5.4 million, $3.3 million represents the recognition of previously deferred revenue from licensing and upfront fees paid by Kirin, our collaborator for the development and marketing of our vaccines in Asia and Oceania, prior to 2003. Of the remaining balance, $1.9 million represents reimbursement from Kirin pursuant to our agreement with Kirin for research and development related to Kirin’s SART-3 product candidate. Our research and development

Dendreon Corporation Form 10-Q	Page 16

agreement with Kirin, under which the SART-3 research was conducted, concluded in October 2003. The recent agreement reached with Kirin, announced on November 14, 2003, may result in an acceleration of a portion of deferred revenue that was to be recognized over the remainder of 2003 and 2004. Non-refundable, up-front payments received in connection with research and development collaboration agreements, including technology access fees, are deferred and recognized on a straight-line basis over the relevant periods of continuing involvement, generally the research term.

Research and Development Expenses. Research and development expenses increased to $23.8 million for the nine months ended September 30, 2003, from $23.4 million for the nine months ended September 30, 2002. The increase resulted primarily from increased R&D lab expenses, clinical trial expenses and personnel-related costs.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs and

2)	Discovery research.

Our research and development expenses for the nine months ended September 30, 2003 and 2002 were as follows:

	For the nine months ended September 30, (in thousands)
	2003	2002
Clinical program:
Cancer	$6,663	$6,015
Cardiovascular (from our acquisition of Corvas)	217	—

Indirect costs	11,464	12,934

Total clinical program	18,344	18,949

Discovery research	5,458	4,487

Total research and development expense	$23,802	$23,436

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes, and other employee-related expense including rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

Dendreon Corporation Form 10-Q	Page 17

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:

•	the timeframe over which our projects are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for sale by the necessary government agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products in the near future. Without revenue generated from commercial sales, we anticipate that we will continue to fund our on-going research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity and the Corvas acquisition.

Acquired In-process Research and Development. During the three months ended September 30, 2003, we incurred a one-time expense of $1.8 million associated with a charge for acquired IPR&D related to the Corvas acquisition. The $1.8 million of IPR&D represents the purchase price allocation to IPR&D initially based on an estimate of fair value of in-process technology for projects of Corvas that, as of acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses. General and administrative expenses increased to $9.6 million for the nine months ended September 30, 2003, from $6.9 million for the nine months ended September 30, 2002. The increase in general and administrative expenses in the period ended September 30, 2003 was primarily due to increased personnel, consulting, legal, and administrative expenses, as a result of the integration of Corvas into our operations. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility operating costs and third party professional fees, such as legal and accounting.

Marketing. Marketing expenses decreased to $346,000 for the nine months ended September 30, 2003, from $625,000 for the nine months ended September 30, 2002. The decrease in marketing expense was due to lower spending on medical education and market research, and a reduction in staff. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses.

Interest Income. Interest income decreased to $779,000 for the nine months ended September 30, 2003, from $1.5 million for the nine months ended September 30, 2002. The decrease was attributable to lower average balances of cash, cash equivalents, and short- and long-term investments, and a lower average interest rate yield on our investment portfolio.

Interest Expense. Interest expense increased to $353,000 for the nine months ended September 30, 2003, from $262,000 for the nine months ended September 30, 2002. The increase was attributable to $10.0 million in debt assumed as a result of the Corvas acquisition on July 30, 2003. The principal portion of the debt was repaid in September 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $123.1 million at September 30, 2003. We have financed our operations since inception through the proceeds from the sale of our equity securities,

Dendreon Corporation Form 10-Q	Page 18

revenue from collaboration arrangements, grant revenue, interest income earned, equipment lease line financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $11.1 million from private financing activities since January 1, 2000, and $115.5 million from our initial and follow-on public offerings. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the nine months ended September 30, 2003 and 2002 was $29.4 million and $21.0 million, respectively. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased research and clinical trial activity and the integration of Corvas into our operations. The incremental cost of contractual commitments related to the Corvas acquisition at September 30, 2003 associated with lease obligations is as follows:

Contractual Commitments	Total	< 1 year	2-3 years
Operating Leases	4,323	348	3,975

Total Contractual Commitments	$4,323	$348	$3,975

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At September 30, 2003, our investment in equipment and leasehold improvements was $12.1 million. We have an agreement with Transamerica, a financing company, under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.73% to 14.3% per year and we have granted a security interest in all our assets to Transamerica. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. As of September 30, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.48% to 11.91% per year. The GE agreement expired on June 30, 2003. We are in the process of negotiating an equipment lease line with GE. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of September 30, 2003, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

On January 6, 2003, we filed a “shelf registration statement” with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this registration statement effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30,750,000, or $30,709,000, net of offering costs. As of November 11, 2003, $44,250,000 of common stock can be sold under this registration statement.

On October 22, 2003, we filed a second “shelf registration statement” with the SEC to sell up to an additional $125 million of our common stock from time to time. The SEC declared this registration statement effective on November 5, 2003. Under these registration statements, we may sell our common stock:

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

Dendreon Corporation Form 10-Q	Page 19

considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales.

In July 2003, our wholly-owned subsidiary, Dendreon San Diego LLC, acquired Corvas. As a result:

•	Corvas’ 5.5% convertible senior subordinated promissory notes due 2006 ( the “Notes”) became the obligation of Dendreon San Diego LLC, and

•	Artisan Equity Limited, the holder of the Notes, exercised its right to cause the Notes to be redeemed pursuant to a “change of control” provision in the Notes.

In accordance with the redemption terms of the Notes, we

•	paid the principal of the Notes to Artisan in cash on September 11, 2003; and

•	elected to pay accreted interest of approximately $2.4 million on the Notes in shares of our common stock.

Artisan agreed to accept payment of the accreted interest in shares of our common stock in lieu of cash, provided that, among other things, the resale of the common stock issued in payment of the accreted interest was registered under the Securities Act. On October 22, 2003, we filed a registration statement on Form S-3 to register the resale of 363,265 shares of our common stock by Artisan to satisfy this condition. The registration statement was declared effective by the SEC on October 27, 2003, and 363,265 shares of our common stock were issued to Artisan in full payment of the accreted interest. We have agreed with Artisan to prepare and file such amendments and supplements to the registration statement as may be necessary to keep the registration statement effective until the shares are no longer required to be registered for sale by Artisan.

In June 2002, we entered into a $25,000,000 equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of September 30, 2003, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000. Issuance costs, which include up front legal and accounting fees, were $255,000. As of October 2003, assuming a minimum selling price of $3.00 per share, there are 4,593,903 shares available for a minimum aggregate offering price of $13,781,709. The equity line facility will expire on June 11, 2004.

We anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 27 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	continuing internal research and development;

•	manufacturing scale-up related to the commercialization of Provenge; and

•	preparation of an FDA application for approval of Provenge.

However, we may need to or decide to engage in additional financing prior to that time, or we may decide to engage in additional financings prior to that time to enhance our cash position. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under our shelf registration statements, or are unable to draw down on our equity line facility because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum closing price per share of $3.00), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

Dendreon Corporation Form 10-Q	Page 20

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

As of September 30, 2003, we have an accumulated deficit of $145.2 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs and from general and administrative expenses in support of operations, clinical trial expenses, and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future and these losses may increase significantly as we continue preclinical research clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop systems that support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully complete our current Phase 3 pivotal clinical trial for Provenge, the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer. Provenge is currently being tested in a pivotal Phase 3 clinical trial, D9902B. Our first Phase 3 clinical trial for Provenge, D9901, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients who benefited by treatment with Provenge. Although we have entered into a Special Protocol Assessment with the FDA for our current pivotal trial, and have received Fast Track designation for Provenge from the FDA, our obtaining FDA approval of Provenge will depend on, among other things, our successfully completing this trial with favorable results and in accordance with the agreed upon protocol. We might fail to complete or experience delays in this pivotal Phase 3 trial of Provenge. In addition, the data from the pivotal Phase 3 trial might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting other requirements for approval. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

We may not realize all of the anticipated benefits of the acquisition of Corvas.

The success of our acquisition of Corvas will depend, in part, on our ability to realize the anticipated synergies, cost savings and other opportunities from integrating the business of Corvas with our business. These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce our cash use. Our success in realizing these and other benefits and the timing of this realization depend upon the successful integration of the operations of Corvas. The difficulties of combining Corvas’ operations with ours include, among others:

•	consolidating research and development operations;

•	retaining key employees;

•	selecting appropriate product candidates for further preclinical development or to advance to clinical trials;

Dendreon Corporation Form 10-Q	Page 21

•	consolidating corporate and administrative infrastructures;

•	preserving the licensing, research and development, manufacturing, supply, collaboration and other important relationships of both companies;

•	motivating employees in light of organizational changes resulting from the acquisition;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

It is possible that we will be unable to integrate the two businesses to realize all of the benefits that we expect to result from the acquisition. Integration of operations may be difficult and may have unintended and undesirable consequences. We may not accomplish this integration as quickly, or as smoothly or successfully, as we would like. The diversion of management’s attention from our current operations to the integration effort and any difficulties in combining operations could prevent us from realizing the full benefits that we expect to result from the combination and could adversely affect our existing business. The acquisition of Corvas also entails an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating the acquisition of Corvas.

If we fail to enter into collaboration agreements for our product candidates as needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and we will need to develop or access cell processing centers, a distribution network, an information technology platform, and sales and marketing and other resources that we currently do not have. Accordingly, the commercialization of Provenge, as well as our other potential products, may require collaboration with a pharmaceutical or biotechnology company that has substantial financial resources and experience in developing a commercial infrastructure that we currently lack. We are currently in discussions with pharmaceutical and biotechnology companies regarding a possible collaboration for Provenge. Whether we are able to negotiate such a collaboration will depend upon a potential collaborator’s evaluation of a number of factors, including the results of our first Phase 3 clinical trial of Provenge and of our current pivotal Phase 3 clinical trial of Provenge, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we are unable to enter into a satisfactory collaboration agreement, we may be required to delay or scale back the commercialization of Provenge.

We may not be successful in finding a collaborator on terms acceptable to us, or on terms that are viewed as acceptable by our stockholders. If we are able to enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement for Provenge include the following risks:

•	the collaborator may independently develop, or develop with third parties, products that could compete with Provenge;

•	the collaborator may not apply the expected financial resources or required expertise in developing the infrastructure necessary to successfully commercialize Provenge;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that insure that sales of Provenge reach their full potential; and

•	disputes may arise between us and a collaborator that delay the commercialization of Provenge or adversely affect its sales or profitability.

The occurrence of any of these events could adversely affect the commercialization of Provenge by delaying the date on which sales of the product may begin, if approved by the FDA, by slowing the pace of growth of such

Dendreon Corporation Form 10-Q	Page 22

sales, by reducing the profitability of the product, or by adversely affecting the reputation of the product in the market. In addition a collaborator for Provenge may have the right to terminate a collaboration at its discretion. Any such termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or delay the commercialization of Provenge.

With respect to any of our product candidates that are now or that may be subject to collaborative arrangements in the future, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates. Problems with our collaborators, such as those mentioned above, could have an adverse affect on our business and stock price.

We have a collaboration with Genentech, Inc. for the research, development and commercialization of monoclonal antibodies and potentially other therapies targeting Trp-p8. We will also have collaborations with Abgenix, Inc. for the research, development and commercialization of monoclonal antibodies for two selected antigens from our portfolio of serine proteases, and Dyax Corp. for the research, development and commercialization of cancer therapeutics focused on serine protease inhibitors. Each of these collaborations involve potential products that are at the preclinical stage of development and we believe the risks described above that are associated with later stage products are less likely to materially impact us if they occur. To date, we have not experienced difficulties with these collaborations that have had a material negative effect on our business or research and product development efforts, and we have not been negatively affected by consolidations involving potential collaborators. It is possible, however, that we could encounter difficulties with collaborators in the future that could have a material adverse effect on our business.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer vaccines, pro-drugs, monoclonal antibodies, small molecules and other new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of products, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our capital and our future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	continue the research and development of our therapeutic products;

•	conduct clinical trials; and

•	commercialize our products.

We believe that our cash on hand, including our cash equivalents and short-term investments, and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 27 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of milestone payments we receive from our collaborators;

•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;

Dendreon Corporation Form 10-Q	Page 23

•	the costs of developing the processes and systems to support FDA approval of Provenge;

•	our timetable for and costs of manufacturing scale-up;

•	our timetable and costs for the development of marketing operations, and other activities related to the commercialization of Provenge and our other products candidates;

•	our degree of success in our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;

•	the emergence of competing technologies and other adverse market developments; and

•	changes in or terminations of our existing collaboration and licensing arrangements.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may be have to delay, reduce or eliminate our clinical trials and our development programs. If we raise additional funds by issuing equity securities, including under our equity line facility or pursuant to our shelf registration statements, further dilution to our existing stockholders will result.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

A number of factors, including regulatory requirements, scheduling conflicts with participating clinicians and clinical institutions, limits on manufacturing capacity and difficulties in identifying and enrolling patients who meet trial eligibility criteria may cause significant delays in completing clinical trials. We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

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

If we fail to complete or experience delays in our Phase 3 trial of Provenge, D9902B, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials for Provenge or our other potential products or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected. In April 2002, the FDA placed our D9901 study of Provenge on a partial clinical hold and required us to provide additional information regarding the identity and functionality of Provenge. We submitted additional information and the FDA lifted the partial hold in October 2002. During this period we were permitted to continue treating patients already enrolled in the trial, but could not enroll new patients in D9901.

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

We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our potential products, including the following:

•	safety and efficacy results obtained in human clinical trials, as in our Provenge trials, may not be replicated in later clinical trials;

Dendreon Corporation Form 10-Q	Page 24

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, rNAPc2, APC 8024, Trp-p8 and the PACT program;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase 3 clinical trial for Provenge, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our pivotal Phase 3 trial, D9902B, or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as planned and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate under development, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials related to any of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all target indications. We, our collaborators, or the FDA may suspend or terminate clinical trials at any time.

Commercialization of our products in the United States requires FDA approval, which may not be granted, and foreign commercialization require similar approvals.

The FDA can delay, limit or withhold approval of a product candidate for many reasons, including:

•	a product may not demonstrate sufficient safety or efficacy;

•	FDA officials may interpret data from preclinical testing and clinical trials in different ways than we interpret such data, or may require data that is different from what we obtained in our clinical trials;

•	the FDA may require additional information about the identity or functionality of a product candidate;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-marketing clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. A significant delay in, or failure to receive approval for, any of our products could materially harm our business and reduce our stock price.

Dendreon Corporation Form 10-Q	Page 25

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

We must comply with extensive regulation, which is costly, time consuming and may subject us to unanticipated delays. Even if we obtain regulatory approval for the commercial sale of any of our product candidates, those product candidates may still face regulatory difficulties.

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

An investigational new drug application, or IND, must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA requests an extension to review the application, or raises concerns or questions about the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After such authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold.

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

Dendreon Corporation Form 10-Q	Page 26

commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be subject to criminal prosecution, fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products, and additional marketing applications may be required.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

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

There are products currently under development by others that could compete with the products that we are developing. AVI BioPharma, Inc., Cell Genesys, Inc., and Therion Biologics are each developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma and Therion are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys has completed Phase 2 clinical trials of its prostate cancer vaccine, and has announced plans to commence Phase 3 trials. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors, and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other potential therapeutic vaccines for other cancer types.

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

Even if our potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products then in use. Recommendations and endorsements by influential physicians will be essential for market acceptance of our products, if approved, and we may not be able to obtain these recommendations and endorsements. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing and reimbursement by third-party payors.

Dendreon Corporation Form 10-Q	Page 27

Failure to retain key personnel could impede our ability to develop our products and to continue to obtain new collaborations or other sources of funding.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, are a basis on which we attract potential funding sources and collaborators. In addition, our Chief Executive Officer and President are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete development and implement commercialization efforts for Provenge and any other product candidates approaching marketing approval. We will need to add marketing and sales personnel and personnel in all areas of our operations and to expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

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

To be successful, our products must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements, and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We may rely on third parties for the commercial manufacture of our products and also rely on third parties for the manufacture of products to be used in clinical trials. A limited number of contract manufacturers are capable of manufacturing products that we hope to commercialize. If we cannot contract for large-scale manufacturing capabilities on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture our products ourselves, we may not be able to conduct clinical trials as planned or to market and sell our products.

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

Dendreon Corporation Form 10-Q	Page 28

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

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates, including Provenge. There are, in general, relatively few alternative sources of supply for these components. While these vendors have produced our vaccine components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these components could take a substantial amount of time. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period, adversely affecting our business.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop patentable technologies that are the basis for or incorporated in our potential products. These issued patents and applications relate to the antigens, serine proteases, compounds, and other biologic matter around which our product candidates are constructed, as well as the methods and processes for manufacturing those product candidates. Our patent applications are in various stages of processing. We expect that we will continue to file and prosecute patent applications and that our success may depend in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of these applications.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or processes use proprietary technology of others for which we do not have a valid license. We attempt to protect ourselves against this risk by conducting patent searches, by taking precautions to avoid the unauthorized use or transfer of proprietary information by our employees, by obtaining licenses as appropriate and by requiring assurance from our collaborators that they do not improperly employ proprietary technology of others. None of these efforts ensure that we will not infringe proprietary rights of others or that a claim to that effect will not be made against us. In connection with our therapeutic vaccines, we are aware of issued patents owned by third parties. We currently do not have rights to these patents. An owner of such a patent may make a claim of infringement against us, and if we are found to infringe a valid patent, we could be required to pay substantial damages and/or be required either to seek a license or to discontinue or delay commercialization of the affected products, which could materially harm our business. We would assert in any infringement lawsuit against us that these patents are either invalid or not infringed. However, we may not be able to establish non-infringement, or to establish invalidity through clear and convincing evidence sufficient to overcome the presumption that issued patents are valid.

Dendreon Corporation Form 10-Q	Page 29

Litigation relating to the ownership and use of intellectual property is expensive and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our property rights. Even if we are able to defend our positions, the cost of doing so may adversely affect our profitability. We have not experienced significant patent litigation. However, this may reflect in part the fact that we have not yet commercialized any products. We may be subject to such litigation and may not be able to protect its intellectual property at a reasonable cost, if such litigation is initiated.

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

We also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques and may obtain patents covering our unpatented technology, or trade secrets. Others may gain access to or disclose our technology, trade secrets or confidential information. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require those who work with us to execute confidentiality agreements, these agreements may not provide effective protection of our information.

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

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change or be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may not consider any one or all of our products under development to be cost-effective and thus such products, if approved by the FDA, may not be covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage and we intend to obtain product liability insurance coverage in the future. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. We may not be able to obtain future

Dendreon Corporation Form 10-Q	Page 30

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

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. We base our estimates on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may fall.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

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

Dendreon Corporation Form 10-Q	Page 31

the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low closing prices per share of Dendreon common stock on the Nasdaq National Market were $16.73 and $5.81 respectively in 2001, $9.80 and $1.40 respectively in 2002, and $10.46 and $4.07 respectively in this year through November 6, 2003. The average daily trading volume of Dendreon common stock on the Nasdaq National Market was 97,000 shares in 2001, 135,000 shares in 2002, and 701,000 shares this year through November 6, 2003. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have granted registration rights in connection with the issuance of our securities to a number of our principal stockholders and warrant holders. In the aggregate, as of September 30, 2003, these registration rights covered approximately 8,822,725 shares of our common stock which were then outstanding and an additional 144,189 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,265 shares held by Artisan Equity, Ltd. by which Artisan may freely resell these shares into the public market at any time or from time to time.

Dendreon Corporation Form 10-Q	Page 32

Our issuance of shares under our equity line facility, our shelf registration statements or in connection with strategic agreements may dilute the equity ownership of our existing stockholders.

Under our equity line financing agreement with BNY Capital Markets, Inc., or CMI, we may, at our option and subject to the satisfaction of specified conditions, issue to CMI an aggregate of up to 4,593,903 shares of Dendreon common stock from time to time through June 11, 2004. In addition, we may sell up to $169 million of our common stock under our outstanding shelf registration statements. The precise number of shares of our common stock that we may issue to CMI over the remaining term of the equity line financing agreement will depend primarily on the number of drawdowns we choose to make, the amounts of those drawdowns and the closing market price of our common stock during the drawdown periods. As of October 2003, assuming a minimum selling price of $3.00 per share, there are 4,593,903 shares available under the equity line. Sales under our shelf registration statements will depend primarily on the market price of our common stock, the interest in our company by institutional investors, and our cash needs. Under our agreement with Genentech, if a specified milestone relating to Trp-p8 is achieved, Genentech is obligated to purchase from us $2.5 million of our common stock, based upon the average closing price of our stock over the 30 prior trading days. In connection with future collaborations or other business relationships, we may issue additional shares of stock or other equity securities. Each of our issuances of common stock to CMI under the equity line facility and to other investors under our shelf registration statements, or in connection with strategic agreements will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may decrease our stock price.

Transactions by CMI may adversely affect our stock price

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. Furthermore, we may become subject to contractual restrictions or prohibitions on the payment of dividends.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, we had short- and long-term investments of $107.0 million. Our short- and long-term investments will decline by an immaterial amount if market interest rates increase, and therefore, our exposure to interest rate changes has been immaterial. Declines of interest rates over time will, however, reduce our interest income from our short-term investments. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

Dendreon Corporation Form 10-Q	Page 33

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. Dendreon San Diego LLC, as successor by merger to the obligations of Corvas under the Change in Control Plan, withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleges breach of the Change in Control Plan, violation of the California Labor Code and other claims, and seeks damages, and attorneys’ fees and costs. We dispute Dr. Vlasuk’s claim and intend to vigorously defend the action.

On March 4, 2003, Asset Value Fund Limited Partnership, or AVF, filed a purported class action complaint against Corvas and its directors in Delaware state court alleging that the board of directors violated its fiduciary duties when it approved the agreement and plan of merger between Corvas and us. The complaint sought to enjoin Corvas from proceeding with the mergers by which it became a wholly-owned subsidiary of ours, and also sought compensatory damages and attorneys’ fees. Corvas and its directors denied the allegations in the complaint. By agreement of the parties, AVF’s complaint was dismissed with prejudice as to AVF on October 22, 2003. It is anticipated that AVF will apply to the court for an award of attorneys’ fees. We intend to defend any such application vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2003 we issued 363,265 shares of common stock to Artisan Equity Limited, the holder of our 5.5% convertible senior subordinated promissory notes due 2006, in payment of accreted interest of approximately $2.4 million thereon. The issuance of these securities was exempt from the registration provisions of the Securities Act under Sections 4(2) and 4(6) thereof because of the nature of the transaction and the investor and the manner in which the offering was conducted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating preferred stock (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on June 13, 2003.
(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

Dendreon Corporation Form 10-Q	Page 34

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on September 25, 2002.

(b)	Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarterly period ended September 30, 2003:

•	Form 8-K for the event of July 30, 2003, as filed on July 30, 2003, furnishing under Item 2 and Item 7, information about the closing of our acquisition of Corvas and financial statements relating to the acquisition; and

•	Form 8-K for the event of August 4, 2003, as filed on August 8, 2003, providing disclosure under Item 7 and filing our press release relating to financial results for the second quarter of 2003.

•	Form 8-K/A for the event of July 30, 2003, as filed on September 16, 2003, amending a report on Form 8/K filed on July 30, 2003, providing under Item 5 and Item 7 additional financial information relating to Corvas and pro forma financial information about our acquisition of Corvas and under Item 5 information about our decision to discontinue development of Mylovenge.

Dendreon Corporation Form 10-Q	Page 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2003

DENDREON CORPORATION

By:	/s/ MARTIN A. SIMONETTI
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Dendreon Corporation Form 10-Q	Page 36

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating preferred stock (4)

10.1†	Binding Memorandum of Terms, dated November 12, 2003, between the Registrant and Kirin Brewery Co., Ltd.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on June 13, 2003.
(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed on September 25, 2002.
†	Confidential treatment requested as to certain portions of this Exhibit.

Dendreon Corporation Form 10-Q	Page 37