Form 10-K
period 2003-12-31
DENDREON CORP
filed 2004-03-15
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2003

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

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑            No    ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☑            No    ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant based on the closing sale price of the Registrant’s common stock on June 30, 2003, as reported on the National Association of Securities Dealers Automated Market, was $105,497,233*.

As of March 5, 2004, the Registrant had outstanding 57,724,704 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement, which will be filed on or before April 29, 2004 with the Securities and Exchange Commission in connection with the Registrant’s annual meeting of stockholders is incorporated by reference into Part III of this Report.

*	Excludes 13,571,470 shares of common stock held by directors and officers and stockholders whose beneficial ownership exceeds 5 percent of the shares outstanding at June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

FORM 10-K	DENDREON CORPORATION

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements concerning matters that involve risk and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as believe, expects, likely, may and plans are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

Dendreon®, the Dendreon logo, DACS®, Provenge®, Simplesep Enrichment System®, Mylovenge™, Myezenium™, Neuvenge™, Neuzenium™, Provenge™, Prozenium™ and the Antigen Delivery Cassette™ are our trademarks. All other trademarks appearing or incorporated by reference into this report are the property of their owners.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address for the SEC’s web site is http://www.sec.gov.

We make available, free of charge, through our investor relations web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our investor relations web site is http://investor.dendreon.com/edgar.cfm.

PART I

ITEM 1.

BUSINESS

BUSINESS OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using therapeutic vaccines, monoclonal antibodies, small molecules and pro-drugs.

Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer. We are currently conducting a pivotal Phase 3 clinical trial of Provenge, D9902B, in men with androgen independent prostate cancer whose cancer has a Gleason score of 7 and less. This trial is designed to confirm the results of our first Phase 3 clinical trial of Provenge, D9901. D9901 was a double-blind, placebo-controlled clinical trial in men with androgen independent prostate cancer. The results of that trial did not achieve statistical significance for the trial population as a whole. Analysis of the results of D9901 in Provenge treated men with Gleason scores of 7 and less, however, demonstrated a significant clinical benefit in delaying time to disease progression and delaying the onset of disease related pain. On January 12, 2004, we announced survival data from D9901 that also indicated that men whose cancer has a Gleason score of 7 and less receiving Provenge had a significant survival advantage. The design of our pivotal D9902B trial was agreed to by the Food and Drug Administration under its Special Protocol Assessment program, and Provenge also has been granted Fast Track designation by the FDA. We own commercialization rights for Provenge worldwide.

In addition, we are completing Phase 1 clinical trials of APC8024, our second product candidate. APC8024 is a therapeutic vaccine being developed for the treatment of HER-2/neu over-expressing solid tumors. Our preclinical programs include monoclonal antibodies, therapies targeting the trp-p8 pathway, and serine protease and pro-drug product candidates for the treatment of cancer.

CANCER IMMUNOTHERAPIES

Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and, ultimately, death.

To be effective, cancer therapies must eliminate or control the growth of the cancer both at its site of origin and at sites of metastases. Current therapies, such as surgery, radiation, chemotherapy and hormone treatments may not have the desired therapeutic effect and may result in severe side effects.

Treatments known as immunotherapies stimulate the immune system, the body’s natural mechanism for fighting disease, and may overcome many of the limitations of current cancer therapies. Immunotherapy may be particularly useful for the treatment of less advanced or residual disease.

The Immune System

The immune system is composed of a variety of specialized cells. These cells recognize specific chemical structures, called antigens. Foreign antigens trigger an immune response that results in the eventual removal of disease causing agents from the body.

The immune system recognizes and generates a strong response to hundreds of thousands of different foreign antigens. Tumors, however, frequently display antigens that are also found on normal cells. Thus, the immune system may not distinguish between tumors and normal cells and, therefore, may be unable to mount a strong anti-cancer response. Tumors may also actively prevent the immune system from fully activating. We believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate immune system cells to stimulate a vigorous response.

An immune response is started by a specialized class of immune system cells called antigen-presenting cells. Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells called lymphocytes. One category of lymphocytes, T-lymphocytes or T-cells, combat disease by killing antigen-bearing cells directly. In this way, T-cells may eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. Our therapeutic vaccines are designed to stimulate a T-cell response to cancer cells.

A second category of lymphocytes, B-lymphocyte or B-cells, produce specific antibodies when activated. The antibodies are secreted by B-cells and are extremely specific. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell’s activity or causing cell death. Our monoclonal antibody product candidates are manufactured antibodies that share characteristics of naturally occurring antibodies. They may be created to recognize a specific antigen present on tumor cells, but not on healthy cells, and to bind to that antigen and cause the death of the tumor cell. Because each monoclonal antibody targets only cells expressing a specific antigen, healthy cells may be unaffected, and many of the harsh side effects of conventional cancer therapies avoided. Monoclonal antibodies may be used alone or coupled with drugs or radioisotopes in combination therapies that attack cancer cells in several ways.

OUR THERAPEUTIC CANCER VACCINE APPROACH

We combine our experience in antigen identification, antigen engineering and antigen-presenting cell processing to produce therapeutic cancer vaccines designed to stimulate a robust T-cell immune response. Our approach to therapeutic cancer vaccines is to:

•	identify antigens on cancer cells that are suitable targets for cancer therapy;
•	create proprietary, genetically engineered Antigen Delivery Cassettes that will be optimally processed by antigen-presenting cells;
•	isolate and activate antigen-presenting cells using proprietary methods; and
•	create cancer vaccines that combine antigen-presenting cells and engineered antigens to trigger a cell-mediated immune response to destroy tumors.

Antigen Identification

Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. We also consider antigens from external sources that meet these criteria. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase, or PAP. PAP is found in approximately 95% of all prostate cancers. The antigen target for APC8024, our therapeutic vaccine for breast, ovarian and other solid tumors, is HER-2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen, carbonic anhydrase IX, NY-ESO, and telomerase.

Antigen Engineering

We engineer antigens to produce proprietary therapeutic vaccines. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our Antigen Delivery Cassette.

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

Provenge Vaccine Production

Our vaccine manufacturing process for Provenge incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. To obtain antigen-presenting cells, we first remove white blood cells from a patient’s blood through a standard blood collection process called leukapheresis. Antigen-presenting cells are then separated from other white blood cells using our proprietary cell separation technology. We perform our process outside of the body, away from the immunosuppressive environment of the prostate cancer cells. We believe that this allows the antigen-presenting cells to become fully mature and activated, leading to a more robust immune response.

The antigen-presenting cells are then incubated with the required concentration of Antigen Delivery Cassette under controlled conditions. After about 40 hours, the antigen-presenting cells are ready to be used as Provenge. We subject each dose of Provenge to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from white blood cell collection to the administration of Provenge.

By performing this process using our proprietary technology, we are able to create a highly concentrated and potent product. A dose of Provenge contains, on average, over 900 million activated antigen-presenting cells. We believe that our proprietary technology is applicable to many antigens of interest and therefore may be developed to target a variety of solid tumor and blood-borne malignancies.

Vaccine Delivery

A vaccine dose is delivered as an intravenous infusion lasting about 30 to 60 minutes given as an outpatient procedure. Our clinical trials of Provenge indicate that maximum stimulation requires three infusions given at two-week intervals. Patients in our Provenge trials typically complete a course of therapy in one month.

OUR THERAPEUTIC VACCINES

Provenge

Provenge is our therapeutic vaccine being developed for the treatment of prostate cancer. Prostate cancer is the most common solid tumor malignancy in men in the United States, with over one million men currently diagnosed with the disease. The American Cancer Society estimates that there will be approximately 230,000 new cases of prostate cancer diagnosed in the U.S. and approximately 29,900 deaths due to the disease in 2004.

We are currently conducting a pivotal, randomized, double blind, placebo-controlled Phase 3 clinical trial of Provenge, D9902B, at more than 60 centers in the United States. This trial is designed to test Provenge in men with asymptomatic, metastatic, androgen independent prostate cancer whose cancer has a Gleason score of 7 and less and to confirm results of our first Phase 3 clinical trial of Provenge that indicated significant clinical benefit in delaying time to disease progression and delaying the onset of disease-related pain in this patient population.

Androgen independent prostate cancer, or AIPC, is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones. Currently, there are no Food and Drug Administration, or FDA, approved therapeutic treatment options for patients with AIPC. The Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. The Gleason score is a measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. It is widely accepted within the medical community that Gleason scores of 7 and less suggest a better prognosis than Gleason scores of 8 and higher. Approximately 75% of androgen independent, and approximately 95% of androgen dependent, prostate cancer patients have a Gleason score of 7 and less.

Provenge Clinical Trial Results

The results from our first Phase 3 placebo-controlled clinical trial of Provenge, D9901, in men with metastatic, asymptomatic AIPC were first announced in August 2002. Comparison of the Provenge treated group to the placebo treated group in the overall population showed a 43% benefit in delaying time to disease progression, the primary endpoint of the trial. Although the results of the D9901 trial did not achieve statistical significance for the overall population, p-value = 0.05, the results closely approached statistical significance at p-value = 0.061. For Provenge treated men with Gleason scores of 7 and less, however, the results demonstrated a statistically significant benefit in delaying time to disease progression, p-value = 0.001. For these men, the probability of remaining progression-free while on the study was over two times higher than for men treated with placebo. In addition, six months after randomization, these men had a greater than eight-fold advantage in progression-free survival compared to men who received placebo (35.9% of Provenge men versus 4% of placebo patients).

In December 2002, we announced additional results from D9901 indicating that, in addition to delaying the time to progression of disease, Provenge treatment also delayed the onset of disease-related pain in men with Gleason scores of 7 and less. Delay in the onset of disease-related pain was the secondary endpoint of D9901, which enrolled patients who did not have cancer-related pain at the time of entry into the study. In men with Gleason scores of 7 and less, those receiving treatment with Provenge remained pain free significantly longer than those receiving placebo, p-value = 0.016. In addition, for these men, the probability of remaining free of cancer-related pain while on the study was over two-and-one-half times higher than for patients who received placebo. Provenge treatment was generally well tolerated, with most side effects resolving within 24 to 48 hours.

On January 12, 2004, we announced interim survival data from D9901 for men with Gleason scores of 7 and less. Based on data accumulated as of December 2003, men with Gleason scores of 7 and less receiving Provenge had a significant survival advantage, having on average an 89% overall increase in their survival time as compared to placebo (log rank p = 0.047, hazard ratio = 1.89). This benefit is reflected by a prolongation in the median survival time in these men receiving Provenge by 8.4 months (30.7 months versus 22.3 months). At 30 months from randomization, the survival rate for Provenge treated men in this population is 3.7 times higher than for men receiving placebo (53% versus 14%, p-value = 0.001).

In June 2003 at the American Society of Clinical Oncology meeting, D9901 trial data was presented confirming that the Provenge mechanism of action, a T-cell based immune response, correlates with the clinical benefit seen in men with Gleason scores of 7 and less (p-value = 0.0065).

Pivotal Clinical Trial—D9902B

In June 2003, we received an agreement under a Special Protocol Assessment, or SPA, from the FDA for D9902B. The SPA provides a binding written agreement with the FDA that the design and planned analysis of D9902B will form a basis for a Biologics License Application, if the trial is successful in meeting its pre-determined objectives.

We have also received Fast Track designation from the FDA for Provenge for metastatic, asymptomatic, AIPC for tumors with Gleason scores of 7 and less. Fast Track designation allows for a rolling submission of a potential Biologics License Application with the FDA, and ordinarily provides for a priority review. Priority review is defined by the FDA as a six-month review cycle. If D9902B is completed as currently planned, the results meet the trial endpoints, and we are successful in completing other necessary tasks, we would expect to submit a Biologics License Application for Provenge in 2005.

Other Provenge Clinical Trials

We are currently conducting a Phase 3 clinical trial called PROTECT (PROvenge Trial of Early Prostate Cancer Treatment), or P-11, to evaluate the safety and potential effectiveness of Provenge in treating men with early stage, androgen dependent prostate cancer. Men whose prostate cancer is responsive to hormone treatment are considered androgen dependent. The prevalence of androgen dependent prostate cancer in the U.S. and Europe is approximately 600,000 men, which is approximately four times greater than the prevalence of androgen independent prostate cancer. This trial is being conducted at a number of sites throughout the United States, and we currently expect to complete enrollment in 2004.

In addition, we supply the National Cancer Institute with Provenge for use in a Phase 2 clinical trial, P-16, testing Provenge together with Genentech, Inc.’s Bevacizumab (Avastin) to treat patients with androgen dependent prostate cancer. Early results of this trial indicate that Provenge plus Avastin is able to generate a robust immune response and provide an improvement in the median PSA doubling time (from 8.2 months pre-treatment to 21.4 months post-treatment). PSA doubling time is a well-accepted prognostic tool in the medical community for men with androgen dependent prostate cancer. If the results of either P-11 or P-16 are successful, we believe the results will facilitate pivotal trials to obtain FDA approval for market expansion of Provenge into androgen dependent prostate cancer.

We own commercialization rights for Provenge worldwide. We are currently engaged in discussions with pharmaceutical and biotechnology companies regarding potential collaboration arrangements for the commercialization of Provenge.

APC8024

Our second product candidate, APC8024, is a therapeutic vaccine for the treatment of breast, ovarian and other solid tumors directed against the antigen, HER-2/neu. The vaccine is manufactured in a similar fashion to Provenge, and uses a recombinant version of the HER-2/neu antigen. Increased levels of HER-2/neu are found in approximately 25% of metastatic breast, ovarian and colon cancers.

We are currently conducting Phase 1 trials to evaluate APC8024 for the treatment of patients with tumors that over-express HER-2/neu. The trials examine different doses, schedules and formulations of APC8024 for safety and ability to stimulate immunity. In June 2003, we announced results from a Phase 1 study of APC8024 indicating that APC8024 stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER-2/neu positive breast cancer. We are currently designing Phase 2 studies for APC8024, and we plan to commence a Phase 2 study in 2004. We also will be presenting additional data from our Phase 1 studies of APC8024 at scientific meetings in 2004. We own commercialization rights to APC8024 worldwide.

OTHER VACCINE TARGETS

Trp-p8

Trp-p8, the protein encoded by the trp-p8 gene, is a voltage gated calcium ion channel. It is the first gene generated from our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. Trp-p8 displays numerous characteristics that make it an attractive target for immunotherapy, as well as for small molecule drug therapy. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. It is present in 100% of prostate cancers and approximately 71% of breast cancers, 93% of colon cancers and 90% of lung cancers. We plan to incorporate the trp-p8 antigen into our vaccine technology.

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

MONOCLONAL ANTIBODIES

DN1924 and DN1921

We have therapeutic monoclonal antibodies for the treatment of cancer and autoimmune diseases in preclinical development. DN1924, our monoclonal antibody against HLA-DR positive cancers, is in preclinical development for the treatment of leukemias and lymphomas such as Non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and B-cell leukemia. Current treatments for these cancers include chemotherapy, radiation, and high dose chemotherapy with stem cell transplantation, all of which are highly toxic. More recently, a monoclonal antibody, rituximab, has been approved for use in some of these patients. It is directed to a different antigen than the antigen to which DN1924 binds. Preclinical studies suggest that DN1924 can kill human cancer cells without apparent toxicity or immune suppressive side effects. Furthermore, these preclinical studies suggest that cancer cells may not develop resistance to this treatment over time.

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

Trp-p8 Monoclonal Antibody

In collaboration with Genentech, Inc., we are working to develop a monoclonal antibody to trp-p8, a protein encoded by a gene discovered in our internal discovery program, that is a potential treatment for solid tumor malignancies such as prostate, breast and colon cancer.

Serine Protease Monoclonal Antibodies

Proteases are proteins that act as molecular scissors to cleave other proteins to activate or inactivate them, and are responsible for regulating normal cellular function. Maintaining normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cancer.

The growth and progression of human tumors involve different proteases at multiple stages during these processes. Serine proteases are thought to be important for tumor cell growth directly and through the modulation of growth factors required for tumor growth. In addition, serine proteases have been shown to indirectly support tumor cell growth through their effects on the network of blood vessels that is essential for tumor survival, a process known as angiogenesis.

Our serine proteases program is focused on the development of monoclonal antibodies that suppress the growth of primary and secondary solid tumors by inhibiting known and novel key serine proteases involved in cancer processes.

Matriptase

Our collaboration agreement with Abgenix, Inc., which we obtained through our acquisition of Corvas International, Inc., or Corvas, in mid-2003, focuses on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease, matriptase. This protease is implicated in several solid tumors including breast and prostate cancer. Under the terms of the collaboration, Abgenix agreed to use its human antibody technologies to generate and select antibodies against matriptase. We and Abgenix have the right to co-develop and commercialize antibody product candidates discovered during the collaboration. Our agreement with Abgenix provides for both companies to share equally in the product development costs and any profits from sales of product candidates successfully commercialized from any co-development efforts.

We also have a research and exclusive license agreement with Georgetown University, which we obtained through our acquisition of Corvas, related to Georgetown’s intellectual property for matriptase. In the event that we develop and commercialize any products covered by Georgetown’s intellectual property, we would be required to make milestone payments and pay royalties.

Endotheliase

We have a collaboration with Dyax Corp., which we obtained through our acquisition of Corvas, to discover, develop and commercialize monoclonal antibody and other products against endotheliase 1 and endotheliase 2, proteases that are over-expressed in certain cancers. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

OTHER PRODUCT DEVELOPMENT PROGRAMS

Trp-p8 Small Molecule

Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin, and chemotherapeutics, are small molecules. Ion channels like trp-p8 that transport calcium through the cell membrane may be an attractive target for manipulation by small molecule drug therapy.

We are currently engaged in discovering, evaluating and developing small molecule therapeutics that modify trp-p8 function. Through screening and drug design efforts, we have discovered several classes of small molecule drugs that manipulate the trp-p8 channel and selectively kill trp-p8 expressing cancer cells by modifying the movement of calcium ions through the cell membrane. We are evaluating these compounds in preclinical studies and working to expand the number of candidate compounds through additional screening and synthesis efforts.

Protease Activated Therapy (PACT) Pro-Drugs

Our PACT program, obtained through our acquisition of Corvas, focuses on exploiting the activity of proteases that are present on the surface of tumor cells. The goal of this pro-drug approach is to deliver a potent cytotoxic, or cell-killing, drug directly to the tumor cells, thereby sparing healthy tissue from the toxic treatment. This program, called PACT, involves the design of synthetic molecules composed of a sequence of amino acids recognized by a targeted serine protease. This sequence of amino acids is chemically attached to a known cancer chemotherapeutic or cytotoxic drug such as doxorubicin, yielding a hybrid or conjugate molecule. This approach may reduce damage to normal, non-tumor cells because the sequence of attached amino acids will prevent the cytotoxic drug from entering the normal cells where it could cause lethal effects. In addition, with the PACT approach, a solid tumor should be more susceptible to the cytotoxic drug because the serine proteases in the tumor cells should free the cytotoxic drug in the vicinity of the tumor cell. Once free, the cytotoxic drug can enter into the tumor cell and kill it. We believe that this strategy of using the conjugate molecules may result in fewer side effects compared to cytotoxic drugs alone.

PRODUCTS

The following table summarizes the target indications and status of our product candidates in development.

Product Candidate	Target Indication(s)	Status

Product Candidates in Clinical Trials

Provenge	Androgen Independent Prostate cancer (D9902B) Androgen Dependent Prostate cancer (P-11) Androgen Dependent Prostate cancer (P-16)*	Phase 3 Phase 3 Phase 2

APC8024	Breast cancer, Ovarian cancer, Colon cancer	Phase 1

Product Candidates in Research and Development Vaccine Targets

Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical

NY-ESO	Bladder cancer, Lung cancer Breast cancer, Prostate cancer Ovarian/Uterine cancer, Melanoma	Preclinical

CEA	Breast cancer, Lung cancer Colon cancer	Preclinical

MN	Kidney cancer, Colon cancer Cervical cancer	Preclinical

Telomerase	Multiple cancers	Preclinical

Monoclonal Antibodies

Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical

DN1924	Non-Hodgkin’s lymphoma Hodgkin’s lymphoma B-cell leukemias	Preclinical

DN1921	Autoimmune diseases, including rheumatoid arthritis	Preclinical

Anti-Endotheliase	Multiple cancers	Preclinical

Anti-Matriptase	Multiple cancers	Preclinical

Small Molecule

Trp-p8	Lung cancer, Breast cancer Prostate cancer, Colon cancer	Preclinical

Pro-Drug

PACT	Prostate cancer	Preclinical

Status shown above is as of March 5, 2004. Preclinical means that a potential product is undergoing study and evaluation, including study in cell and animal disease models in preparation for potential human clinical trials. We continue to undertake preclinical development work with respect to potential products that are in clinical trials.

Phase 1-3 clinical trials denote safety and efficacy tests in humans as follows:

Phase 1: Evaluation of safety and dosing.

Phase 2: Evaluation of safety and efficacy.

Phase 3: Definitive evaluation of safety and efficacy.

*	Sponsored by the National Cancer Institute

COLLABORATIONS

Genentech, Inc.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We will be jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and co-promotion in the United States. Genentech will be responsible for the commercialization of trp-p8 products in the rest of the world except Asia and Oceania, where we retain all development and commercialization rights.

Abgenix

Our collaboration agreement with Abgenix focuses on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease, matriptase. Under the terms of the collaboration, Abgenix agreed to use its human antibody technologies to generate and select antibodies against matriptase. We and Abgenix have the right to co-develop and commercialize antibody products discovered during the collaboration. Our agreement with Abgenix provides for both companies to share equally in the product development costs and any profits from sales of product candidates successfully commercialized from any co-development efforts.

Dyax

We have a collaboration with Dyax to discover, develop and commercialize monoclonal antibody and other products against endotheliase 1 and endotheliase 2, enzymes that are over-expressed in certain cancers. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

OUR STRATEGY

Our goal is to become a leading biotechnology company focused on discovering, developing and commercializing a variety of drugs and therapeutic vaccines to treat cancer. Key elements of our strategy are to:

Develop and Commercialize Provenge

We are seeking to develop and commercialize Provenge for the treatment of prostate cancer. Provenge is in late-stage clinical trials, and we are currently engaged in discussions with pharmaceutical and biotechnology companies regarding potential collaboration arrangements for the commercialization of Provenge.

Continue to Build a Portfolio of Medically Important Oncology Product Candidates

We are developing a pipeline of oncology product candidates in various stages of clinical and preclinical development in a variety of therapeutic areas using multiple technologies. We believe this strategy increases the likelihood of successful product commercialization.

Leverage Our Core Competencies

We believe that we have significant expertise in the development of novel immunotherapeutics, which we have used to establish a strong platform for the development of product candidates to treat a variety of cancers. We intend to leverage our core competencies to develop high-value products in oncology markets with large unmet medical needs. When strategically advantageous, we may seek licensing or collaborative arrangements for our product candidates.

Seek to License or Acquire Complementary Products and Technologies

We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our general product development strategy. We continue to identify, evaluate and pursue the acquisition or licensing of strategically valuable organizations or product opportunities.

RECENT DEVELOPMENTS

Corvas Acquisition

On July 30, 2003, we announced the completion of our acquisition of Corvas, with a value of approximately $69.6 million, through the issuance of approximately 12.4 million shares of our common stock. This acquisition expanded our product pipeline and strengthened our balance sheet. On December 17, 2003, we announced the closure of the San Diego operations we acquired through the acquisition of Corvas. The closure is intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage the ongoing programs located in San Diego, we are re-locating essential activities to our headquarters in Seattle.

Kirin

On November 14, 2003, we announced that we had licensed to Kirin Brewery Co., Ltd, or Kirin, of Tokyo, Japan, patent rights relating to the use of certain HLA-DR antibodies for which Kirin will pay $20 million and relinquished rights to Provenge and other therapeutic vaccines in countries in Asia and the Pacific Rim. HLA-DR antibodies have potential applications in the treatment of cancer and autoimmune diseases such as multiple sclerosis and rheumatoid arthritis. We believe the return of Provenge rights to us will facilitate our ongoing discussions with potential collaborators for Provenge. In addition, this agreement will allow Kirin to continue to develop its monoclonal antibodies, without potentially infringing our patent rights in HLA-DR. Kirin agreed to pay us the $20 million in four installments, of which $2 million was paid in December 2003, and $6 million is to be paid annually for three years thereafter.

Nuvelo

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNapc2), and all other rNAPc proteins. Under the terms of the agreement, Nuvelo paid us an upfront payment of $4.6 million, consisting of $500,000 in cash and the balance in Nuvelo common stock. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Under the terms of the agreement, Nuvelo owns worldwide rights for all indications for rNapc2 products. Since February 4, 2004, we have sold the common stock we acquired from Nuvelo.

MANUFACTURING AND COMMERCIAL INFRASTRUCTURE

Our vaccine manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current good manufacturing practices, or cGMP. Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge requires that we develop manufacturing processes to permit the production of much larger quantities of that protein. To assist us to scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RPT, Inc., or Diosynth, in March 2001. We and Diosynth have since agreed to modifications to the original work plan to allow us to progressively designate work to be done in discrete blocks that are negotiated with Diosynth at a specified price. A separate cancellation fee applies in the event that we cancel any such block of work.

Certain blocks of work have been agreed upon and are being performed pursuant to the modified agreement and we are discussing additional blocks of work with Diosynth. The modification of the agreement allows us greater flexibility in scheduling the availability of Diosynth’s facilities and personnel. In light of the results from our first Phase 3 clinical trial of Provenge, D9901, and our ongoing Phase 3 pivotal clinical trial of Provenge, D9902B, we presently intend to continue the work for scale-up to commercial level production.

Cell-processing for the manufacture of Provenge and APC8024 for our clinical trials of those product candidates is conducted at a cell processing center we operate in Seattle, Washington, and through third-party contracts with the Mayo Clinic in Rochester, Minnesota, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey and Mountain View, California. For the manufacture of Provenge on a commercial scale, assuming that product candidate is approved for sale, we plan to construct two or more cell processing centers in the United States. These centers will be strategically located for maximum market coverage. We intend to begin initial development work for these centers in 2004.

The cell separation devices and related media that isolate the cells for our therapeutic vaccines from a patient’s blood and other bodily fluids are manufactured by third-party contractors in compliance with cGMP. We plan to use third-party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

The manufacture of a dose of Provenge or our other therapeutic vaccines begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a cell processing center, processed, and returned to a health care provider for infusion into the patient. We rely upon health care providers, including Gambro Healthcare, Inc., or Gambro, to perform leukapheresis for our clinical trials. We have an agreement with Gambro to provide leukapheresis services nationwide through its network of kidney dialysis centers if Provenge is approved for sale.

For our clinical trials, we use a variety of carriers to transport the patient cells derived from leukapheresis to and from the cell processing center. If Provenge is approved for sale, we intend to consolidate a substantial portion of our transportation needs with one or more third-party carriers or transportation systems managers. We are presently engaged in the analysis and planning for our commercial transportation needs.

We intend to link our transportation network, cell processing centers, leukapheresis providers, patients and physicians through an information technology system that allows for the timely, efficient, and cost effective production of Provenge on a commercial basis, if it is approved for sale. We are currently in the process of identifying our information technology needs, and we may rely on one or more third-party contractors to assist us in the development of these systems.

INTELLECTUAL PROPERTY

We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license. We have issued patents or patent applications that are directed to the solutions and devices by which cells can be isolated and manipulated, our Antigen Delivery Cassette, antigen-presenting cell processing, and our monoclonal antibody and small molecule product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

We also have issued patents or patent applications acquired in our acquisition of Corvas that are directed to potential pharmaceutical compounds such as rNIF and protease inhibitors and modulators, to methods of making the compounds and for treating specific diseases using the compounds. For many of these issued patents or applications, foreign counterparts are filed in a number of countries.

We intend to continue using our scientific experience to pursue and patent new developments with respect to uses, compositions and factors to enhance our position in the field of cancer. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third-parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third-parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. We are also subject to the risk of claims, whether meritorious or not, that our therapeutic vaccines or other potential products or processes use proprietary technology of others for which we do not have a valid license. There are patents owned by third-parties, and such a third-party could assert a claim that our therapeutic vaccines infringe a patent owned by that party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. However, we may not be able to establish non-infringement, and we may not be able to establish invalidity through clear and convincing evidence sufficient to overcome the presumption that issued patents are valid. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third-parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that are to receive our confidential data. In the case of employees, consultants and contractors, confidentiality agreements with them generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. However, it is possible that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known to or be independently developed by competitors.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our therapeutic vaccine product candidates, including Provenge, and our other products under development. For example, we understand that companies, including Cell Genesys, Inc. and Therion Biologics Corporation, are developing cancer vaccines for the United States market that could potentially compete with Provenge, if Provenge is successfully developed. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies are also under development and could potentially compete with Provenge, our therapeutic vaccines for other cancer types, or with other products we develop.

Many companies, including major pharmaceutical companies, are also developing therapies that may compete with our other potential products in the field of cancer. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. Others collaborate with large established companies to obtain access to these resources. Smaller companies may also prove to be significant competitors, particularly through the establishment of collaborative arrangements with large, established companies.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to advance Provenge and our other product candidates through clinical trials and through the FDA approval process;
•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;
•	the effectiveness of our sales and marketing efforts and those of our marketing partners;
•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;
•	our ability to meet demand for our products, if approved for sale;
•	our ability to secure reimbursement for Provenge or our other product candidates, and the price of such products relative to competing products;
•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator; and
•	our ability to meet all necessary regulatory requirements.

Competition among products approved for sale will be based, among other things, upon efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

EMPLOYEES

As of March 5, 2004, we had 146 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.

PROPERTIES

We lease approximately 70,650 square feet of laboratory, manufacturing and office space in Seattle, Washington under a lease expiring in December 2008. We sublease to a subtenant approximately 4,475 square feet of this leased space under a sub-lease that expires on March 15, 2005. We also lease approximately 5,256 square feet of office space in another Seattle, Washington location, under a lease expiring on December 31, 2008. Both leases may be extended at our option for two consecutive five-year periods. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring June 2006. We sublease to a subtenant approximately 9,166 square feet of this leased space under a sublease agreement that expires in June 2006. We have engaged a real estate broker to sublease the balance of the space. This lease may be extended at our option for one five-year period. We lease approximately 42,300 square feet of laboratory and office space in San Diego, California under a lease expiring in September 2006. With the closure of our San Diego facility, we have engaged a real estate broker to sublease this space.

ITEM 3.

LEGAL PROCEEDINGS

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. Our wholly-owned subsidiary, Dendreon San Diego LLC, as successor by merger to the obligations of Corvas under the Change in Control Plan, withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleges breach of the Change in Control Plan, violation of the California Labor Code and other claims, and seeks damages, and attorneys’ fees and costs. On February 24, 2004, we reached an agreement to resolve Dr. Vlasuk’s claims and we presently expect to complete a settlement agreement with Dr. Vlasuk by March 30, 2004. If the settlement is not completed, we intend to vigorously defend the action.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading publicly on the Nasdaq National Market on June 16, 2000 under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported sale prices of our common stock as reported on the Nasdaq National Market:

	High	Low

Year ended December 31, 2002
First quarter	$10.50	$3.12
Second quarter	7.19	1.72
Third quarter	4.30	1.26
Fourth quarter	6.33	2.75

Year ended December 31, 2003
First quarter	$7.20	$4.01
Second quarter	9.56	4.53
Third quarter	10.50	5.36
Fourth quarter	9.76	6.84

As of March 5, 2004, there were approximately 357 holders of record of our common stock. On March 5, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $15.41 per share. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

Warrants

Under our agreement with Shoreline Pacific, LLC, we issued 60,000 warrants to purchase our common stock to certain employees of Shoreline Pacific. 30,000 warrants have an exercise price of $2.50 per share, and the remaining 30,000 warrants were issued at an exercise price of $6.25 per share. We have estimated the value of these warrants using the Black-Scholes method, and recorded consulting expense of approximately $234,000. During 2003, certain holders completed cashless exercises of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock.

The warrants are exercisable at any time until five years from issuance. The issuance of the warrants to certain employees of Shoreline Pacific (and the issuance of common stock upon exercise thereof) was exempt from the registration provisions of the Securities Act under Section 4(2) thereof because of the nature of the transaction and the investor and the manner in which the offering was conducted. The issuance of common stock upon exercise of the warrants was exempt pursuant to Section 3(a)(9) of the Securities Act as no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

During 2003, Transamerica Business Credit Corporation, a financing company, completed a cashless exercise of two warrants, one warrant to purchase 9,166 shares of common stock at a price of $3.27 per share, and a second warrant to purchase 3,300 shares of common stock at an exercise price of $4.55 per share, resulting in a net issuance of 7,495 shares of common stock. Also, during 2003, TBCC Funding Trust II completed a cashless exercise of a warrant to purchase 85,800 shares of common stock at a price of $4.55 per share, resulting in a net issuance of 42,663 shares of common stock. Also, Fresenius completed a cashless exercise of a warrant to purchase 275,000 shares of common stock at an exercise price of $4.55 per share, resulting in a net issuance of 122,222 shares of common stock. In addition, HealthCare Ventures III exercised a warrant to purchase 84,638 shares of common stock at an exercise price of $.0181 per share and HealthCare Ventures IV exercised a warrant to purchase 24,855 shares of common stock, also at an exercise price of $0.1818 per share. Finally, John Wong exercised a warrant to purchase 38,194 shares of common stock at an exercise price of $3.27 per share. The issuance of common stock in connection with each of the foregoing warrant exercises was exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof as no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Options

In the fourth quarter of 2003, we granted options to two former consultants of ours to resolve claims by them of an oral agreement to modify and renew a consulting agreement for two years. The oral agreement would have extended the period of time for the consultants to exercise a total of 90,571 options granted to them at an exercise price of $0.91 per share as compensation for services provided under the consulting agreement. We granted the two consultants a total of 90,571 options at an exercise price of $6.23 per share upon execution of a written agreement by them releasing their claims. The options are fully vested and expire in March 2011. We have estimated the value of these options using the Black-Scholes method, and recorded compensation expense of $602,000. The issuance of the options to these two consultants was exempt from the registration under Section 4(2) of the Securities Act of 1933 because of the nature of the transaction and each investor and the manner in which the offering was conducted.

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

The Registration Statement (SEC File No. 333-31920) for our initial public offering became effective June 16, 2000, covering an aggregate of 5,175,000 shares of our common stock, including the underwriters’ over-allotment option. The completion of the offering, including the over-allotment option exercised in July 2000, resulted in the sale of an aggregate of 4,885,732 shares of common stock, for total gross proceeds of $48.9 million, which resulted in net proceeds to us of approximately $43.8 million, after deducting underwriting discounts and commissions and offering expenses. From the effective date of the Registration Statement through December 31, 2003, the proceeds from the offering were used exclusively to fund clinical trials, for research and development, preclinical development activities related to our potential products, for commercialization activities for our therapeutic vaccine products, to increase our antigen-presenting cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this report. The financial data for the year ended December 31, 2003 includes the results of operations of Corvas, commencing from the effective date of the merger on July 30, 2003. The financial data for the years ended December 31, 2002, 2001, 2000 and 1999, include only the historical results of Dendreon.

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Revenue	27,041	$15,269	$13,824	$6,519	$3,719
Operating expenses:
Research and development	37,438	30,927	31,314	17,191	10,222
Acquired in-process research and development	2,762	–	–	–	–
General and administrative	13,808	9,542	8,117	7,262	6,110
Marketing	598	719	1,788	250	–

Total operating expenses	54,606	41,188	41,219	24,703	16,332

Loss from operations	(27,565)	(25,919)	(27,395)	(18,184)	(12,613)
Interest and other income, net:
Interest income	1,271	1,803	4,795	2,828	414
Interest expense	(438)	(353)	(558)	(613)	(351)
Other income, net	–	–	–	–	32

Interest and other income, net	833	1,450	4,237	2,215	95

Loss before income taxes	(26,732)	(24,469)	(23,158)	(15,969)	(12,518)
Foreign income tax expense	1,761	200	–	100	–

Net loss	(28,493)	(24,669)	(23,158)	(16,069)	(12,518)
Deemed dividend upon issuance of convertible preferred stock	–	–	–	(4,110)	(285)

Net loss attributable to common stockholders	(28,493)	$(24,669)	$(23,158)	$(20,179)	$(12,803)

Basic and diluted net loss per common share	(0.82)	$(0.96)	$(0.94)	$(1.57)	$(13.54)

Shares used in computation of basic and diluted net loss per common share	34,664	25,576	24,760	12,840	946

	December 31,
	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$113,191	$54,979	$80,600	$97,155	$13,813
Working capital	92,767	37,104	59,685	74,560	9,738
Total assets	137,845	63,724	91,082	109,558	17,375
Long-term obligations, less current portion	1,893	1,081	2,013	1,469	2,799
Total stockholders’ equity	118,987	44,743	65,211	85,519	5,569

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio of product candidates includes therapeutic vaccines, monoclonal antibodies, small molecules and pro-drugs to treat a wide range of cancers. The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of December 31, 2003, our accumulated deficit was $144.0 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products in the near future. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity. Clinical costs may grow at a faster rate compared to research and preclinical expenses as we enroll patients into our second Phase 3 Provenge trial, D9902B.

Provenge

Provenge is our therapeutic vaccine being developed for the treatment of prostate cancer. Prostate cancer is the most common solid tumor malignancy in men in the United States, with over one million men currently diagnosed with the disease.

We are currently conducting a pivotal, randomized, double blind, placebo-controlled Phase 3 clinical trial of Provenge, D9902B, at more than 60 centers in the United States. This trial is designed to test Provenge in men with asymptomatic, metastatic, androgen independent prostate cancer whose cancer has a Gleason score of 7 and less and to confirm results of our first Phase 3 trial of Provenge that indicated significant clinical benefit in delaying time to disease progression and delaying the onset of disease-related pain in this population.

Androgen independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones. Currently, there are no FDA-approved therapeutic treatment options for patients with AIPC. The Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. The Gleason score is a measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. It is widely accepted within the medical community that Gleason scores of 7 and less suggest a better prognosis than Gleason scores of 8 and higher. Approximately 75% of androgen independent, and approximately 95% of androgen dependent, prostate cancer patients have a Gleason score of 7 and less.

The results from our first Phase 3 placebo-controlled trial of Provenge, D9901, in men with metastatic asymptomatic AIPC were first announced in August 2002. Comparison of the Provenge treated group to the placebo treated group in the overall population showed a 43% benefit in delaying time to disease progression, the primary endpoint of the trial. Although the results of the D9901 trial did not achieve statistical significance for the overall population, p-value = 0.05, these results closely approached statistical significance at p-value = 0.061. For Provenge treated men with Gleason scores of 7 and less, however, the results demonstrated a statistically significant benefit in delaying time to disease progression, p-value = 0.001. For these men, the probability of remaining progression-free while on the study was over two times higher than for men treated with placebo. In addition, six months after randomization, these men had a greater than eight-fold advantage in progression-free survival compared to men who received placebo (35.9% of Provenge men versus 4% of placebo patients).

In December 2002, we announced additional results from D9901 indicating that, in addition to delaying the time to progression of disease, Provenge treatment also delayed the onset of disease-related pain in men with Gleason scores of 7 and less. Delay in the onset of disease-related pain was the secondary endpoint of D9901, which enrolled patients who did not have cancer-related pain at the time of entry into the study. In men with Gleason scores of 7 and less, those receiving treatment with Provenge remained pain free significantly longer than those receiving placebo, p-value = 0.016. In addition, for these men, the probability of remaining free of cancer-related pain while on the study was over two-and-one-half times higher than for patients who received placebo. Provenge treatment was generally well tolerated, with most side effects resolving within 24 to 48 hours.

On January 12, 2004, we announced interim survival data from D9901 for men with Gleason scores of 7 and less. Based on data accumulated as of December 2003, men with Gleason scores of 7 and less receiving Provenge had a significant survival advantage, having on average an 89% overall increase in their survival time as compared to placebo (log rank p = 0.047, hazard ratio = 1.89). This benefit is reflected by a prolongation in the median survival time in these men receiving Provenge by 8.4 months (30.7 months versus 22.3 months). At 30 months from randomization, the survival rate for Provenge treated men in this population is 3.7 times higher than for men receiving placebo (53% versus 14%, p-value = 0.001).

In June 2003, we received an agreement under a Special Protocol Assessment, or SPA, from the FDA for D9902B. The SPA provides a binding written agreement with the FDA that the design and planned analysis of D9902B will form a basis for a Biologics License Application, if the trial is successful in meeting its pre-determined objectives.

We have also received Fast Track designation for Provenge for metastatic asymptomatic, AIPC, for tumors with Gleason scores of 7 and less from the FDA. Fast Track designation allows for a rolling submission of a potential Biologics License Application with the FDA, and ordinarily provides for a priority review. Priority review is defined by the FDA as a six-month review cycle. If D9902B is completed as currently planned, the results meet the trial endpoints, and we are successful in completing other necessary tasks, we would expect to submit a Biologics License Application for Provenge in 2005.

APC8024

We are also conducting Phase 1 clinical trials for APC8024, our therapeutic vaccine for the treatment of breast, ovarian and other solid tumors. Preliminary results from a trial in breast cancer indicate that APC8024 is showing clinical benefit and targeted T-cell mediated immune responses in patients with advanced, metastatic, Her-2 positive breast cancer. We are presently designing Phase 2 trials of APC8024, and expect to commence a Phase 2 trial in 2004.

Preclinical Research and Development Programs

We have a number of preclinical research and development programs underway. Our collaboration with Genentech targets the development of monoclonal antibodies and potentially other products directed against trp-p8, a cancer-specific ion channel. We have a monoclonal antibody program that targets HLA-DR and the use of antibodies directed to this target to kill cancer cells that express this molecule as well as additional potential therapeutic vaccines in preclinical development.

As a result of the acquisition of Corvas, we obtained its Protease Activated Therapy (PACT) therapeutic platform. The PACT program focuses on exploiting the activity of proteases on the surface of tumor cells. Proteases are enzymes that act as molecular scissors that cleave other proteins. PACT involves the design of synthetic molecules composed of a sequence of amino acids that are selectively recognized by a targeted, cancer-associated serine protease. The peptide moiety is chemically attached to a known cancer chemotherapeutic or cytoxic drug, yielding a pro-drug. This highly targeted approach may reduce damage to normal, healthy tissue through the activation of the pro-drug only at the location of the tumor by the tumor-specific serine protease.

We also obtained Corvas’ membrane-bound serine protease inhibitor preclinical program that focuses primarily on membrane-associated proteases that have been implicated in supporting the growth and progression of several types of solid tumors, including prostate, breast, ovarian and colorectal cancers. Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease, matriptase. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against matriptase. Both companies will have the right to co-develop and commercialize, or, it co-development is not elected, to solely develop and commercialize, any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

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

On July 30, 2003, we completed the acquisition of Corvas and Corvas became a wholly-owned subsidiary of Dendreon operating as Dendreon San Diego LLC, a limited liability company. On December 17, 2003, we announced the closure of the San Diego operations acquired through the acquisition of Corvas. The closure allows us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. In connection with the closure, we recognized $989,000 in reorganization expenses in December 2003, and anticipate recognizing an additional approximately $3.2 million in the first quarter of 2004. Unless otherwise indicated, the discussion in this report of the results of operations for the twelve months ended December 31, 2003 and financial condition at December 31, 2003 include the results of operations of Corvas, commencing from July 30, 2003. The results of operations for the twelve months ended December 31, 2002 and 2001 and the financial condition as of December 31, 2002, include only the historical results of Dendreon.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents, short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. We consider an investment with a maturity greater than twelve months long-term and a maturity less than twelve months short-term.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” required losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We recognize license revenue from intellectual technology agreements. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Up-front Payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

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

License Fees: Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectability is reasonably assured and the price is fixed and determinable.

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

Research and Development Expenses

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. The value of acquired IPR&D is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, income taxes, financing operations, long-term service contracts, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Fair Value of Financial Instruments

At December 31, 2003, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard applies to us for exit or disposal activities initiated after December 31, 2002. In December 2003, we announced the closure of our San Diego operations recently acquired through our acquisition of Corvas. See Note 4 of notes to financial statements for a detailed listing of costs incurred related to the closure of our San Diego operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of this new standard did not have a material effect on our financial position or results of operations.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus is applicable to agreements entered into in our third quarter of 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, the arrangement should be accounted for in accordance with that literature. The adoption of this new standard did not have a material effect on our financial position or results of operations.

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of this new standard did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in October 2003, deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”). The standard requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for us at the beginning of our third quarter of 2003. The adoption of FAS No. 150 did not have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

Revenue. Revenue was $27.0 million in 2003, $15.3 million in 2002 and $13.8 million in 2001. The 2003 increase compared with 2002 was primarily due to increased Kirin license and milestone revenue recognized as a result of our agreement with Kirin entered into in November 2003 partially offset by a decrease in revenue related to the expiration of our collaboration with The Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or J&J PRD. During the years ended December 31, 2003, 2002 and 2001, we recognized Kirin FTE revenue of $2.1 million, $2.4 million and $2.3 million, respectively. The 2002 increase compared to 2001 was predominantly due to revenue recognized under our agreement with Kirin partially offset by lower J&J PRD revenue. In 2004, we expect lower collaborative and license revenue due to the end of our collaborations with Kirin.

In November 2003, we announced that we had reached an agreement to license to Kirin worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20.0 million and released its rights to our therapeutic vaccines including our lead product candidate, Provenge, in Asia and Pacific Rim countries. This agreement ends our collaboration with Kirin and, we are now able to pursue a collaboration for Provenge worldwide. The $20.0 million will be paid to us in cash in four installments, of which $2.0 million was paid in December 2003, and $6.0 million is to be paid annually for three years thereafter. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing the payments received and to be received from Kirin, net of a discount of 8% for interest.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We will be jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and commercialization in the United States. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term. Genentech will make other option and milestone payments to us upon achievement of product development goals. During the years ended December 31, 2003 and 2002 we recognized revenue of $115,000 and $52,000, respectively, related to this agreement.

Research and Development Expenses. Research and development expenses were $37.4 million in 2003 compared to $30.9 million in 2002 and $31.3 million in 2001. The 2003 increase compared with 2002 was primarily due to increased contract manufacturing and clinical trial expenses as well as increased personnel-related costs and facilities expense due to the integration of Corvas into our operations. The 2002 decrease compared with 2001 was predominantly due to reduced clinical manufacturing and clinical trial costs during the partial clinical hold from April to October 2002 of D9902A, our second Phase 3 clinical trial of Provenge.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1) Clinical programs; and

2) Discovery research.

Our research and development expenses for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Clinical programs:
Cancer	$10.8	$8.2	$6.6
Cardiovascular (from our acquisition of Corvas)	0.6	–	–
Indirect costs	16.7	16.2	19.9

Total clinical programs	28.1	24.4	26.5

Discovery research	9.3	6.5	4.8

Total research and development expense	$37.4	$30.9	$31.3

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

In October 2001, we licensed rights to telomerase from Geron. We paid a license fee at inception of 16,129 shares of our common stock valued at $150,000, and we paid Geron a second license fee in cash of $100,000 in October 2002, the first anniversary of the agreement. In addition, if we achieve certain milestones, we are obligated to make additional payments to Geron. The first milestone payment is due upon the submission of the first investigational new drug application, or IND, for a product incorporating telomerase and the second is due upon submission of the first Biologics License Application, or BLA, to the FDA. Three subsequent milestone payments are due upon submission of the second BLA or equivalent, and upon the first and second product approvals, if any. The agreement may be terminated by us without cause on sixty days written notice to Geron. In 2003, there were no milestone payments due.

In September 2001, Dendreon licensed rights to the CEA and MN antigens from Bayer Corporation in two separate agreements. We paid a license fee upon execution of each agreement, and made milestone payments of $100,000 under each of the license agreements in April 2002. Additional milestone payments will be due at the start of Phase 3 clinical trials of products incorporating CEA or MN and the first approval for marketing authorization by the FDA of such products, if successful. Royalties on sales of any products incorporating CEA or MN will be due to Bayer if and when commercial sales of such products commence.

Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge requires that we develop manufacturing processes to permit the production of much larger quantities of that protein. To assist us to scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth in March 2001. We and Diosynth have since agreed to modifications to the original work plan to allow us to progressively designate work to be done in discrete blocks that are negotiated with Diosynth at a specified price. A separate cancellation fee applies in the event that we cancel any such block of work.

Certain blocks of work have been agreed upon and are being performed pursuant to the modified agreement and we are discussing additional blocks of work with Diosynth. The modification of the agreement allows us greater flexibility in scheduling the availability of its facilities and personnel. In light of the results from our first Phase 3 clinical trial of Provenge, D9901, and our ongoing Phase 3 pivotal clinical trial of Provenge, D9902B, we presently intend to continue the work for scale-up to commercial level production.

Acquired In-process Research and Development. During the twelve months ended December 31, 2003, we incurred an expense of $2.8 million associated with the write-off of the acquired in-process research and development (IPR&D) related to the Corvas acquisition. The $2.8 million of IPR&D represents the purchase price allocation to IPR&D initially based on an estimate of the fair value of in-process technology for projects of Corvas that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses. General and administrative expenses increased to $13.8 million in 2003, from $9.5 million in 2002, and $8.1 million in 2001. The increase in 2003 compared with 2002 was primarily due to increased personnel, legal, consulting and administrative expenses, partially due to the integration of Corvas into our operations. The increase in general and administrative expenses in 2002 over 2001 was primarily due to the allocation of rent related to the unoccupied portion of the facility in Mountain View, California, from research and development to general and administrative expenses. In August 2002, we entered into an Asset Purchase Agreement and Cell Processing Agreement with Progenitor Cell Therapy, LLP, or PCT, by which PCT acquired our Mountain View, California cell processing operations. Under the terms of the agreement, PCT paid fees to us of $500,000 in each of 2003 and 2002 and has assumed operational, lease and personnel obligations for the cell processing facility. We currently anticipate 2004 general and administrative spending to increase over 2003 levels due to costs associated with the closure of our San Diego operations and increased personnel to support the Provenge D9902B clinical trial.

Marketing. Marketing expenses decreased to $598,000 in 2003 from $719,000 in 2002, and $1.8 million in 2001. The decrease in 2003 compared to 2002 was primarily due to lower medical and market research spending, and a reduction in personnel. The decrease in 2002 compared to 2001 was primarily due to lower advertising and medical education expenses as a result of the partial clinical hold on our Phase 3 clinical trial of Provenge, D9902A. Marketing expenses are expected to be higher in 2004 than in 2003, as we continue market research and trial recruitment activities associated with Provenge.

Interest Income. Interest income decreased to $1.3 million in 2003 from $1.8 million in 2002, and $4.8 million in 2001. The decreases in 2003 and 2002 were due to the decline in interest rates and a lower average cash balance. Interest income is expected to be higher in 2004 than in 2003 due to a higher average cash balance and interest to be recognized related to the payment installments of the Kirin agreement signed in November 2003.

Interest Expense. Interest expense was $438,000 in 2003 compared to $353,000 in 2002 and $558,000 in 2001. The 2003 increase compared with 2002 was primarily due to interest expense of $77,000 related to Artisan debt of $10 million acquired as part of our acquisition of Corvas. In September 2003 the debt was paid in cash and the accreted interest was paid in stock. The 2002 decrease compared with 2001 was primarily attributable to lower average balances of debt associated with capital lease obligations and as a result of the repayment of the Transamerica note in February 2002.

Foreign Income Tax Expense. Foreign income tax expense was $1.8 million, $1.6 of which is deferred, in 2003, compared with $200,000 in 2002 and $0 in 2001. The amounts in 2003 and 2002 related to Japanese withholding tax on certain payments received and due to be received from Kirin.

Net Operating Loss

At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $292.0 million and $91.2 million, respectively, available to offset future federal taxable income. If not utilized, the tax net operating loss carryforwards will expire at various dates beginning in 2009 through 2023. We also had research and development tax credit carryforwards at December 31, 2003 of approximately $12.3 million and $3.8 million for federal and state income tax purposes, respectively. Utilization of the net operating losses and tax credits carryforwards may be subject to a substantial annual limitation due to the change in the ownership provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before those losses and carryforwards are fully utilized.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and the issuance of stock options to non-employees in exchange for services. In 2003 we recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the Corvas merger. We also recorded deferred stock-based compensation of $473,000 related to restricted stock awards granted to members of our management team that vest 25% upon grant and the balance over a two-year period. We recorded an expense of $177,000 in 2003 in connection with these awards. We recorded these amounts as a component of stockholders’ equity and are amortizing them by charges to operations over the vesting period of the options using the graded vesting method. We recorded stock-based compensation expense of $770,000 in 2003, $680,000 in 2002 and $1.2 million in 2001. We expect amortization of deferred stock-based compensation expense to be approximately $215,000 and $118,000 in 2004 and 2005, respectively. We expect to reverse deferred compensation of approximately $318,000 related to terminations in connection with the closure of our San Diego facility in the first quarter of 2004. We recorded stock-based consulting expense of $441,000, $455,000 and $60,000 in 2003, 2002 and 2001, respectively, related to grants to non-employees.

Liquidity and Capital Resources

Cash, cash equivalents and short- and long-term investments were $113.2 million at December 31, 2003. We have financed our operations to date primarily through proceeds from the sale of our equity securities, cash receipts from collaboration arrangements, interest income earned, equipment lease financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the years ended December 31, 2003, 2002, and 2001 was $39.8 million, $26.5 million and $14.2 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, general and administrative expenses in support of our operations and marketing expenses. In 2003, 2002 and 2001, these expenditures were offset by cash received from our corporate collaborators including license fees from Kirin in 2003, research and development expense reimbursements from Kirin and J&J PRD, license fees from Genentech, and cash received from non-refundable, upfront payments and milestone payments received from Kirin in 2001. We expect net cash used in operating activities to increase in the future as a result of increased research and clinical trial activity, and commercialization activities related to Provenge.

Since our inception, investing activities, other than purchases and maturities of short- and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2003, our aggregate investment in equipment and leasehold improvements was $12.2 million. We have an agreement with Transamerica, a financing company, under which we have fully financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year, and we have granted a security interest in all our assets to Transamerica. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. This GE lease line expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003, we had financed $450,000 of laboratory, computer and office equipment under this GE lease line. The lease term is 48 months and bears interest at 8.9% per year. This GE agreement will expire on December 31, 2004. We had a tenant improvement allowance of $3.5 million from the lessor of our primary Seattle, Washington facility. As of December 31, 2003, we had committed all of the allowance for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease. In 2004, we plan to continue to fund our capital equipment and leasehold improvements through financing facilities.

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

As of December 31, 2003, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees.

On January 6, 2003, we filed a “shelf” Registration Statement (SEC File No. 333-102351) with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30,750,000, or $30,715,000, net of offering costs. As of December 31, 2003, $44,250,000 of common stock can be sold under this Registration Statement. From the effective date of the registration statement through December 31, 2003, the proceeds from the offering were used to fund clinical trials, for research and preclinical development activities related to our potential products, for commercialization activities for our therapeutic vaccine product candidates, to increase our antigen-presenting cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital.

Under this registration statement, we may sell our common stock directly to purchasers, to or through underwriters or dealers, through agents, or through a combination of such methods. We expect that the price for any such shares sold under this registration statement will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, any agents or underwriters involved with the sale or sales.

In July 2003, our wholly-owned subsidiary, Dendreon San Diego LLC, acquired Corvas. As a result, Corvas’ 5.5% convertible senior subordinated promissory notes due in 2006 (the “Notes”) became the obligation of Dendreon San Diego LLC, and Artisan Equity Ltd., the holder of the Notes, exercised its right to cause the Notes to be redeemed pursuant to a “change in control” provision in the Notes.

In accordance with the redemption terms of the Notes, we paid the principal of the Notes to Artisan in cash on September 11, 2003, and elected to pay accreted interest of approximately $2.4 million on the Notes in shares of our common stock. Artisan agreed to accept payment of the accreted interest in shares of our common stock in lieu of cash, provided that, among other things, the resale of the common stock issued in payment of the accreted interest was registered under the Securities Act. On October 22, 2003, we filed a Registration Statement on Form S-3 to register the resale of 363,263 shares of our common stock by Artisan to satisfy the terms of the Note permitting payment in shares of our common stock. The registration statement was declared effective by the SEC on October 27, 2003, and 363,263 shares of our common stock were issued to Artisan in full payment of the accreted interest. We have agreed with Artisan to prepare and file such amendments and supplements to the registration statement as may be necessary to keep the registration statement effective until the shares are no longer required to be registered for sale by Artisan.

On October 22, 2003, we filed a second “shelf” Registration Statement (SEC File No. 333-109873 ) with the SEC to sell up to an additional $125 million of our common stock from time to time. The SEC declared this Registration Statement effective on November 5, 2003. On January 26, 2004, we filed an additional “shelf” Registration Statement ( SEC File No. 333-112220 ) solely to increase the dollar amount of securities registered under our Registration Statement ( SEC File No. 333-109873 ) from $125 million to $150 million of our common stock. In January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts and commissions.

The following are contractual commitments at December 31, 2003 associated with debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

Contractual Commitments	Total	Less Than 1 year	1-3 years	3-5 years	More Than 5 years

Capital lease obligations	2,525	1,585	829	111	–
Operating leases	19,607	5,500	9,859	4,248	–
Unconditional purchase obligations(a)	723	723	–	–	–
Other contractual commitments(a)	2,234	2,234	–	–	–

Total Contractual Commitments	$25,089	$10,042	$10,688	$4,359	$–

(a)	Refer to Note 12 to our consolidated financial statements for additional information related to purchase obligations and other contractual commitments.

As of December 31, 2003, we anticipate that our cash on hand, and cash generated from our collaborative arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 18 months. With the proceeds of our public offering in the first quarter of 2004, we anticipate our cash on hand, and cash generated from our collaboration arrangements, will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under the shelf registration statement, should we need them, or are unable to draw down on our equity line facility before its expiration when we need to do so because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum floor closing price of $3), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials. We may also consider additional financings if market conditions are favorable to enhance our cash and working capital position.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses. We expect to continue to incur losses, and we may never become profitable.

As of December 31, 2003, we had an accumulated deficit of $144.0 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs and from general and administrative expenses in support of operations, clinical trial expenses and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully complete our current Phase 3 pivotal clinical trial for Provenge, the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer. Provenge is currently being tested in a pivotal Phase 3 clinical trial, D9902B. Our first Phase 3 clinical trial for Provenge, D9901, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients who benefited by treatment with Provenge. Although we have entered into an agreement under a Special Protocol Assessment with the FDA for our current pivotal trial and have received Fast Track designation for Provenge from the FDA, our obtaining FDA approval of Provenge depends on, among other things, our successfully completing D9902B with favorable results and in accordance with the agreed upon protocol. We might fail to complete or experience delays in completing this pivotal trial. In addition, the data from this pivotal Phase 3 trial might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting other requirements for approval. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

We may not realize all of the anticipated benefits of the acquisition of Corvas.

The success of our acquisition of Corvas will depend, in part, on our ability to realize the anticipated synergies, cost savings and other opportunities from integrating the business of Corvas with our business.

These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce our cash use. In December 2003, we announced the closure of the San Diego operations acquired through the acquisition of Corvas. The closure is intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage the ongoing programs located in San Diego, we are re-locating essential activities to our headquarters in Seattle. This decision will result in a reduction in workforce at the San Diego facility and certain non-recurring expenses in the fourth quarter of 2003 of $989,000 and in the first quarter of 2004, estimated at $3.2 million.

Difficulties we may face in combining the Corvas operations with ours include, among others:

•	consolidating research and development operations;
•	retaining and/or recruiting employees with the scientific expertise necessary to continue preclinical programs that were being pursued at the San Diego facility;
•	selecting appropriate product candidates for further preclinical development or out-licensing;
•	preserving licensing, research and development, supply, collaboration and other important relationships;
•	allocating the resources of the combined operation to optimize the development of programs with the greatest potential value; and
•	achieving anticipated operating efficiencies and cost savings.

It is possible that we will be unable to realize all of the benefits that we expect to result from the acquisition of Corvas and the combination of our operations in Seattle. Integration of operations may be difficult and may have unintended and undesirable consequences. We may not accomplish this integration as quickly or as smoothly or successfully as we would like. The diversion of management’s attention from our current operations to the integration effort and any difficulties in combining operations could prevent us from realizing the full benefits that we expect to result from the combination and could adversely affect our existing business.

The acquisition of Corvas also entails an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of Corvas that were not known to us at the time of the acquisition.

If we fail to enter into collaboration agreements for our product candidates, if they are needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and we will need to develop or access physical resources and systems, including cell processing centers, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have. We may elect to develop some or all of these physical resources and systems and the related expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company which will provide some or all of such physical resources and systems as well as financial resources and expertise.

We are currently in discussions for a possible collaboration with respect to Provenge with pharmaceutical and biotechnology companies who may provide such financial and physical resources, systems and expertise. Whether we negotiate such a collaboration and reach a definitive agreement will depend upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the results of our first Phase 3 clinical trial of Provenge and the potential results of our current pivotal Phase 3 clinical trial of Provenge, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems ourselves.

If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement for Provenge include the following:

•	the collaborator may independently develop, or develop with third-parties, products that could compete with Provenge;
•	the collaborator may not apply the expected financial resources or required expertise in developing the physical resources and systems or other systems necessary to successfully commercialize Provenge;
•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of Provenge reach their full potential; and
•	disputes may arise between us and a collaborator that delay the commercialization of Provenge or adversely affect its sales or profitability.

The occurrence of any of these events could adversely affect the commercialization of Provenge by delaying the date on which sales of the product may begin if approved by the FDA, by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market. In addition, a collaborator for Provenge may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts.

We may choose to enter into collaboration agreements for one or more of our other product candidates. With respect to a collaboration for Provenge or any of our other product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates. Problems with our collaborators, such as those mentioned above, could have an adverse effect on our business and stock price.

We have a collaboration with Genentech for the research, development and commercialization of monoclonal antibodies and potentially other therapies targeting trp-p8. We also have collaborations with Abgenix for the research, development and commercialization of monoclonal antibodies for two selected antigens from our portfolio of serine proteases, and Dyax for the research, development and commercialization of cancer therapeutics focused on serine protease inhibitors. Each of these collaborations involve potential products that are at the preclinical stage of development, and we believe the risks described above that are associated with later stage products are less likely to materially impact us if they occur. To date, we have not experienced difficulties with these collaborations that have had a material negative effect on our business or research and product development efforts, and we have not been negatively affected by consolidations involving potential collaborators. However, it is possible that we could encounter difficulties with these collaborators in the future that could have a material adverse effect on our business.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer vaccines, monoclonal antibodies, small molecules and other new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;
•	continue the research and development of our therapeutic products;
•	conduct clinical trials; and
•	commercialize our products.

We believe that our cash on hand, including our cash equivalents and short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the costs of developing the physical resources and systems to support FDA approval of Provenge;
•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;
•	our timetable for and costs of scaling up manufacturing;
•	our timetable and costs for the development of marketing operations and other activities related to the commercialization of Provenge and our other product candidates;
•	our degree of success in our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;
•	the rate of progress and cost of our research and development and clinical trial activities;
•	the amount and timing of milestone payments we receive from collaborators;
•	the emergence of competing technologies and other adverse market developments; and
•	changes in or terminations of our existing collaboration and licensing arrangements.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate our clinical trials and our development programs. If we raise additional funds by issuing equity securities, including under our equity line facility or pursuant to our shelf registration statement, further dilution to our existing stockholders will result.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

A number of factors, including regulatory requirements, scheduling conflicts with participating clinicians and clinical institutions, limits on manufacturing capacity, failure of doses of Provenge to meet required standards and difficulties in identifying and enrolling patients who meet trial eligibility criteria may cause significant delays. We may not complete our pivotal clinical trial of Provenge or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

We rely on academic institutions, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third-parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

If we fail to complete our Phase 3 trial of Provenge, D9902B or if we experience delays in completing that trial as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials for Provenge or other potential products or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

In April 2002, the FDA placed our D9902A (the predecessor to D9902B) study of Provenge on partial clinical hold and required us to provide additional information regarding the identity and functionality of the product candidate. We submitted additional information, and the FDA lifted the partial hold in October 2002. During this period we were permitted to continue treating patients already enrolled in the trial, but could not enroll new patients in D9902A.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our potential products, including the following:

•	safety and efficacy results from human clinical trials, such as our Provenge trials, may not be replicated in later clinical trials;
•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, APC8024, trp-p8 and our monoclonal antibody programs;
•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and
•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase 3 clinical trial for Provenge, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our pivotal Phase 3 trial, D9902B, or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as planned, and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate under development, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or cause us or the FDA to halt clinical trials related to any of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all target indications. We, our collaborators or the FDA may suspend or terminate clinical trials at any time, which would adversely affect our business.

Commercialization of our product candidates in the United States requires FDA approval, which may not be granted, and foreign commercialization requires similar approvals.

The FDA can delay, limit or withhold approval of a product candidates for many reasons, including the following:

•	a product candidate may not demonstrate sufficient safety or efficacy;
•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require data that is different from what we obtained in our clinical trials;

•	the FDA may require additional information about the safety, purity, stability, identity or functionality of a product candidate;
•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators; and
•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-marketing clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval. Any unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons. A significant delay in or failure to receive approval for any of our products could materially harm our business and reduce our stock price.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other vaccine products are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other vaccine products under development.

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

An investigational new drug application, or IND, must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA requests an extension to review the application, or raises concerns or questions about the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold.

We, and third-parties on whom we rely to assist us with clinical trials, are subject to extensive regulation by the FDA in the design and conduct of clinical trials. Also, investigational products in clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practice, or cGMP. Other products used in connection with our clinical trials must be manufactured in accordance with regulations called the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of our investigational products. We and third-parties with whom we contract for manufacturing and cell processing must comply with cGMP or QSR, as applicable. Our facilities and quality systems and potentially the facilities and quality systems of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit our clinical trials or audit or inspect a manufacturing or cell processing facility involved with the production of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If any such inspection or audit identifies a failure to comply with applicable regulations, the FDA may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical trial or the temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third-parties with whom we contract could harm our business.

If we are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be subject to criminal prosecution, fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of technological development. We anticipate that we will face increased competition in the future as new companies enter our markets. Research and discoveries by others may result in breakthroughs that render Provenge or our other potential products obsolete even before they begin to generate any revenue.

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, AVI BioPharma, Inc., Cell Genesys, Inc. and Therion Biologics are each developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma and Therion are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys has completed Phase 2 clinical trials of its prostate cancer vaccine and has announced plans to commence Phase 3 trials. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates.

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. If our products receive marketing approval, but cannot compete effectively in the marketplace, our profitability and financial position will suffer.

Market acceptance of our product candidates, if any, is uncertain.

Even if our potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products then in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by third-party payors.

Failure to retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete development of Provenge, develop the necessary commercial infrastructure, and pursue development of our other product candidates. We will need to add manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations and expand our capabilities, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

•	recruit, train, manage and motivate our employees;
•	accurately forecast demand for our product candidates; and
•	expand existing facilities, and operational, financial and management information systems.

If we fail to manage our growth effectively, our product development and commercialization efforts could be curtailed or delayed.

We have no commercial or other large-scale manufacturing experience and may rely on third-party manufacturers, which will limit our ability to control the availability of, and manufacturing costs for, our products.

To be successful, our products must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We may rely on third-parties for certain aspects of the commercial and clinic trial manufacture of our products. A limited number of contract manufacturers are capable of manufacturing the components of Provenge. If we cannot contract for large-scale manufacturing capabilities that we require on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components ourselves, we may not be able to conduct clinical trials as planned or to market and sell our products.

It may be difficult or impossible to economically manufacture our product candidates on a commercial scale. We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We cannot be certain that this contract will result in our ability to produce the antigen for Provenge on a commercial scale, if Provenge is approved for commercial sale.

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

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates, including Provenge. There are, in general, relatively few alternative sources of supply for these components. While these vendors have produced our vaccine components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement vendors who meet regulatory requirements. If we have to switch to a replacement vendor, the manufacture and delivery of our vaccines could be interrupted for an extended period, adversely affecting our business.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products for which we seek to obtain patent protection. Our issued patents and applications relate to the antigens, serine proteases, compounds, and other biologic matter around which our product candidates are constructed, as well as the methods and processes for manufacturing those product candidates. Our patent applications are in various stages of processing. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

The fact that we have filed a patent application, or that a patent has issued, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Others can challenge any patent application that we may file or the validity and/or scope of any patent issued to us. The patents themselves may relate to inventions that are reasonably easy to design around, and other companies may invent comparable or superior technologies that do not rely on any of our patented technologies.

Patent law relating to the scope of claims in the biotechnology field is still evolving and, consequently, patent positions in our industry may not be as strong, or may be subject to greater risk of challenge, with more uncertainty as to the outcome of any such challenge, than would be the case in more established fields. Because patents are particularly important in the field of medical technology, other companies may have a greater incentive to challenge our patents or to assert that our technologies violate their proprietary rights than might otherwise be the case.

We are also subject to the risk of claims, whether meritorious or not, that our therapeutic vaccines or other potential products or processes use proprietary technology of others for which we do not have a valid license. There are patents owned by third-parties, and such a third-party could assert a claim that our therapeutic vaccines infringe a patent owned by that party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. However, we may not be able to establish non-infringement, and we may not be able to establish invalidity through clear and convincing evidence sufficient to overcome the presumption that issued patents are valid. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our property rights. Even if we are able to defend our positions, the cost of doing so may adversely affect our profitability. We have not experienced significant patent litigation. However, this may reflect in part the fact that we have not yet commercialized any products. We may be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, if such litigation is initiated.

We may collaborate with a pharmaceutical or biotechnology company in the commercialization, marketing and distribution of Provenge in the United States, and may collaborate with other companies in the development and commercialization of our other potential products. In some cases, we may develop a product candidate in collaboration with other companies in order to share the development risk, to gain access to complementary technologies or facilities or for other reasons.

The existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, could impede our ability to enter into such relationships on an advantageous basis or at all.

We also rely on unpatented technology, trade secrets and confidential information. Others may independently develop substantially equivalent information and techniques and may obtain patents covering our unpatented technology or trade secrets. Others may gain access to or disclose our technology, trade secrets and confidential information. We may not be able to effectively protect our rights in unpatented technology, trade secrets and confidential information. Although we require those who work with us to execute confidentiality agreements, these agreements may not provide effective protection of our information.

One of our capitalized leases is secured by all of our assets, including our intellectual property. The amount of remaining lease payments due on this lease as of December 31, 2003 was approximately $1.2 million.

The availability and amount of reimbursement for our potential products and the manner in which government and private payors may reimburse for our potential products is uncertain; we may face challenges from government or private payors that adversely affect reimbursement for our potential products.

We expect that many of the patients who seek treatment with our products, if those products are approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly approved products, especially novel products such as ours, is not certain, and those regulations and interpretive rulings are subject to change. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell our potential products, if approved.

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change or be adopted before any of our potential products are approved for marketing. Cost control initiatives could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third-parties may ultimately not consider any or all of our products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage, and we intend to obtain product liability insurance coverage in the future. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our research and development activities will continue to involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. We generally contract with third-parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We cannot eliminate the risk of accidental contamination or injury from these materials. We may be required to incur substantial costs to comply with current or future environmental and safety regulations. In the event of an accident or contamination, we would likely incur significant costs associated with civil penalties or criminal fines, lawsuits from regulatory authorities and private parties, and in complying with environmental laws and regulations.

If we do not progress in our programs as anticipated, our stock price could decrease.

For planning purposes, we estimate the timing of a variety of clinical, regulatory and other milestones, such as when a certain product candidate will enter clinical development, when a clinical trial will be completed or when an application for regulatory approval will be filed. Some of our estimates are included in this report. We base our estimates on present facts and a variety of assumptions. Many of the underlying assumptions are outside of our control. If milestones are not achieved when we expect them to be, investors could be disappointed, and our stock price may fall.

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Market volatility may affect our stock price, and the value of your investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on number of factors, including the following, many of which are beyond our control:

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;
•	preclinical and clinical trial results;
•	market perception of the prospects for biotechnology companies as an industry sector;
•	general market and economic conditions;
•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;
•	FDA review of our product development activities;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	developments concerning our key personnel and intellectual property rights;
•	announcements regarding significant collaborations or strategic alliances; and
•	publicity regarding actual or potential performance of products under development by us or our competitors.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $15.88 and $7.98 respectively in this year through March 5, 2004. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 2,000,616 shares this year through March 5, 2004. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of December 31, 2003, these registration rights covered approximately 8,932,218 shares of our common stock which were then outstanding and an additional 48,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,263 shares pursuant to which Artisan Equity, Ltd. may freely resell these shares into the public market at any time or from time to time.

Our issuance of shares pursuant to existing or future collaborations or other agreements or under our shelf registration statement will dilute the equity ownership of our existing stockholders.

Under our equity line financing agreement with BNY Capital Markets, Inc., or CMI, we may, at our option and subject to the satisfaction of specified conditions, issue to CMI an aggregate of up to 4,593,903 shares of our common stock from time to time through June 11, 2004. The precise number of shares of our common stock that we may issue to CMI over the remaining term of the equity line financing agreement will depend primarily on the number of drawdowns we choose to make, the amounts of those drawdowns and the closing market price of our common stock during the drawdown periods. Also, from time to time during drawdown periods, within limitations specified in our equity line facility with CMI and subject to applicable laws, CMI may engage in hedging and other transactions in our common stock and may sell and deliver shares of our common stock issued under the equity line facility in connection with these transactions. If CMI engages in such transactions, the price of our common stock may fall.

Under our agreement with Genentech, if a specified milestone relating to trp-p8 is achieved, Genentech is obligated to purchase from us $2.5 million of our common stock at a price based on the average closing price of our stock over the 30 prior trading days.

An agreement between Abgenix, Inc. and Corvas provides that in the event the parties elect to expand the research program covered by that agreement, Abgenix would be obligated to purchase $5 million of Corvas common stock. In our acquisition of Corvas, our subsidiary, Dendreon San Diego LLC, succeeded to the rights and obligations of Corvas under this agreement. In the event that the parties elect to expand the research program, we anticipate that the equity investment by Abgenix would be made in exchange for shares of Dendreon common stock.

We currently propose to enter into certain other agreements involving our issuance of additional shares of common stock. Further, we are currently in discussions with potential collaborators with respect to Provenge. In connection with any such Provenge collaboration or any other collaboration that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial.

We may sell up to $44.3 million of our common stock under our outstanding shelf registration statement. Future sales under our shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to CMI under the equity line facility and to other investors under our registration statements or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, we had short-term investments of $55.7 million and long-term investments of $13.2 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by $191,632, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Items 15(a) and included herein beginning on page F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, as of the end of the period covered by this report, in timely making known to them material information relating to the Company required to be included in the Company’s Exchange Act filings. It should be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our executive officers and directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) under the captions “Election of Directors” and “Management and Certain Security Holders of Dendreon – Section 16(a) Beneficial Ownership Reporting Compliance.”

On February 25, 2004, our Board of Directors adopted a Code of Business Conduct applicable to our directors, officers, and employees. The Code of Business Conduct is available, free of charge, through our investor relations web site at http://investor.dendreon.com.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2004 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon – Executive Compensation.”

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2004 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon – Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2004 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon – Certain Transactions.”

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2004 Proxy Statement under the caption “Information Regarding Our Independent Accountants.”

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)	Index to Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)	Index to Financial Statement Schedules.

None required.

(3)	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated February 24, 2003, by and among the Registrant, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and Corvas International, Inc., a Delaware corporation. (6)

3.1	Amended and Restated Certificate of Incorporation. (11)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock certificate. (3)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.3	Rights Agreement between the Registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (8)

4.4	Form of Right Certificate. (8)

10.1	Indemnity Agreement between the Registrant and each of its directors and certain of its officers. (2)

10.2	2000 Equity Incentive Plan, as amended. *

10.3	2000 Employee Stock Purchase Plan. (2)*

10.4	Fourth Amended and Restated Stockholders’ Agreement, dated September 3, 1999, between the Registrant and certain holders of the Registrant’s securities. (3)

10.5	Registration Rights and Shareholder’s Agreement, dated October 18, 1999, between the Registrant and Fresenius AG. (3)

10.6	Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal. (3)*

10.7	Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the Registrant and Vanni Business Park General Partnership. (3)

10.8	Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC. (3)

10.9	Loan and Security Agreement, dated July 30, 1999, between the Registrant and Transamerica Business Credit Corporation. (3)

10.10	Amended and Restated Master Lease Agreement, dated May 28, 1999, between the Registrant and Transamerica Business Credit Corporation. (3)

10.11	Second Amendment to Master Lease Agreement, dated January 31, 2000, between the Registrant and Transamerica Business Credit Corporation. (3)

10.12	Amended and Restated Collaborative License Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd. (14)

10.13†	Research and License Agreement, dated February 1, 1999, between the Registrant and Kirin Brewery Co., Ltd. (3)

10.14	Amended and Restated Manufacturing and Supply Agreement, dated August 6, 2002, between the Registrant and Kirin Brewery Co., Ltd. (14)

10.15†	Joint Commercialization Agreement, dated February 1, 2000, between the Registrant and Kirin Brewery Co., Ltd. (3)

10.16†	Research Collaboration and License Agreement, dated October 1, 2000, between the Registrant and J&J PRD. (2)

10.17†	Bioprocessing Services Agreement, dated March 16, 2001, between the Registrant and Covance Biotechnology Services, Inc. (4)

10.18†	Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)

Exhibit Number	Description

10.19†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the Registrant and Gambro Healthcare, Inc. (10)

10.20†	Collaborative Development and Marketing Agreement between the Registrant and Genentech, Inc., dated August 1, 2002. (7)

10.21	Equity Investment Agreement between the Registrant and Genentech, Inc., dated July 31, 2002. (7)

10.22	Private Equity Line Financing Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (9)

10.23	Registration Rights Agreement between the Registrant and BNY Capital Markets, Inc., dated June 11, 2002. (9)

10.24	2002 Broad Based Equity Incentive Plan. (12)*

10.25†	Binding Memorandum of Terms dated November 12, 2003 between Kirin Brewery Co., Ltd. and the Registrant (13)

21	List of Subsidiary.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney. (contained on signature page)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(1)	Incorporated by reference to Form 8-K filed on June 13, 2003.
(2)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-47706 and incorporated by reference herein.
(3)	Filed as an exhibit to Registration Statement on Form S-1, File No. 333-31920 and incorporated by reference herein.
(4)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated by reference herein.
(5)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on February 25, 2003 and incorporated by reference herein.
(7)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated by reference herein.
(8)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on September 25, 2002 and incorporated by reference herein.
(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed with the SEC on June 13, 2002 and incorporated by reference herein.
(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein.
(11)	Filed as an exhibit to Registrant’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8, File No. 333-85032, and incorporated herein by reference.
(13)	Filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated by reference herein.
†	Confidential treatment granted as to certain portions of this Exhibit.
*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

(b)	Reports on Form 8-K.
The	Company filed the following Current Report on Form 8-K during the quarterly period ended December 31, 2003:

•	Form 8-K for the event of November 6, 2003, as filed on November 12, 2003 providing disclosure under Item 7 and Item 9, and furnishing as an exhibit a press release related to our financial results for the quarter and nine months ended September 30, 2003.

(c)	Exhibits
See	exhibits listed under Item 15(a)(3).

(d)	Financial Statement Schedules
The	financial statement schedules required by this item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 15th day of March, 2004.

DENDREON CORPORATION

By: /s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D. President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold, M.D. Mitchell H. Gold, M.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ Martin A. Simonetti Martin A. Simonetti	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ Christopher S. Henney, Ph.D., D.Sc. Christopher S. Henney, Ph.D., D.Sc.	Chairman of the Board of Directors	March 15, 2004

/s/ Susan Bayh Susan Bayh	Director	March 15, 2004

/s/ Gerardo Canet Gerardo Canet	Director	March 15, 2004

/s/ Bogdan Dziurzynski Bogdan Dziurzynski	Director	March 15, 2004

/s/ Timothy Harris, Ph.D. Timothy Harris, Ph.D.	Director	March 15, 2004

Signature	Title	Date

/s/ Blake Ingle Blake Ingle	Director	March 15, 2004

/s/ Ruth Kunath Ruth Kunath	Director	March 15, 2004

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 15, 2004

/s/ Douglas G. Watson Douglas G. Watson	Director	March 15, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORSDENDREON CORPORATION

The Board of Directors and Stockholders

Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Seattle, Washington

February 12, 2004, except for Note 12, as to

which the date is February 24, 2004

CONSOLIDATED BALANCE SHEETS DENDREON CORPORATION

	December 31,
(in thousands, except share and per share amounts)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$44,349	$11,263
Short-term investments	55,692	35,614
Restricted cash	303	308
Receivables	5,550	1,760
Prepaid and other current assets	3,113	2,309

Total current assets	109,007	51,254
Property and equipment, net	5,011	3,578
Long-term investments	13,150	8,102
Receivable, net of current portion	9,943	–
Deposits and other assets	734	790

Total assets	$137,845	$63,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,221	$1,041
Accrued liabilities	8,473	4,923
Accrued compensation	4,976	1,892
Deferred revenue	107	5,096
Current portion of capital lease obligations	1,463	1,198

Total current liabilities	16,240	14,150
Deferred revenue, less current portion	725	3,750
Capital lease obligations, less current portion	899	1,081
Deferred foreign tax	994	–
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	–	–
Common stock, $0.001 par value; 80,000,000 shares authorized, 44,926,284 and 26,558,478 shares issued and outstanding at December 31, 2003 and 2002, respectively	45	27
Additional paid-in capital	263,610	160,314
Deferred stock-based compensation	(651)	(253)
Accumulated other comprehensive (loss) income	(61)	118
Accumulated deficit	(143,956)	(115,463)

Total stockholders’ equity	118,987	44,743

Total liabilities and stockholders’ equity	$137,845	$63,724

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONSDENDREON CORPORATION

	Year Ended December 31,
(in thousands, except share and per share amounts)	2003	2002	2001

Revenue	$27,041	$15,269	$13,824
Operating expenses:
Research and development	37,438	30,927	31,314
Acquired in-process research and development	2,762	–	–
General and administrative	13,808	9,542	8,117
Marketing	598	719	1,788

Total operating expenses	54,606	41,188	41,219

Loss from operations	(27,565)	(25,919)	(27,395)
Interest income, net:
Interest income	1,271	1,803	4,795
Interest expense	(438)	(353)	(558)

Interest income, net	833	1,450	4,237

Loss before income taxes	(26,732)	(24,469)	(23,158)
Foreign income tax expense	1,761	200	–

Net loss	$(28,493)	$(24,669)	$(23,158)

Basic and diluted net loss per common share	$(0.82)	$(0.96)	$(0.94)

Shares used in computation of basic and diluted net loss per common share	34,664,059	25,575,949	24,759,615

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITYDENDREON CORPORATION

	Common Stock
(in thousands, except share amounts)	Shares	Amount	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2001	24,449,930	$24	$155,413	$(2,442)	$160	$(67,636)	$85,519
Exercise of stock options for cash	375,872	1	343	–	–	–	344
Issuance of common stock under the Employee Stock Purchase Plan	77,737	–	661	–	–	–	661
Issuance of stock warrants for capital leases	–	–	60	–	–	–	60
Issuance of stock options for services	–	–	60	–	–	–	60
Issuance of common stock for license arrangement	16,129	–	150	–	–	–	150
Amortization of deferred stock-based compensation, net of cancellations	–	–	–	1,249	–	–	1,249
Reversal of deferred stock-based compensation due to terminations	–	–	(206)	206	–	–	–
Comprehensive loss
Net loss	–	–	–	–	–	(23,158)	(23,158)
Net unrealized gain on securities available-for-sale	–	–	–	–	326	–	326

Comprehensive loss							(22,832)

Balance, December 31, 2001	24,919,668	25	156,481	(987)	486	(90,794)	65,211
Exercise of stock options for cash	228,223	–	187	–	–	–	187
Issuance of common stock under the Employee Stock Purchase Plan	189,262	–	475	–	–	–	475
Issuance of stock options and warrants for services	–	–	455	–	–	–	455
Issuance of common stock for cash	1,015,228	2	1,998	–	–	–	2,000
Proceeds from equity line of credit draw downs (net of issuance cost of $255)	206,097	–	772	–	–	–	772
Amortization of deferred stock-based compensation, net of cancellations	–	–	–	680	–	–	680
Reversal of deferred stock-based compensation due to terminations	–	–	(54)	54	–	–	–
Comprehensive loss
Net loss	–	–	–	–	–	(24,669)	(24,669)
Net unrealized loss on securities available-for-sale	–	–	–	–	(368)	–	(368)

Comprehensive loss							(25,037)

Balance, December 31, 2002	26,558,478	27	160,314	(253)	118	(115,463)	44,743
Exercise of stock options and warrants for cash	495,981	–	1,213	–	–	–	1,213
Net exercise of stock warrants	193,644	–	–	–	–	–	–
Valuation of stock options and warrants	–	–	77	–	–	–	77
Issuance of common stock under the Employee Stock Purchase Plan	410,432	–	549	–	–	–	549
Issuance of common stock for services	–	–	364	–	–	–	364
Issuance of common stock for cash (net of issuance cost of $35)	4,392,856	5	30,710	–	–	–	30,715
Issuance of common stock for acquisitions	12,436,780	13	62,917	–	–	–	62,930
Assumption of stock options due to acquisition	–	–	4,381	(511)	–	–	3,870
Issuance of common stock for payment of interest	363,263	–	2,428	–	–	–	2,428
Accelerated vesting of stock options	–	–	215	–	–	–	215
Issuance of restricted stock grants	74,850	–	473	(473)	–	–	–
Amortization of deferred stock-based compensation	–	–	–	555	–	–	555
Reversal of deferred stock-based compensation due to terminations	–	–	(31)	31	–	–	–
Comprehensive loss
Net loss	–	–	–	–	–	(28,493)	(28,493)
Net unrealized loss on securities available-for-sale	–	–	–	–	(179)	–	(179)

Comprehensive loss							(28,672)

Balance, December 31, 2003	44,926,284	$45	$263,610	$(651)	$(61)	$(143,956)	$118,987

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS DENDREON CORPORATION

	Year Ended December 31,
(in thousands)	2003	2002	2001

Operating Activities:
Net loss	$(28,493)	$(24,669)	$(23,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,762	–	–
Depreciation expense	2,610	1,759	1,315
Non-cash stock-based compensation expense	770	680	1,249
Non-cash stock-based consulting expense	441	455	60
Non-cash interest expense	91	12	110
Non-cash research and development expense	–	–	132
Changes in operating assets and liabilities:
Accounts receivable	(3,790)	195	4,900
Other current assets	910	1,767	(980)
Deposits and other assets	(9,902)	(16)	97
Deferred revenue	(8,014)	(6,180)	246
Accounts payable	(84)	109	(314)
Accrued liabilities and compensation	2,898	(650)	2,130

Net cash used in operating activities	(39,801)	(26,538)	(14,213)

Investing Activities:
Purchases of investments	(59,993)	(36,258)	(88,678)
Maturities of investments	110,668	59,504	68,304
Proceeds from asset disposals	500	500	–
Net cash acquired from Corvas International, Inc.	1,053	–	–
Purchases of property and equipment	(1,901)	(1,514)	(3,411)

Net cash provided by (used in) investing activities	50,327	22,232	(23,785)

Financing Activities:
Proceeds from capital lease financing arrangement	1,305	387	2,088
Payments on long-term debt	(10,000)	(281)	(1,565)
Payments on capital lease obligations	(1,222)	(1,241)	(753)
Proceeds from sale of equity securities, net of issuance costs	30,715	2,772	–
Proceeds from exercise of stock options and warrants	1,213	187	344
Issuance of common stock under the Employee Stock Purchase Plan	549	475	661

Net cash provided by financing activities	22,560	2,299	775

Net increase (decrease) in cash and cash equivalents	33,086	(2,007)	(37,223)
Cash and cash equivalents at beginning of year	11,263	13,270	50,493

Cash and cash equivalents at end of year	$44,349	$11,263	$13,270

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$334	$330	$448

Cash paid during the period for foreign taxes	$200	$200	$–

Supplemental Schedule of Noncash Investing and Financing Activities:
Equity instruments issued for acquisition	$62,930	$–	$–

Stock options assumed in acquisition	$4,381	$–	$–

Common stock issued for payment of accreted interest	$2,428	$–	$–

See accompanying notes.

NOTES TO FINANCIAL STATEMENTSDENDREON CORPORATION

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We were founded in 1992 as a Delaware corporation headquartered in Mountain View, California. We relocated to Seattle, Washington in 1999.

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using therapeutic vaccines, monoclonal antibodies, small molecules and pro-drugs. Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly owned subsidiary. All material and inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, we completed the acquisition of Corvas International, Inc. (“Corvas”). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” we have included the results of operations of Corvas from July 30, 2003, `in our results of operations for the year ended December 31, 2003.

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents and short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. We consider an investment with a maturity greater than twelve months long-term and a maturity less than twelve months short-term. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to four years. Computers and equipment leased under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or three years, whichever is shorter.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

1. Organization and summary of significant accounting policies (continued)

Concentrations of Risk

We are subject to concentration of risk from our investments and single-source vendors for some components necessary for our vaccine product candidates. Risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities. Risk for single-source vendors is managed by maintaining a safety stock of components and a continued effort to establish additional suppliers.

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We recognize license revenue from agreements that grant third parties rights to our intellectual property. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Up-front Payments: Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available.

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

License Fees: Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectability is reasonably assured and the price is fixed and determinable.

Product Sales: Revenue from product supply agreements is recorded when the product is shipped, title and risk of loss has transferred to the customer, amounts are deemed to be collectible and all other obligations under the agreements are met.

Grant Revenue: Revenue related to grant agreements is recognized as related research and development expenses are incurred.

Royalty Income: Royalties from licensees are based on reported sales of licensed products and revenues are calculated based on contract terms when reported sales are reliably measurable and collectability is reasonably assured.

We had deferred revenue of approximately $832,000 and $8.8 million at December 31, 2003 and 2002, respectively.

Research and Development Expenses

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred. The value of acquired In-process Research and Development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

1. Organization and summary of significant accounting policies (continued)

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, fair values of acquired assets, income taxes, financing activities, long-term service contracts, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Stock-Based Compensation

We have elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the subsequently determined fair value of the underlying common stock on the date of grant. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options were estimated at the date of grant using the Black-Scholes method, with the following assumptions for 2003, 2002 and 2001 of no dividend yields; expected lives of the options of four years, risk-free interest rates of 2.8%, 3.0% and 4.0%, respectively, and volatility of 95%, 128% and 118%, respectively. Because the determination of the estimated fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Year Ended December 31,
(in thousands)	2003	2002	2001

Net loss as reported	$(28,493)	$(24,669)	$(23,158)
Add: stock-based employee compensation expense included in reported net loss	770	680	1,249
Deduct: pro forma compensation expense	(4,366)	(4,424)	(6,985)

Pro forma net loss attributable to common stockholders	$(32,089)	$(28,413)	$(28,894)

Net loss per share as reported	$(0.82)	$(0.96)	$(0.94)

Pro forma net loss per share	$(0.93)	$(1.11)	$(1.17)

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128).

1. Organization and summary of significant accounting policies (continued)

Fair Value of Financial Instruments

At December 31, 2003, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard applies to us for exit or disposal activities initiated after December 31, 2002. In December 2003, we announced the closure of our San Diego operations recently acquired through our acquisition of Corvas. See Note 4 of notes to financial statements for a detailed listing of costs incurred related to the shutdown of Corvas operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of this new standard did not have a material effect on our financial position or results of operations.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus is applicable to agreements entered into in our third quarter of 2003, with early adoption permitted. To the extent that an arrangement is within the scope of other existing higher-level authoritative literature that provides guidance regarding whether or how to separate multiple-deliverable arrangements into separate units of accounting, the arrangement should be accounted for in accordance with that literature. The adoption of this new standard did not have a material effect on our financial position or results of operations.

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of this new standard did not have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts

1. Organization and summary of significant accounting policies (continued)

entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and in October 2003, deferred the effective date for applying the provisions of FIN 46 to December 31, 2003 for interests held by public companies in variable interest entities or potential variable interest entities created before February 1, 2003. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS No. 150”). The standard requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. FAS No. 150 represents a significant change in practice in accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for us at the beginning of our third quarter of 2003. The adoption of FAS No. 150 did not have a material effect on our financial position or results of operations.

2.    SIGNIFICANT AGREEMENTS

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. All collaborative agreements involve an exchange of potential rights in the territories, indications or field of science, as defined in their respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which Dendreon and its partners agree on a periodic basis, primarily quarterly.

In our accompanying statements of operations for the periods ending December 31, 2003, 2002 and 2001, we have recognized revenue relating to our collaborative agreements in aggregate of $26.9 million, $15.2 million and $13.6 million, respectively. We estimate that our collective research and development expenses incurred under these collaborative agreements are approximately $23.9 million, $24.4 million and $20.3 million, respectively.

Due to our ability to share resources and knowledge across multiple research platforms, our cost allocations to our collaborative agreements are based on estimated data of human resources time incurred across all our collaborations. As a results, the cost allocated to the estimated cost of our collaborative agreements does not reflect actual costs incurred.

Genentech

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. We and Genentech will be jointly responsible for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that enter Phase 3 clinical trials. The agreement provides for profit-sharing and commercialization in the United States. Genentech will also be responsible for all manufacturing of products of the collaboration. Genentech will be responsible for commercialization in the rest of the world except Asia and Oceania, where we retain the sole right to develop and commercialize trp-p8. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of 9 years. Under the terms of the agreement, Genentech also made a $2.0 million equity investment in our common stock in August 2002. During the years ended December 31, 2003 and 2002 we recognized revenue of $115,000 and $52,000, respectively, related to this agreement.

J&J PRD

In October 2000, we entered into a Research Collaboration and License Agreement with J&J PRD. The agreement provides for studies of J&J PRD’s technology and our technology to determine their respective feasibility as immunotherapy products for the

2. Significant agreements (continued)

treatment of tumors which express a defined antigen present on breast, ovarian and colorectal cancers. The research plan, covering a defined territory and field, was performed jointly by us and J&J PRD. The research plan involved two Phase 1 clinical trials of human subjects. We received a non-refundable study fee of $3.0 million upon signing the agreement. We also received a $1.0 million payment in December 2000 after we received FDA acceptance on an Investigational New Drug application. These payments were deferred and were recognized on a straight line basis over the 27-month term of the agreement. J&J PRD also provided funding to us for research and development on a full time equivalent basis, capital purchases related to the agreement, and contract costs as provided for in the collaboration research plan. During the years ended December 31, 2002 and 2001, we recognized revenue of $6.1 million and $8.3 million related to this agreement, respectively, of which $4.3 million and $6.5 million related to the research and development funding, respectively. The agreement expired on December 31, 2002.

J&J PRD paid us $1.1 million to acquire capital assets provided for in the collaboration research plan. We purchased $333,000 and $498,000 in capital assets under this agreement in 2002 and 2001, respectively. This unused cash balance of $308,000 was included in restricted cash balance at December 31, 2002. Due to the expiration of the agreement at December 31, 2002, $308,000 of restricted cash was returned to J&J PRD in 2003.

Kirin

In December 1998, we and Kirin Brewery Co., Ltd. (Kirin) entered into a collaborative license agreement. We granted Kirin an exclusive license to employ our antigen-presenting cell technology in the development of therapeutic products for commercialization in Japan and certain other Asian countries. We also granted Kirin an option to obtain an exclusive license to commercialize in those countries, other products developed by us. In exchange, Kirin granted us an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. We received a nonrefundable, up-front fee of $5.0 million upon signing the agreement for the license rights granted under the agreement. In February 1999, we and Kirin also entered into a joint research agreement relating to antigen-presenting cell product development. Under the terms of the agreement, Kirin would fund a minimum of $1.4 million per year for up to five years. In July 1999, we and Kirin entered into a manufacturing and supply agreement. Under the agreement, each party may supply the other with antigens or other supplies.

In December 1998 and April 2000, Kirin exercised options under the collaborative license agreement to receive rights to our Provenge prostate program and Mylovenge multiple myeloma program, respectively. Kirin was solely responsible for the development and clinical trials of these prostate and multiple myeloma programs in Japan. We received a $1.0 million non-refundable, up-front option fee on exercise of each of the options.

In August 2001, we entered into a memorandum agreement with Kirin modifying our agreements with Kirin. Pursuant to the terms contained in the memorandum, Kirin paid us a non-refundable $10.0 million payment for additional rights granted to Kirin. Under the terms of the memorandum agreement, we have received and recognized in 2002 a $2.0 million milestone payment upon commencement of Kirin’s first clinical trial of Mylovenge. The August 2001 modifications have been incorporated in amended and restated agreements, effective August 6, 2002.

In November 2003, we entered into an agreement to license to Kirin our patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our therapeutic vaccines, product candidates, including Provenge, in Asia and Pacific Rim countries. This agreement ends the collaboration with Kirin and we are now able to pursue a collaboration for Provenge worldwide. The $20 million is to be paid to us in cash in four installments, of which $2 million was paid in December 2003 and $6 million is to be paid annually for three years thereafter. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing proceeds received and to be received, net of a discount for interest. We also recognized deferred revenue of $3.2 million in the fourth quarter of 2003 due to the end of our collaboration with Kirin. As of December 31, 2003, we had recorded receivables of $15.5 million on our balance sheet related to this agreement.

During the years ended December 31, 2003, 2002 and 2001, we recognized revenue of $26.8 million, $8.9 million and $5.0 million, respectively, related to the Kirin agreements.

Abgenix

As part of our acquisition of Corvas we acquired an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound

2. Significant agreements (continued)

serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

Dyax

As part of our acquisition of Corvas we acquired a collaboration agreement with Dyax Corp. to discover, develop and commercialize novel cancer therapeutics focused on serine protease inhibitors for two targets isolated and characterized by Corvas. Under the terms of this agreement, both companies will assume joint development of any product candidates that may be identified and will share commercialization rights and profits from any marketed products.

3.    ACQUISITION OF CORVAS INTERNATIONAL, INC.

On February 24, 2003, we agreed to acquire Corvas pursuant to a merger agreement among Corvas, our wholly-owned subsidiaries, Seahawk Acquisition, Inc. and Dendreon San Diego LLC (formerly known as Charger Project LLC), and us. On July 30, 2003, in accordance with the terms of the merger agreement, we completed the acquisition of Corvas by merging Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company.

On July 30, 2003, the effective date of the acquisition, each outstanding share of Corvas common stock was converted into the right to receive 0.45 of a share of our common stock, with cash to be paid in lieu of fractional shares. In connection with the acquisition, we issued a total of 12.4 million shares of our common stock to former Corvas stockholders. In addition, at the effective time of the acquisition, we assumed all stock options outstanding under Corvas’ existing stock option plans. These options, as adjusted to reflect the exchange ratio as provided in the merger agreement, were for approximately 1.5 million shares of our common stock subject to the original vesting terms. We recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the merger.

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $1.1 million has been paid through December 31, 2003.

3. Acquisition of Corvas International, Inc. (continued)

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

(in thousands)	July 30, 2003

Cash and cash equivalents	$3,334
Short- and long-term investments	76,283
Other current assets	1,906
Property, plant and equipment	2,143

Total assets acquired	83,666

Current liabilities	2,813
Accrued severance	2,181
Long term debts	12,352

Total liabilities assumed	17,346

Net assets acquired	66,320
Deferred stock compensation	511
In-process research and development	2,762

Total purchase price	$69,593

Acquired In-process Research and Development. Approximately $1.8 million of the purchase price was initially allocated to IPR&D related to the Corvas’ rNapc2 cardiovascular product candidate that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In the fourth quarter of 2003, we recorded additional IPR&D of $982,000 due to a change in the estimated fair value of certain acquired assets. Accordingly, $2.8 million was immediately expensed in the consolidated statement of operations for the twelve months ended December 31, 2003.

Any future adjustments to the fair values of the net assets and liabilities acquired will affect the allocation of the purchase price and may affect the IPR&D charge.

The estimated fair value of the rNAPC2 product candidate was determined based on the use of discounted cash flow analyses. Estimated after-tax cash flows were probability weighted to take into account the stage of completion and risks surrounding the successful development and commercialization of rNapc2. These cash flows were then discounted to present value using a discount rate of 20%.

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

The following unaudited pro forma information combines operating results of the Company and Corvas as if they had been combined at the beginning of the periods presented. Pro forma data is not necessarily indicative of future results.

	Twelve months ended December 31,
(in thousands, except per share amounts)	2003	2002

Revenues	$27,112	$15,411
Net loss	$(40,347)	$(46,126)
Basic and diluted net loss per share	$(0.96)	$(1.21)
Shares used in computation of basic and diluted net loss per share	41,956	38,013

3. Acquisition of Corvas International, Inc. (continued)

The pro forma financial results also include pro forma adjustments for an increase in deferred stock-based compensation expense related to Corvas’ unvested stock options assumed by Dendreon as of July 30, 2003. The pro forma financial results do not include the pro forma effect of the IPR&D charge as this is a non-recurring charge resulting from the acquisition. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods represented or indicative of results that may be achieved in the future.

4.    RESTRUCTURING

In December 2003, we announced the closure of our San Diego operations recently acquired through our acquisition of Corvas International. The closure will allow us to focus our resources on optimizing the value of key assets and obtain future operating efficiencies. To efficiently manage on-going programs presently located in San Diego, we are relocating essential San Diego activities to our headquarters in Seattle and will complete the closure of the San Diego facility in 2004. As a result of the closing of our San Diego operation, our work force was reduced to 146, a reduction of 29.

We incurred restructuring charges of $989,000 for employee severance and outplacement costs, of which $65,000 was paid in 2003. On the Consolidated Statement of Operations $849,000 of these charges are included in research and development expense and $140,000 are included in general and administrative expense. As of December 31, 2003, we have an accrued liability of $924,000 for severance and outplacement costs. We expect to incur additional restructuring charges of approximately $3.2 million in the first quarter of 2004 associated with ongoing lease commitment costs related to the San Diego facility and other costs associated with the closure. Actual costs may differ from these estimates.

(in thousands)	Incurred in 2003	Estimated future charges	Total

Restructuring charges
Employee termination benefits	$989	$–	$989
Lease obligation	–	2,592	2,592
Other associated costs	–	582	582

Total	$989	$3,174	$4,163

5.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

(in thousands)	Cost or Amortized Cost	Fair Market Value

December 31, 2003
Due in one year or less	$55,776	$55,692
Due after one year through five years	13,127	13,150

	$68,903	$68,842

December 31, 2002
Due in one year or less	$35,511	$35,614
Due after one year through five years	8,087	8,102

	$43,598	$43,716

5. Investments (continued)

Securities available-for-sale, short- and long-term, consisted of the following:

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

December 31, 2003
Corporate debt securities	$59,791	$44	$(104)	$59,731
Government securities	9,112	–	(1)	9,111

	$68,903	$44	$(105)	$68,842

December 31, 2002
Corporate debt securities	$9,962	$15	$–	$9,977
Government securities	33,636	103	–	33,739

	$43,598	$118	$–	$43,716

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2003	2002

Furniture and office equipment	$545	$505
Laboratory and manufacturing equipment	7,454	4,667
Computer equipment	1,634	1,571
Leasehold improvements	2,556	1,674

	12,189	8,417
Less accumulated depreciation and amortization	(7,178)	(4,839)

	$5,011	$3,578

Property and equipment included assets under financed leases of $5.3 million and $4.0 million at December 31, 2003 and 2002, respectively. Accumulated depreciation related to assets under finance leases was $3.3 million and $2.0 million at December 31, 2003 and 2002, respectively.

7.    EMPLOYEE NOTES RECEIVABLE

We have made loans to certain employees in connection with individual employment agreements. The loans bear interest at annual rates from 4.7% to 5.5% per year and are either forgiven over five years based on continued employment, or due immediately upon each employee’s termination, unless otherwise agreed. We recognized $15,000 each year during the years ended December 31, 2003, 2002 and 2001, as compensation expense associated with these notes. The balance was $36,000 and $51,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 $12,000 has been classified in prepaid expenses and other current assets and $24,000 has been classified in deposits and other assets on the accompanying balance sheets. Of the $36,000, $30,000 will be repaid over a five year period beginning 2004.

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In July 2003, our wholly-owned subsidiary, Dendreon San Diego LLC, acquired Corvas. As a result Corvas’ $10 million, 5.5% convertible senior subordinated promissory notes due 2006 (the “Notes”) became the obligation of Dendreon San Diego LLC. Artisan Equity Limited, the holder of the Notes, exercised its right to cause the Notes to be redeemed pursuant to a “change of control” provision in the Notes.

8. Long-term debt and capital lease obligations (continued)

In accordance with the redemption terms of the Notes, we paid the principal of the Notes to Artisan in cash on September 11, 2003 and elected to pay accreted interest of approximately $2.4 million on the Notes in shares of our common stock. Artisan agreed to accept payment of the accreted interest in shares of our common stock in lieu of cash, provided that, among other things, the resale of the common stock issued in payment of the accreted interest was registered under the Securities Act. On October 22, 2003, we filed a registration statement on Form S-3 to register the resale of 363,263 shares of our common stock by Artisan to satisfy this condition. The SEC declared the registration statement effective on October 27, 2003, and 363,263 shares of our common stock were issued to Artisan in full payment of the accreted interest. We have agreed with Artisan to prepare and file such amendments and supplements to the registration statement as may be necessary to keep the registration statement effective until the shares are no longer required to be registered for sale by Artisan.

We had a $5.0 million lease line agreement with Transamerica, a financing company. As of December 31, 2003, the entire lease line was advanced under the agreement. All of the assets leased under the agreement were sold and leased back by us. No gains or losses were recognized as a result of the sale or leaseback. We have the right to repurchase the leased assets at the end of the lease term for 10% of the original equipment cost. In connection with the original lease line, we issued a warrant to purchase 9,167 shares of common stock exercisable at a price of $3.27 per share, expiring in 2004. In connection with the lease extension in 1999, we issued a warrant to purchase 3,300 shares of common stock exercisable at a price of $4.55 per share, expiring in 2006. Both warrants were valued using the Black-Scholes valuation method and the resulting fair values were determined to be insignificant. During 2003, Transamerica completed a cashless exercise of these warrants, resulting in the issuance of 7,495 shares of common stock.

In 2001, we issued a warrant to purchase 8,688 shares of common stock in connection with the Transamerica lease extension in June 2001, exercisable at a price of $11.51 per share, expiring in June 2008. We valued the warrant issued in 2001 using the Black-Scholes valuation method with the following assumptions: no dividend yields, an expected life of seven years, and a risk-free interest rate of 6% and volatility of 106%. The value of the warrant was determined to be $60,000, of which $16,000 was recognized in 2003 and 2002 and $12,000 was recognized in 2001, as additional interest expense.

We have a second agreement with Transamerica under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year and we have granted a security interest in all our assets to Transamerica. The amount of remaining lease payments due on this lease as of December 31, 2003 was approximately $1.2 million.

In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. The GE agreement expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003 we had financed $450,000 of laboratory, computer and office equipment under the GE lease line. The lease term is 48 months and bears interest at 8.9% per year. The GE agreement will expire on December 31, 2004. The amount of remaining lease payments due on this lease as of December 31, 2003 was approximately $1.2 million.

The future minimum lease payments under capital lease obligations were as follows as of December 31, 2003:

(in thousands)	Capital Lease Obligations

Year ending December 31:
2004	$1,585
2005	558
2006	271
2007	111

Total payments	2,525
Less amount representing interest	163

Present value of payments	2,362
Less current portion of obligations	1,463

Long-term portion of obligations	$899

9.    STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2003.

On September 18, 2002, our Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan. Terms of the plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock. The dividend was payable on October 2, 2002 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $45.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares had designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of our common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 18, 2002 entered into between us and Mellon Investor Services, LLC, as rights agent. Initially, the Rights will be evidenced by the stock certificates representing our common stock then outstanding, and no separate Rights Certificates, as defined in the Rights Agreement, will be distributed. The Rights are not exercisable until a distribution date, as described in the Rights Agreement, and will expire on September 17, 2012, unless they are earlier redeemed or exchanged by us. No rights were exercised at December 31, 2003.

Common Stock

In June 2002, we entered into an equity line facility with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by Dendreon to CMI of shares of our common stock. Under the equity line facility, CMI has committed to purchase, subject to the satisfaction of specified conditions, up to $25 million of our common stock until the expiration of the agreement on June 11, 2004. We may issue common stock under the equity line facility with a value equal to no less than $300,000 and no more than $1.5 million per drawdown period, with each drawdown period lasting from one to five trading days, at our discretion. CMI is obligated, subject to the satisfaction of specified conditions and compliance of the drawdown with specified restrictions, to purchase shares of Dendreon common stock at a discount of 3% to the closing price of one share of Dendreon common stock on the Nasdaq National Market or to the actual sales price per share for shares sold by CMI on the trading days during a drawdown period and in the circumstances set forth in the equity line financing agreement.

We may deliver as many separate drawdown notices to CMI as we choose during the term of the agreement, provided that we do not deliver a drawdown notice during any ongoing drawdown period. We are under no obligation to issue any minimum number of drawdown requests. If we do not issue at least $6.25 million of our common stock to CMI under the equity line facility prior to its termination, we will pay CMI $250,000 (pro rated for issuances prior to the termination). We also agreed to pay future fees to Shoreline Pacific, LLC, which assisted us as placement agent in this transaction, equal to 1.5% of each drawdown under the equity line facility.

As of December 31, 2003, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees.

On January 6, 2003, we filed a “shelf” Registration Statement (SEC File No. 333-102351) with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30,750,000, or $30,715,000, net of offering costs. As of December 31, 2003, $44,250,000 of common stock can be sold under this Registration Statement. From the effective date of the Registration Statement through December 31, 2003, the proceeds from the offering were used exclusively to fund clinical trials, for research and preclinical development activities related to our potential products, for commercialization activities for our therapeutic vaccine product candidates, to increase our antigen-presenting cell processing and antigen manufacturing capacity, and for general corporate purposes, including working capital.

On October 22, 2003, we filed a second “shelf” Registration Statement (SEC File No. 333-109873) with the SEC to sell up to an additional $125 million of our common stock from time to time. The SEC declared this Registration Statement

9. Stockholders’ equity (continued)

effective on November 5, 2003. On January 26, 2004, we filed an additional “shelf” Registration Statement (SEC File No. 333-112220) solely to increase the dollar amount of securities registered under our Registration Statement (SEC File No. 333-109873) from $125 million to $150 million of our common stock. In January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts, commissions and other offering costs.

Warrants

In our agreement with Shoreline Pacific, LLC, for financial advisory and consulting services, we agreed to issue to certain employees of Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share and the remaining 30,000 warrants have an exercise price of $6.25 per share. The warrants have a term of six years and include a “cashless exercise” provision. We have estimated the value of these warrants using the Black-Scholes method, and recorded consulting expense of approximately $234,000. During 2003, certain holders completed cashless exercises of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock.

During 2003, Transamerica Business Credit Corporation, a financing company, completed a cashless exercise of two warrants, one warrant to purchase 9,166 shares of common stock at a price of $3.27 per share, and a second warrant to purchase 3,300 shares of common stock at an exercise price of $4.55 per share, resulting in a net issuance of 7,495 share of common stock. Also, during 2003, TBCC Funding Trust II completed a cashless exercise of a warrant to purchase 85,800 shares of common stock at a price of $4.55 per share, resulting in a net issuance of 42,663 shares of common stock. Also, Fresenius completed a cashless exercise of a warrant to purchase 275,000 shares of common stock at an exercise price of $4.55 per share, resulting in a net issuance of 122,222 shares of common stock. In addition, HealthCare Ventures III exercised a warrant to purchase 84,638 shares of common stock at an exercise price of $.0181 per share and HealthCare Ventures IV exercised a warrant to purchase 24,855 shares of common stock, also at an exercise price of $0.1818 per share. Finally, John Wong exercised a warrant to purchase 38,194 shares of common stock at an exercise price of $3.27 per share.

Additional warrants for 17,384 shares of common stock were outstanding and exercisable at December 31, 2003, with exercise prices ranging from $0.18 to $18.18 per share, and a weighted average exercise price of $14.38. These warrants expire beginning December 2005 through June 2008.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the 2000 Employee Stock Purchase Plan (the Purchase Plan), which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the least of (i) 1% of the total number of dilutive shares of our common stock then outstanding including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2004, the number of shares reserved for future issuance under the Purchase Plan was automatically increased by 400,000 shares, to an aggregate of 2,058,982 shares.

The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Other than the first offering which was from the effective date of the initial public offering to July 31, 2002, all following offering periods are twenty-four months long.

In 2003, 410,432 shares were issued under the Purchase Plan at a price of $1.33. In 2002, 77,706 and 111,556 shares were issued under the Purchase Plan at a price of $4.17 and $1.36, respectively. In 2001, 77,737 shares were issued under the Purchase Plan at a price of $8.50 each.

Stock Option Plans

On February 27, 2002, the Board of Directors adopted the 2002 Broad Based Equity Incentive Plan (the 2002 Plan). The 2002 Plan provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the

9. Stockholders’ equity (continued)

Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the Common Stock on the date of the grant. Employees, officers, members of the Board of Directors, and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of Dendreon. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the 2000 Plan), which amended and restated our 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. In 2003, the Board of Directors and our shareholders approved amendments to the 2000 plan to (i) increase the number of shares of common stock authorized for issuance under the 2000 plan by an additional 2,000,000 shares; (ii) increase the number of shares of common stock annually reserved for issuance under the 2000 plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) expressly permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased on January 1 by the lesser of (i) 5% of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2004, the number of shares authorized for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 8,800,000 shares.

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

A summary of our stock option activity is as follows:

	Shares Under Option	Weighted-Average Exercise Price

Balance, December 31, 2000	2,306,944	$5.78
Options granted at fair value	466,988	11.15
Options granted at greater than fair value	–	–
Options exercised	(375,872)	0.92
Options forfeited	(108,148)	9.40

Balance, December 31, 2001	2,289,912	7.51
Options granted at fair value	323,800	2.92
Options granted at greater than fair value	949,811	5.25
Options exercised	(228,223)	0.82
Options forfeited	(371,405)	7.04

Balance, December 31, 2002	2,963,895	6.86
Options granted and assumed at fair value	2,618,056	10.90
Options granted at greater than fair value	648,473	6.56
Options exercised	(348,294)	3.07
Options forfeited	(777,848)	13.27

Balance, December 31, 2003	5,104,282	8.17

There were 2,630,965, 1,233,608 and 882,812 options exercisable at December 31, 2003, 2002 and 2001, respectively, at a weighted-average exercise price of $9.21, $6.93 and $4.43, respectively.

At December 31, 2003, there were 931,966 and 815,881 shares available for future grant under the 2000 Plan and the 2002 Plan, respectively.

9. Stockholders’ equity (continued)

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2003 for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding As of December 31, 2003	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable As of December 31, 2003	Weighted-Average Exercise Price

$ 0.46 – $ 3.53	1,023,128	7.09	$2.12	730,338	$1.86
$ 3.59 – $ 5.74	1,274,507	8.33	5.25	501,333	5.01
$ 5.76 – $ 7.84	1,121,194	9.56	7.16	158,941	6.38
$ 7.88 – $ 14.06	1,142,806	6.66	11.62	785,288	12.05
$ 14.17 – $ 44.24	542,647	7.28	21.31	455,065	21.72

$ 0.46 – $ 44.24	5,104,282	7.87	$8.17	2,630,965	$9.21

During the year ended December 31, 2000, in connection with the grant of certain options to employees, we recorded deferred stock-based compensation of $3.1 million, representing the difference between the exercise price and the estimated fair value of our common stock on the date such stock options were granted. In 2003, we recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the Corvas merger. During 2003, we also granted members of our management team restricted stock awards that vest 25% upon grant and the balance over a two year period. We recorded deferred stock-based compensation in connection with these awards of $473,000, of which $177,000 was recognized as expense during the year ended December 31, 2003. Deferred stock-based compensation is being amortized on a graded vesting method. During the years ended December 31, 2003, 2002 and 2001, we recorded non-cash deferred stock-based compensation expense of $770,000, $680,000 and $1.2 million, respectively. We expect amortization of the deferred stock-based compensation expense to be $215,000 and $118,000 for the years ending 2004 and 2005, respectively. We expect to reverse deferred compensation of $318,000 related to the closure of our San Diego facility in the first quarter of 2004. We recorded stock-based consulting expense of $441,000, $455,000 and $60,000 in 2003, 2002 and 2001, respectively related to grants to non-employees in exchange for services.

We granted options to two former consultants to resolve claims by them of an oral agreement to modify and renew a consulting agreement for two years. We granted the two consultants a total of 90,571 options at an exercise price of $6.23 per share upon execution of a written agreement with them releasing their claims. The options are fully vested and expire in March 2011. We have estimated the value of these options using the Black-Scholes method, and recorded consulting expense of $602,000 as of December 31, 2003.

Common Stock Reserved

As of December 31, 2003, shares of our common stock were reserved for issuance as follows:

Employee stock purchase plan	1,658,982
Common stock warrants	48,384
Common stock options	6,852,129

8,559,495

10.     INCOME TAXES

The provision for income taxes for the years ended December 31, 2003 and 2002 consisted of Japan tax withholdings of $1.8 million, $1.6 of which is deferred, and $200,000, respectively, related to certain payments received and to be received from Kirin.

As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $292.0 million and $91.2 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $12.3 million and $3.8 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2023, if not utilized.

10. Income taxes (continued)

Utilization of the net operating losses and tax credits carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
(in thousands)	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$110,206	$31,703
Deferred revenue	291	3,096
Research credits	16,101	3,154
Foreign tax credits	500	300
Capitalized research and development	7,247	8,120
Other	4,515	1,888

Total deferred tax assets	138,860	48,261
Deferred tax liabilities:
Accrued revenue–US	(5,412)	–
Accrued revenue–Foreign	(1,561)	–

Total deferred tax liabilities	(6,973)	–

Total deferred tax assets and liabilities	131,887	48,261
Valuation allowance	(133,448)	(48,261)

Net deferred tax assets and liabilities	$(1,561)	$–

The net deferred tax asset has been offset by a valuation allowance, except for the deferred taxes related to accrued revenue - foreign. The valuation allowance increased by $85.2 million, $9.7 million and $13.0 million during the years ended December 31, 2003, 2002 and 2001, respectively, including an increase of $74.9 million in 2003 related to our acquisition of Corvas.

11.    NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period, and excludes all outstanding options and warrants to purchase common stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. The following table presents the calculation of basic and diluted net loss per share:

	2003	2002	2001

Net loss	$(28,493)	$(24,669)	$(23,158)

Weighted average shares outstanding	34,682,362	25,575,949	24,759,615
Less weighted average restricted shares outstanding	18,303	–	–

Weighted average shares used in computation of basic and diluted net loss per share	34,664,059	25,575,949	24,759,615

Basic and diluted net loss per share	$(0.82)	$(0.96)	$(0.94)

We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive for the periods presented. The total number of shares related to outstanding options, warrants and unvested restricted stock that was excluded from the calculations of diluted net loss per common share, prior to the application of the treasury stock method for options, was 5,199,447, 3,532,232 and 2,837,739 for December 31, 2003, 2002 and 2001, respectively.

12.    COMMITMENTS AND CONTINGENCIES

In March 2001, we contracted with Diosynth RTP, Inc., or Diosynth, to assist us in the scale-up to commercial level production of the Antigen Delivery Cassette used in the preparation of Provenge. Subsequently, we and Diosynth agreed to modifications to the agreement and revisions to the work program. These include provisions for us to progressively designate work to be done in discrete blocks to be negotiated with Diosynth at a specified price and a separate cancellation fee applicable to each block of work. The cancellation fee was approximately $1.5 million as of December 31, 2003. Certain blocks of work have been agreed upon and are being performed pursuant to the modified agreement and we are discussing additional blocks of work with Diosynth. The modification of the agreement allows us greater flexibility in scheduling the availability of its facilities and personnel. In light of the results from our first Phase 3 clinical trial of Provenge, D9901, and our ongoing Phase 3 pivotal clinical trial of Provenge, D9902B, we presently intend to continue the work for scale-up to commercial level production.

We have various other purchase commitments for lab supplies and services of approximately $723,000 as of December 31, 2003. We also have various commitments for cell processing of approximately $734,000 as of December 31, 2003.

We lease a facility in Seattle, Washington under a non-cancelable operating lease that expires December 2008. The lease term is ten years and we have the option to extend the lease term for two five-year periods with the same terms and conditions except for rent, which adjusts to market rate. We have subleased a portion of this facility under a lease expiring March 15, 2005. The lessor has also provided us a tenant improvement allowance of $3.5 million, which will be repaid monthly as an addition to the base rent expense over the term of the lease, with interest at 12.5% per year.

In November 2001, we entered into a lease agreement for another facility in Seattle, Washington, under a non-cancelable operating lease. The lease term is eight years, and we have the option to extend the lease term for two five-year periods, with the same terms and conditions except for rent, which adjusts to market rate. The lessor has also provided us a tenant improvement allowance of $237,000. We also lease a facility in Mountain View, California under a lease that expires in 2006. We have subleased a portion of this facility under a lease expiring June 29, 2006. We also lease a facility in San Diego, California under a lease that expires in 2006.

In August 2002, we entered into an Asset Purchase Agreement and Cell Processing Agreement with Progenitor Cell Therapy, LLP to sell our Mountain View, California cell processing operations to Progenitor. Under the terms of the agreement, Progenitor paid fees to us of $500,000 in each 2003 and 2002 and has assumed operational, lease and personnel obligations for the cell processing facility.

Rent expense for the years ended December 31, 2003, 2002 and 2001 was $5.3 million, $5.1 million and $3.2 million, respectively, which is net of sublease rental income of $731,000, $370,000 and $1.2 million, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2003, were as follows:

(in thousands)	Operating Leases	Noncancelable Subleases

Year ending December 31:
2004	$5,500	$652
2005	5,547	552
2006	4,312	263
2007	2,122	–
2008	2,126	–

Total minimum lease payments	$19,607	$1,467

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. We withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleges breach of the Change in Control Plan, violation of the California Labor Code and other claims, and seeks damages, and attorneys’ fees and costs. On February 24, 2004, we reached an agreement to resolve Dr. Vlasuk’s claims and we presently expect to complete a settlement agreement by March 30, 2004. If the settlement is not completed, we intend to vigorously defend the action.

13.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for those employees of Dendreon Corporation who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Employer contributions in 2003, 2002 and 2001 were $199,000, $229,000 and $173,000, respectively.

In connection with our acquisition of Corvas, we acquired the Corvas 401(k) plan. As of December 31, 2003, there were no eligible employees entitled to the Corvas 401(k) plan. In 2004, we plan to terminate or merge the Corvas 401(k) into our existing 401(k) plan.

14.    MAJOR CUSTOMERS

Revenues from the following customers represented greater than 10% of total revenues:

	Year Ended December 31,
	2003	2002	2001

Customer A	99%	59%	36%
Customer B	0%	39%	60%

15.    SUBSEQUENT EVENTS

In January 2004, we sold 11.8 million shares of common stock pursuant to a shelf registration statement at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of commissions, underwriting discounts and other offering costs.

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. Under the terms of the agreement, Nuvelo paid us an upfront payment of $4.6 million, consisting of $500,000 in cash and 789,889 shares of Nuvelo common stock valued at $4.1 million. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Nuvelo has been granted worldwide rights to all indications for rNAPc and rNAPc2 products.

16.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2003 and 2002.

(in thousands, except per share amounts)	March 31	June 30	September 30	December 31

2003
Revenue (a)	$1,776	$1,823	$1,777	$21,665
Total operating expenses	9,597	10,163	15,737	19,109
Income (loss) from operations	(7,821)	(8,340)	(13,960)	2,556
Net income (loss)	(7,707)	(8,260)	(13,728)	1,202
Basic and diluted net income (loss) per share	(0.29)	(0.30)	(0.35)	0.03

(in thousands, except per share amounts)	March 31	June 30	September 30	December 31

2002
Revenue	$3,028	$3,114	$4,992	$4,135
Total operating expenses	10,954	9,765	10,257	10,212
Loss from operations	(7,926)	(6,651)	(5,265)	(6,077)
Net loss	(7,383)	(6,250)	(5,196)	(5,840)
Basic and diluted net loss per share	(0.30)	(0.25)	(0.20)	(0.22)

(a) The December 31, 2003 quarter included revenue of $17.5 million related to the sale of intellectual property rights to Kirin, as described in Note 2 of the notes to financial statements.