Form 10-Q
period 2004-03-31
DENDREON CORP
filed 2004-05-10
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

www.dendreon.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 7, 2004 was 57,761,979.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,118	$44,349
Short-term investments	116,104	55,692
Accounts receivable	5,692	5,689
Other current assets	3,867	2,974

Total current assets	210,781	108,704
Property and equipment, net	3,879	5,011
Long-term investments	42,255	13,150
Restricted cash	303	303
Receivable, net of current portion	10,259	9,943
Deposits and other assets	728	734

Total assets	$268,205	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$352	$1,221
Accrued liabilities	10,428	8,473
Accrued compensation	1,539	4,976
Deferred revenue	103	107
Current portion of capital lease obligations	1,424	1,463

Total current liabilities	13,846	16,240
Deferred revenue, less current portion	703	725
Capital lease obligations, less current portion	1,344	899
Deferred foreign tax	1,041	994
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 57,737,455 and 44,926,284 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	58	45
Additional paid-in capital	408,439	263,610
Deferred stock-based compensation	(285)	(651)
Accumulated other comprehensive loss	(20)	(61)
Accumulated deficit	(156,921)	(143,956)

Total stockholders’ equity	251,271	118,987

Total liabilities and stockholders’ equity	$268,205	$137,845

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$4,679	$1,776
Operating expenses:
Research and development	12,545	7,762
General and administrative	5,297	1,718
Marketing	248	117

Total operating expenses	18,090	9,597

Loss from operations	(13,411)	(7,821)
Interest income	851	215
Interest expense	(84)	(101)
Other expense	(290)	—

Loss before income taxes	(12,934)	(7,707)
Foreign income tax expense	31	—

Net loss	$(12,965)	$(7,707)

Basic and diluted net loss per share	$(0.24)	$(0.29)

Shares used in computation of basic and diluted net loss per share	53,541	26,729

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(12,965)	$(7,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	663	480
Non-cash stock-based compensation expense	78	75
Non-cash stock-based consulting expense	—	39
Non-cash interest expense	4	3
Impairment of fixed assets	744	—
Changes in current assets and liabilities:
Accounts receivable	(319)	1,137
Other current assets	(772)	689
Deposits and other assets	6	2
Deferred revenue	(26)	(1,159)
Accounts payable	(869)	(639)
Accrued liabilities and compensation	(1,435)	(618)

Net cash used in operating activities	(14,891)	(7,698)

INVESTING ACTIVITIES
Purchases of investments	(126,249)	(6,606)
Maturities of investments	36,773	16,142
Proceeds from asset disposals	—	500
Purchases of property and equipment	(400)	(330)
Deferred acquisition costs	—	(306)

Net cash (used in) provided by investing activities	(89,876)	9,400

FINANCING ACTIVITIES
Proceeds from capital lease financing agreement	748	252
Payments on capital lease obligations	(342)	(266)
Proceeds from sale of equity securities	140,488	—
Proceeds from exercise of stock options	4,017	85
Issuance of common stock under the Employee Stock Purchase Plan	625	285

Net cash provided by financing activities	145,536	356

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,769	2,058
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,349	11,263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,118	$13,321

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Description of Business

We were founded in 1992 as a Delaware corporation and we are headquartered in Seattle, Washington. We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using therapeutic vaccines, monoclonal antibodies, and small molecules. Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, we completed the acquisition of Corvas International, Inc., “Corvas” (See Note 3 – Significant Events). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” we have included the results of operations of Corvas in our consolidated results since the acquisition on July 30, 2003.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying financial information as of December 31, 2003 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2004 is not necessarily indicative of future results that may be expected for the year ending December 31, 2004. Certain prior year items have been reclassified to conform to the current year presentation, including certain operating expenses aggregating approximately $853,000 previously reported as general and administrative expenses that have been reclassified to research and development and marketing expenses for the three months ended March 31, 2003. Items reclassified include certain costs related to human resources, facilities, information technology, and finance and accounting.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46,” Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements” addresses consolidation of business enterprises of variable interest entities in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of certain essential characteristics of a controlling interest. FIN No. 46 became effective on January 1, 2004. Adoption of this standard had no material impact on the company’s financial position, results of operations or cash flows.

3. SIGNIFICANT EVENTS

Underwritten Public Offering

In January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share in an underwritten public offering. We received gross proceeds of $150 million, or $140.5 million net of underwriting discounts, commissions and other offering costs.

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

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $1.8 million has been paid through March 31, 2004 and $92,000 has been reversed as of March 31, 2004, resulting in a remaining accrual of approximately $250,000.

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

(in thousands)	July 30, 2003
Cash and cash equivalents	$3,334
Short - and long-term investments	76,283
Other current assets	1,906
Property, plant and equipment	2,143

Total assets acquired	83,666

Current liabilities	2,813
Accrued severance	2,181
Long term debts	12,352

Total liabilities	17,346

Net assets acquired	66,320
Deferred stock compensation	511
In-process research and development	2,762

Total purchase price	$69,593

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

The following unaudited pro forma information for the three months ended March 31, 2003 combines operating results of the Company and Corvas as if they had been combined at the beginning of the period. Pro forma data is not necessarily indicative of future results.

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
	(actual)	(pro forma)
Revenues	$4,679	$1,814
Net loss	$(12,965)	$(12,418)
Basic and diluted net loss per share	$(0.24)	$(0.32)
Shares used in computation of basic and diluted net loss per share	53,541	39,166

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

Nuvelo, Inc.

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNapc2), and all other rNAPc proteins. Under the terms of the agreement, Nuvelo paid us an upfront payment of $4.6 million, consisting of $500,000 in cash and the balance in Nuvelo common stock. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Under the terms of the agreement, Nuvelo owns worldwide rights for all indications for rNapc2 products. We also transferred our rights to receive $800,000 of clinical services for rNAPc2 products to Nuvelo. Since February 4, 2004, we have sold the common stock we received from Nuvelo. In the first quarter of 2004, we recognized revenue of $4.6 million and charged the $800,000 of prepaid clinical services to R&D expense.

Vlasuk Litigation

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. Our wholly-owned subsidiary, Dendreon San Diego LLC, as successor by merger to the obligations of Corvas under the Change in Control Plan, withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleged breach of the Change in Control Plan, violation of the California Labor Code and other claims, and sought damages, and attorneys’ fees and costs. On February 24, 2004, we reached an agreement to resolve Dr. Vlasuk’s claims and we completed a settlement agreement with Dr. Vlasuk on March 11, 2004.

4. RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

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

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $882,000 has been paid as of March 31, 2004. In the first quarter of 2004 we incurred additional restructuring charges of approximately $2.7 million associated with ongoing lease commitment costs related to the San Diego facility and other costs associated with the closure. The ongoing lease commitment costs were reduced by estimated sublease rentals and discounted at a rate of 8%. On the Consolidated Statement of Operations, $2.7 million of these costs are included in general and administrative expense. As of March 31, 2004 we have paid $308,000 of these costs. We expect to incur additional costs related to this restructuring of approximately $411,000. Actual costs may differ from these estimates.

(in thousands)	Beginning liability	Incurred in 2004	Paid in 2004	Adjustments	Total
Restructuring charges
Employee termination benefits	$924	$—	$(817)	$(35)	$72
Lease obligation	—	2,593	(300)	—	2,293
Other associated costs	—	63	(8)	—	55

Total	$924	$2,656	$(1,125)	$(35)	$2,420

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas. We determined that the carrying amount of $744,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in R&D expenses in the quarter ended March 31, 2004.

5. COMPREHENSIVE LOSS

For the three months ended March 31, 2004 and March 31, 2003, our comprehensive loss was as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Net loss	$(12,965)	$(7,707)
Other comprehensive loss:
Unrealized holding gains (losses) during the period	41	(47)

Total comprehensive loss	$(12,924)	$(7,754)

6. ACCOUNTING FOR STOCK BASED COMPENSATION

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended March 31, 2004 and 2003: no dividend yields; expected lives of the options of four years; risk-free interest rate of 2.4%, and volatility of 93% and 127%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Three months ended March 31,
(in thousands, except per share data)	2004	2003
Net loss, as reported	$(12,965)	$(7,707)
Add: stock based employee compensation expense included in reported net loss	78	75
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(1,474)	(1,191)

Pro forma net loss	$(14,361)	$(8,823)

Basic and diluted net loss per share as reported	$(0.24)	$(0.29)
Pro forma and basic and diluted net loss per share	$(0.27)	$(0.33)

During the quarter ended September 30, 2003, we granted members of our management team restricted stock awards that vest 25% upon grant and the balance over a two year period. We recorded a deferred stock-based compensation expense in connection with these awards of $473,000, of which $45,000 was recognized during the quarter ended March 31, 2004, and $177,000 was recognized in 2003.

During the three months ended March 31, 2004, approximately 570,000 stock options were exercised at a weighted average price of $7.05 per share.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, you are urged to carefully review and consider the various disclosures made by us which describe factors which affect our business, including without limitation, “Factors That May Affect Our Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio of product candidates includes therapeutic vaccines, monoclonal antibodies, and small molecules to treat a wide range of cancers. The product candidates most advanced in development are therapeutic vaccines designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of March 31, 2004, our accumulated deficit was $156.9 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop systems that support commercialization.

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

We are currently conducting a pivotal, randomized, double blind, placebo-controlled Phase 3 trial of Provenge, D9902B, at more than 60 centers in the United States. This trial is designed to test Provenge in men with asymptomatic, metastatic, androgen independent prostate cancer whose cancer has a Gleason score of 7 and less and to confirm results of our first Phase 3 trial of Provenge that indicated significant clinical benefit in delaying time to disease progression and the onset of disease-related pain in this population.

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

The results from our first Phase 3 placebo-controlled trial of Provenge, D9901, in men with metastatic asymptomatic AIPC did not achieve statistical significance for the overall population. However, for Provenge treated men with Gleason scores of 7 and less, the results demonstrated a statistically significant benefit in delaying time to disease progression, p-value = 0.001.

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

We have received an agreement under a Special Protocol Assessment, or SPA, from the FDA for D9902B, and also received Fast Track designation for Provenge for metastatic asymptomatic AIPC for tumors with Gleason scores of 7 and less from the FDA.

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

As a result of the acquisition of Corvas, we obtained its membrane-bound serine protease inhibitor preclinical program that focuses primarily on membrane-associated proteases that have been implicated in supporting the growth and progression of several types of solid tumors, including prostate, breast, ovarian and colorectal cancers. Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease, matriptase. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against matriptase. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

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

We also obtained Corvas’ Protease Activated Therapy (PACT) therapeutic platform. PACT involves the design of synthetic molecules composed of a sequence of amino acids that are selectively recognized by a targeted, cancer-associated serine protease. The peptide moiety is chemically attached to a known cancer chemotherapeutic or cytoxic drug, yielding a pro-drug. This highly targeted approach may reduce damage to normal, healthy tissue through the activation of the pro-drug only at the location of the tumor by the tumor-specific serine protease.

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

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months short-term.

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

Fair Value of Financial Instruments

At March 31, 2004, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenue. Revenue was $4.7 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively. The period over period increase was due to revenue recognized in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. This increase was partially offset by a decrease in revenue due to the termination of our collaboration with Kirin Brewery Co., Ltd.

Research and Development Expenses. Research and development expenses increased to $12.5 million for the three months ended March 31, 2004, from $7.8 million for the three months ended March 31, 2003. The increase resulted primarily from increased clinical expenses, personnel-related costs, consulting expense, manufacturing costs and the impairment of fixed assets acquired from Corvas.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the quarters ended March 31, 2004 and 2003 were as follows :

	Three month ended March 31,
(in millions)	2004	2003
Clinical program:
Cancer	$3.1	$1.8
Indirect costs	7.4	4.4

Total clinical program	10.5	6.2
Discovery research	2.0	1.6

Total research and development expense	$12.5	$7.8

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

General and Administrative Expenses. General and administrative expenses increased to $5.3 million for the three months ended March 31, 2004, from $1.7 million for the three months ended March 31, 2003. The increase in general and administrative expenses was primarily due to costs associated with the closure of our San Diego facility and an increase in personnel-related costs. Our general and administrative expenses consist primarily of personnel costs for finance, human resources, business development, legal, facilities, information technologies and general management, as well as facility operating costs and third party professional fees, such as legal and accounting.

Marketing. Marketing expenses increased to $248,000 for the three months ended March 31, 2004, from $117,000 for the three months ended March 31, 2003. The increase in marketing expense was primarily due to increased spending on medical education and market research. Our marketing expenses consist primarily of salaries and other personnel-related costs and consulting expenses.

Interest Income. Interest income increased to $851,000 for the three months ended March 31, 2004, from $215,000 for the three months ended March 31, 2003. The increase was attributable to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance.

Interest Expense. Interest expense decreased to $84,000 for the three months ended March 31, 2004, from $101,000 for the three months ended March 31, 2003. The decrease was attributable to a one-time administration fee of $25,000 in the three months ended March 31, 2003 related to the GE Life Sciences and Technology Financings, a division of General Electric, capital lease line.

Other Expense. Other expense of $290,000 for the three months ended March 31, 2004 was attributable to a loss on the sale of Nuvelo common stock during the first quarter of 2004. In February 2004, at the closing of the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair value ($5.23 per share at closing) of $4.1 million. By February 29, 2004, the stock had been liquidated at prices ranging from $4.71 to $5.04, for total cash proceeds of approximately $3.8 million resulting in a loss of $290,000, which was recognized through other expense. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of final closing the value of the common stock had appreciated to $4.1 million. Subsequently all shares of Nuvelo stock were liquidated for $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $243.5 million at March 31, 2004. We have financed our operations since inception through the proceeds from the sale of our equity securities, revenue from collaboration arrangements, interest income earned, equipment lease line financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $171.2 million from our follow-on public offerings since January 1, 2003. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the three months ended March 31, 2004 and 2003 was $14.9 million and $7.7 million, respectively. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased research and clinical trial activity and the ongoing development of a commercial infrastructure to support the commercialization of our most advanced product candidate, Provenge, a therapeutic vaccine for the treatment of prostate cancer.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At March 31, 2004, our investment in equipment and leasehold improvements was $11.5 million. We have an agreement with Transamerica, a financing company, under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year, and we have granted a security interest in all our assets to Transamerica. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. We have financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. The GE agreement expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences and Technology Financings. As of March 31, 2004 we have financed $1.2 million of leasehold improvement, laboratory, computer and office equipment under this GE lease line. The lease terms are 48 months and bear interest at rates ranging from 8.2% to 8.9% per year. This GE agreement will expire on December 31, 2004. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of March 31, 2004, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

On October 22, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $125 million of our common stock from time to time. The SEC declared this registration statement effective on November 5, 2003. On January 26, 2004, we filed an additional “shelf” Registration Statement solely to increase the dollar amount of securities registered under our original Registration Statement from $125 million to $150 million of our common stock. In January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million, or $140.5 million, net of underwriting discounts, commissions and other fees.

In June 2002, we entered into a $25,000,000 equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of March 31, 2004, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000. Issuance costs, which include legal and accounting fees, were $255,000. As of May 2004, there are 4,593,903 shares available for issuance under the line. The equity line facility will expire on June 11, 2004.

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

However, we may need to engage in additional financing prior to that time, or we may decide to engage in additional financings prior to that time to enhance our cash position. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under our shelf registration statements, or are unable to draw down on our equity line facility because we cannot meet the required conditions or because we are otherwise restricted by the terms of our agreement with CMI from drawing down (for example, each draw down is subject to a minimum closing price per share of $3.00), we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses. We expect to continue to incur losses, and we may never become profitable.

As of March 31, 2004, we had an accumulated deficit of $156.9 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs and from general and administrative expenses in support of operations, clinical trial expenses and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of our potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing our products, and our operations may not be profitable even if any of our product candidates are commercialized.

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

These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce our cash use. In December 2003, we announced the closure of the San Diego operations acquired through the acquisition of Corvas. The closure is intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage the ongoing programs located in

San Diego, we are re-locating essential activities to our headquarters in Seattle. This decision resulted in a reduction in workforce at the San Diego facility and certain non-recurring expenses in the fourth quarter of 2003 of $989,000 and in the first quarter of 2004 of $2.7 million.

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

One of our capitalized leases is secured by all of our assets, including our intellectual property. The amount of remaining lease payments due on this lease as of March 31, 2004 was approximately $648,000.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.98 respectively in this year through May 4, 2004. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,547,687 shares this year through May 4, 2004. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of March 31, 2004, these registration rights covered approximately 8,932,218 shares of our common stock which were then outstanding and an additional 32,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,263 shares pursuant to which Artisan Equity, Ltd. may freely resell these shares into the public market at any time or from time to time.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we had short- and long-term investments of $158.4 million. Our short- and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 20, 2003, Dr. George P. Vlasuk, a former Corvas employee, commenced an action against us in the San Diego, California Superior Court. Dr. Vlasuk is a named beneficiary of Corvas’s 2002 Change in Control Executive Severance Benefit Plan, which provides for the payment of severance benefits upon a change of control of Corvas, subject to certain terms and conditions. Our wholly-owned subsidiary, Dendreon San Diego LLC, as successor by merger to the obligations of Corvas under the Change in Control Plan, withheld payment of Dr. Vlasuk’s claimed severance benefits, pending a determination whether Dr. Vlasuk engaged in certain disqualifying conduct. In his lawsuit, Dr. Vlasuk alleged breach of the Change in Control Plan, violation of the California Labor Code and other claims, and sought damages, and attorneys’ fees and costs. On February 24, 2004, we reached an agreement to resolve Dr. Vlasuk’s claims and we completed a settlement agreement with Dr. Vlasuk on March 11, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2004:

•	Form 8-K for the event of January 27, 2004, as filed on January 27, 2004, reporting, under Item 5, information about a proposed public offering of our common stock pursuant to an effective shelf registration statement.

•	Form 8-K for the event of February 26, 2004, as filed on March 3, 2004, furnishing, under Item 12, a press release reporting the financial results for our fourth quarter and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 10th day of May, 2004

DENDREON CORPORATION

By:	/s/ MARTIN A. SIMONETTI

Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

(1)

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.