Form 10-Q
period 2004-06-30
DENDREON CORP
filed 2004-08-05
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 30, 2004 was 58,412,804.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,253	$44,349
Short-term investments	164,929	55,692
Accounts receivable	5,894	5,689
Other current assets	4,837	2,974

Total current assets	195,913	108,704

Property and equipment, net	4,049	5,011
Long-term investments	40,950	13,150
Restricted cash	303	303
Receivable, net of current portion	10,402	9,943
Deposits and other assets	694	734

Total assets	$252,311	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$413	$1,221
Accrued liabilities	6,950	7,549
Accrued acquisition - related restructuring liabilities	2,505	924
Accrued compensation	2,201	4,976
Deferred revenue	100	107
Current portion of capital lease obligations	1,364	1,463

Total current liabilities	13,533	16,240

Deferred revenue, less current portion	680	725
Capital lease obligations, less current portion	1,936	899
Deferred foreign tax	—	994

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 57,895,860 and 44,926,284 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	58	45
Additional paid-in capital	409,684	263,610
Deferred stock-based compensation	(204)	(651)
Accumulated other comprehensive loss	(773)	(61)
Accumulated deficit	(172,603)	(143,956)

Total stockholders’ equity	236,162	118,987

Total liabilities and stockholders’ equity	$252,311	$137,845

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$212	$1,823	$4,891	$3,599

Operating expenses:
Research and development	13,560	8,209	26,105	15,971
General and administrative	4,305	1,772	9,602	3,490
Marketing	560	182	808	299

Total operating expenses	18,425	10,163	36,515	19,760

Loss from operations	(18,213)	(8,340)	(31,624)	(16,161)

Interest income	1,024	164	1,875	379
Interest expense	(86)	(84)	(170)	(185)
Other expense	—	—	(290)	—

Loss before income taxes	(17,275)	(8,260)	(30,209)	(15,967)
Foreign tax benefit	1,593	—	1,562	—

Net loss	$(15,682)	$(8,260)	$(28,647)	$(15,967)

Basic and diluted net loss per share	$(0.27)	$(0.30)	$(0.51)	$(0.59)

Shares used in computation of basic and diluted net loss per share	57,735	27,682	55,638	27,206

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(28,647)	$(15,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,278	960
Non-cash stock-based compensation expense	726	134
Non-cash stock-based consulting expense	—	116
Non-cash interest expense	8	11
Impairment of fixed assets	689	—
Changes in current assets and liabilities:
Accounts receivable	(664)	1,137
Other current assets	(1,871)	(514)
Deposits and other assets	40	8
Deferred revenue	(52)	(2,304)
Accounts payable	(808)	(536)
Accrued liabilities and compensation	(2,787)	(470)

Net cash used in operating activities	(32,088)	(17,425)

INVESTING ACTIVITIES
Purchases of investments	(209,105)	(43,366)
Maturities of investments	71,356	28,403
Proceeds from asset disposals	174	500
Purchases of property and equipment	(1,179)	(510)
Deferred acquisition costs	—	(660)

Net cash used in investing activities	(138,754)	(15,633)

FINANCING ACTIVITIES
Proceeds from sale-leaseback financing arrangements	1,705	856
Payments on capital lease obligations	(767)	(592)
Proceeds from sale of equity securities	140,461	30,709
Proceeds from exercise of stock options	4,722	92
Issuance of common stock under the Employee Stock Purchase Plan	625	285

Net cash provided by financing activities	146,746	31,350

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,096)	(1,708)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,349	11,263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,253	$9,555

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

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, we completed the acquisition of Corvas International, Inc., or Corvas (See Note 3 – Significant Events). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” we have included the results of operations of Corvas in our consolidated results since the acquisition on July 30, 2003.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying financial information as of December 31, 2003 has been derived from audited financial statements. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004. Certain prior year items have been reclassified to conform to the current year presentation, including certain operating expenses aggregating approximately $1.5 million previously reported as general and administrative expenses that have been reclassified to research and development and marketing expenses for the six months ended June 30, 2003. Items reclassified include certain costs related to human resources, facilities, information technology, finance and accounting.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46,” Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulleting No. 51, “Consolidated Financial Statements,” addresses consolidation of business enterprises of variable interest entities in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of certain essential characteristics of a controlling interest. FIN No. 46 became effective on January 1, 2004. Adoption of this standard had no material impact on our financial position, results of operations or cash flows.

3. SIGNIFICANT EVENTS

Retirement of Dr. Henney

On June 10, 2004, we announced the retirement of the Chairman of our Board of Directors, Christopher S. Henney, Ph.D., D.Sc., effective June 16, 2004. In addition to his role as Chairman, Dr. Henney was our Chief Executive Officer from 1995 to 2002, and was our president from 1998 to 2000. Richard B. Brewer, formerly Chief Executive Officer and President of Scios, Inc., succeeded Dr. Henney as the Chairman of our Board of Directors on June 16, 2004.

In connection with his retirement, we entered into a retirement agreement with Dr. Henney on May 28, 2004, providing certain retirement compensation and other benefits in recognition of his services and contributions to us. As a result of this agreement, we recorded cash compensation expense of $323,000 and non-cash compensation expense of $106,000.

Change of Control Plan

On June 16, 2004, our Board of Directors adopted a Change of Control Executive Severance Plan providing severance benefits for participants in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. The benefits include accelerated vesting of stock options and payments for salary replacement of 100% to 200% of base salary, depending upon position, 100% of the maximum target bonus for the position, and outplacement assistance. The Compensation Committee of the Board designated members of our management team at the Vice President level and above as eligible participants.

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

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $2.0 million has been paid through June 30, 2004 and $92,000 has been reversed as a change in estimate as of June 30, 2004, resulting in a remaining accrual of approximately $100,000.

The total value of the acquisition was approximately $69.6 million, including shares issued valued at $62.9 million, the stock options assumed valued at $4.4 million, and transaction costs of $2.3 million. The value of our shares used in determining the purchase price was $5.06 per share, based on the average of closing prices of our common stock for a range of seven trading days, consisting of the day of the announcement of the merger, February 25, 2003, and the three days prior and three days subsequent to that announcement. The acquisition is being accounted for under the purchase method of accounting. The following table summarizes the allocation of the purchase price to the assets acquired, liabilities assumed and other charges at the date of acquisition.

(in thousands)	July 30, 2003
Cash and cash equivalents	$3,334
Short-and long-term investments	76,283
Other current assets	1,906
Property, plant and equipment	2,143

Total assets acquired	83,666

Current liabilities	2,813
Accrued severance	2,181
Long term debts	12,352

Total liabilities	17,346

Net assets acquired	66,320
Deferred stock compensation	511
In-process research and development	2,762

Total purchase price	$69,593

Acquired In-process Research and Development (IPR&D). Approximately $1.8 million of the purchase price was initially allocated to IPR&D related to the Corvas’ rNapc2 cardiovascular product candidate that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In the fourth quarter of 2003, we recorded additional IPR&D of $982,000 due to a change in the estimated fair value of certain acquired assets. Accordingly, $2.8 million was expensed in the consolidated statement of operations for the twelve months ended December 31, 2003.

The estimated fair value of the rNAPC2 product candidate was determined based on the use of discounted cash flow analyses. Estimated after-tax cash flows were probability weighted to take into account the stage of completion and risks surrounding the successful development and commercialization of rNapc2. These cash flows were then discounted to present value using a discount rate of 20%.

The following unaudited pro forma information for the three and six months ended June 30, 2004 and 2003 combines operating results of the Company and Corvas as if they had been combined at the beginning of the period. Pro forma data is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
	(actual)	(pro forma)	(actual)	(pro forma)
Revenues	$212	$1,841	$4,891	$3,655
Net loss	$(15,682)	$(12,559)	$(28,647)	$(24,968)
Basic and diluted net loss per share	$(0.27)	$(0.31)	$(0.51)	$(0.63)
Shares used in computation of basic and diluted net loss per share	57,735	40,119	55,638	39,643

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

4. RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

In December 2003, we announced the closure of our San Diego operations acquired through our acquisition of Corvas. The closure was intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage on-going programs located in San Diego, we relocated essential San Diego activities to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $903,000 has been paid as of June 30, 2004 and $35,000 has been reversed as a change in estimate in the six months ended June 30, 2004 resulting in a remaining accrual of $51,000. In the first six months of 2004 we incurred additional restructuring charges of approximately $2.7 million including ongoing lease commitment costs related to the San Diego facility, other costs associated with the closure and accretion expense on the accrued restructuring charges of $90,000. The ongoing lease commitment costs were reduced by estimated sublease rentals and discounted at a rate of 8%. In the second quarter of 2004 we incurred additional restructuring charges of approximately $514,000 due to an anticipated delay in subleasing the San Diego facility. On the Consolidated Statement of Operations, $3.3 million of these costs are included in general and administrative expense. As of June 30, 2004 we have paid $806,000 of these costs. We expect to incur additional costs related to this restructuring of approximately $411,000 of which $155,000 has been paid as of June 30, 2004. Actual costs may differ from these estimates.

(in thousands)	Beginning liability	Incurred in 2004	Paid in 2004	Adjustments	Total
Restructuring charges
Employee termination benefits	$924	$–	$(838)	$(35)	$51
Lease obligation	—	2,683	(749)	514	2,448
Other associated costs	—	63	(57)	—	6

Total	$924	$2,746	$(1,644)	$479	$2,505

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas. We determined that the carrying amount of $689,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in R&D expenses for the six months ended June 30, 2004.

5. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2004 and June 30, 2003, our comprehensive loss was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Net loss	$(15,682)	$(8,260)	$(28,647)	$(15,967)
Other comprehensive loss:
Unrealized holding losses during the period	(753)	(36)	(712)	(83)

Total comprehensive loss	$(16,435)	$(8,296)	$(29,359)	$(16,050)

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended June 30, 2004 and 2003: no dividend yields; expected lives of the options of four years; risk-free interest rate of 2.5% and 2.4%, respectively, and volatility of 91% and 127%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what the net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(15,682)	$(8,260)	$(28,647)	$(15,967)
Add: stock based employee compensation expense included in reported net loss	648	59	726	134
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(2,267)	(1,040)	(3,844)	(2,231)

Pro forma net loss	$(17,301)	$(9,241)	$(31,765)	$(18,064)

Basic and diluted net loss per share as reported	$(0.27)	$(0.30)	$(0.51)	$(0.59)

Pro forma and basic and diluted net loss per share	$(0.30)	$(0.33)	$(0.57)	$(0.66)

During the quarter ended September 30, 2003, we granted members of our management team restricted stock awards that vest 25% upon grant and the balance over a two year period. We recorded a deferred stock-based compensation expense in connection with these awards of $473,000, of which $115,000 was recognized during the six months ended June 30, 2004, and $177,000 was recognized in 2003.

During the six months ended June 30, 2004, approximately 728,000 stock options were exercised at a weighted average price of $6.49 per share.

On June 16, 2004, in accordance with the Retirement Agreement between Dr. Henney and us, we granted Dr. Henney options to purchase 100,000 shares of our common stock at an exercise price of $10.69 per share, the closing price of our common stock on June 15, 2004. These options have a ten-year term and were fully vested on the date of grant. We also amended our option agreements with Dr. Henney for options granted on December 14, 2000 and January 5, 2004, respectively, so that each such option remains exercisable for the remaining term of such option without regard to Dr. Henney’s employment status. In addition, we accelerated the vesting of any options granted to Dr. Henney that were unvested. As a result of the foregoing, we recorded non-cash compensation expense of $104,000.

On May 16, 2004, in connection with Dr. Timothy Harris’ resignation from the Board of Directors on that date, we agreed to extend the period of exercise for all options previously granted to Dr. Harris from ninety days to six months following his resignation. As a result of this extension, we recorded non-cash compensation expense of $490,000.

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

We have incurred significant losses since our inception. As of June 30, 2004, our accumulated deficit was $172.6 million. We have incurred net losses as a result of research and development expenses, general and administrative expenses in support of our operations, clinical trial expenses and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products for the next several years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, and with revenue received from collaborations, and milestone payments and license fees from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity. Clinical costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing, pivotal Phase 3 clinical trial of Provenge, D9902B, and advance other potential products in clinical development.

Provenge

Provenge is our therapeutic vaccine being developed for the treatment of prostate cancer. Prostate cancer is the most common solid tumor malignancy in men in the United States, with over one million men currently diagnosed with the disease.

We are currently conducting a pivotal, randomized, double blind, placebo-controlled Phase 3 clinical trial of Provenge, D9902B, at approximately 70 centers in the United States. This trial is designed to test the efficacy of Provenge in men with asymptomatic, metastatic, androgen independent prostate cancer whose cancer has a Gleason score of 7 or less. We have received an agreement under a Special Protocol Assessment, or SPA, from the Food and Drug Administration, or FDA, for D9902B. We also received Fast Track designation for Provenge from the FDA for metastatic, asymptomatic androgen independent prostate cancer.

Androgen independent prostate cancer, or AIPC, is an advanced stage of prostate cancer in which tumor growth is no longer regulated by androgens, or male hormones. Currently, there are limited FDA-approved therapeutic treatment options for patients with AIPC. The Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. The Gleason score is a measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. It is widely accepted within the medical community that Gleason scores of 7 or less suggest a better prognosis than Gleason scores of 8 and higher. Approximately 75% of androgen independent, and approximately 95% of androgen dependent, prostate cancer patients have a Gleason score of 7 and less.

D9902B is designed to confirm the results of our first Phase 3 trial of Provenge, D9901. Study D9901 enrolled men with asymptomatic, metastatic AIPC aposeonear had Gleason scores above and below 7. The results from this trial did not achieve statistical significance for the overall population. However, for men with Gleason scores of 7 or less who were treated with Provenge, the results demonstrated a statistically significant benefit in delaying time to disease progression and the onset of disease related pain.

On January 12, 2004, we announced interim survival data from D9901 for men with Gleason scores of 7 or less. Based on data accumulated as of December 2003, men receiving Provenge whose cancer had a Gleason score of 7 or less had a significant survival advantage, having on average an 89% overall increase in their survival time as compared to placebo (log rank p = 0.047, hazard ratio = 1.89). This benefit is reflected by a prolongation in the median survival time in these men receiving Provenge by 8.4 months (30.7 months versus 22.3 months). At 30 months from randomization, the survival rate for men treated with Provenge in this population is 3.7 times higher than for men receiving placebo (53% versus 14%, p-value = 0.001).

If D9902B is successful in meeting its specified endpoints and we otherwise satisfy FDA requirements, we are on track to obtain approval from the FDA to market Provenge in 2006.

We are currently in discussions with two potential collaborators for the continued development and commercialization of Provenge.

APC8024

We are conducting Phase 1 clinical trials for APC8024, our investigational immunotherapy for HER2/neu for the treatment of patients with breast, ovarian and other solid tumors. As we announced earlier this year, updated results from a Phase 1 clinical trial of APC8024 in patients with breast cancer indicate that APC8024 is showing clinical benefit and targeted T-cell mediated immune responses in patients with advanced, metastatic, HER2/neu positive breast cancer. In June 2004, data from a Phase 1 study of APC8024 in patients with advanced breast, ovarian and colorectal cancers was presented at the American Society of Clinical Oncology (ASCO) annual meeting. The data indicate that APC8024 stimulate a robust immune response and is well-tolerated. The data also indicates an encouraging survival duration, with half of the patients alive after 8 months. We are presently designing Phase 2 trials of APC8024, and expect to begin a Phase 2 trial in 2004 in metastatic breast cancer.

Preclinical Research and Development Programs

In addition to our other therapeutic vaccines in preclinical research and development, We have a monoclonal antibody and small material product candidates in preclinical research and development programs underway.

Our collaboration with Genentech targets the development of product candidates directed against trp-p8, a cancer-specific ion channel. We are currently engaged in discovering, evaluating and developing small molecule therapeutics that modify trp-p8 function.

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

We also are collaborating with Dyax Corp. to discover, develop and commercialize antibody, small protein and peptide inhibitors for two endotheliase enzymes that Corvas isolated and characterized. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

We have a monoclonal antibody program that targets HLA-DR and the use of antibodies directed to this target to kill cancer cells.

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

Fair Value of Financial Instruments

At June 30, 2004, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect during the year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue. Revenue was $212,000 and $1.8 million for the three months ended June 30, 2004 and 2003, respectively. Revenue in the three months ended June 30, 2004 includes $150,000 of previously reserved revenue associated with an agreement with BioTransplant, Inc. that was terminated in 2002. The decrease in revenue was primarily due to the termination of our collaboration with Kirin Brewery Co., Ltd in November 2003.

Research and Development Expenses. Research and development expenses increased to $13.6 million for the three months ended June 30, 2004, from $8.2 million for the three months ended June 30, 2003. The increase in research and development expenses resulted primarily from increased personnel-related costs, clinical expense due to increased patient and other costs associated with the D9902B clinical trial, consulting expenses related to the commercialization of Provenge, contract research fees, clinical manufacturing to support the D9902B clinical trial and travel costs.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the quarters ended June 30, 2004 and 2003 were as follows :

	Three months ended June 30,
(in millions)	2004	2003
Clinical programs:
Cancer	$4.2	$2.1
Indirect costs	5.4	3.1

Total clinical programs	9.6	5.2

Discovery research	4.0	3.0

Total research and development expense	$13.6	$8.2

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

General and Administrative Expenses. General and administrative expenses increased to $4.3 million for the three months ended June 30, 2004, from $1.8 million for the three months ended June 30, 2003. The increase in general and administrative expenses was primarily due to increased legal fees and costs due to an increase in the patent portfolio as a result of the Corvas acquisition, legal fees related to commercialization strategies for Provenge, San Diego closure costs of $514,000 due to an anticipated delay in subleasing the facility, non-cash board compensation expenses of $490,000 and a retirement agreement with a former chairman resulting in cash compensation expense of $323,000 and non-cash compensation expense of $106,000. Our general and administrative expenses consist primarily of personnel costs for executive management, legal, finance, human resources, facilities and information technology, as well as operating costs and third party professional fees, such as legal and accounting. We expect general and administrative expenses to increase in the future to support the ongoing development of a commercial infrastructure.

Marketing. Marketing expenses increased to $560,000 for the three months ended June 30, 2004, from $182,000 for the three months ended June 30, 2003. The increase in marketing expense was primarily due to increased advertising related to the recruiting effort for the D9902B clinical trial medical education cost, and corporate branding expenses. Our marketing expenses consist primarily of salaries and other personnel-related costs, advertising and consulting expenses. We expect marketing expenses to increase in the future to support the commercialization of Provenge.

Interest Income. Interest income increased to $1.0 million for the three months ended June 30, 2004, from $164,000 for the three months ended June 30, 2003. The increase was attributable to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance.

Interest Expense. Interest expense increased to $86,000 for the three months ended June 30, 2004, from $84,000 for the three months ended June 30, 2003. We expect interest expense to increase in the future as a result of additional financing of capital purchases.

Foreign Tax Benefit. During the quarter ended June 30, 2004, we reversed our foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenue. Revenue was $4.9 million and $3.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to revenue recognized of $4.6 million in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. This increase was partially offset by a decrease in revenue due to the termination of our collaboration with Kirin Brewery Co., Ltd. in November 2003.

Research and Development Expenses. Research and development expenses increased to $26.1 million for the six months ended June 30, 2004, from $16.0 million for the six months ended June 30, 2003. The increase in research and development expenses resulted primarily from increased personnel-related costs, clinical expense due to increased patient and other costs associated with the D9902B clinical trial, clinical manufacturing to support the D9902B clinical trial, consulting expense related to the commercialization of Provenge, the impairment of fixed assets acquired from Corvas, contract research fees and travel costs.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the six months ended June 30, 2004 and 2003 were as follows :

	Six months ended June 30,
(in millions)	2004	2003
Clinical programs:
Cancer	$7.3	$3.9
Indirect costs	12.8	7.5

Total clinical programs	20.1	11.4

Discovery research	6.0	4.6

Total research and development expense	$26.1	$16.0

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

General and Administrative Expenses. General and administrative expenses increased to $9.6 million for the six months ended June 30, 2004, from $3.5 million for the six months ended June 30, 2003. The increase in general and administrative expenses was primarily due to costs associated with the closure of our San Diego facility of $3.3 million, increased patent legal fees and costs due to an increase in the patent portfolio as a result of the Corvas acquisition, legal fees related to commercialization strategies for Provenge, non-cash board compensation expenses of $490,000 and a retirement agreement with a former chairman resulting in cash compensation of $323,000 and non-cash compensation of $106,000. Our general and administrative expenses consist primarily of personnel costs for executive management, legal, finance, human resources, facilities and information technology, as well as operating costs and third party professional fees, such as legal and accounting. We expect general and administrative expenses to increase in the future to support the ongoing development of a commercial infrastructure.

Marketing. Marketing expenses increased to $808,000 for the six months ended June 30, 2004, from $299,000 for the six months ended June 30, 2003. The increase in marketing expense was primarily due to increased advertising related to the recruiting effort for the D9902B clinical trial, personnel-related costs, consulting, medical education, corporate branding and market research. Our marketing expenses consist primarily of salaries and other personnel-related costs, advertising and consulting expenses. We expect marketing expenses to increase in the future to support the commercialization of Provenge.

Interest Income. Interest income increased to $1.9 million for the six months ended June 30, 2004, from $379,000 for the six months ended June 30, 2003. The increase was attributable to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance.

Interest Expense. Interest expense decreased to $170,000 for the six months ended June 30, 2004, from $185,000 for the six months ended June 30, 2003. The decrease was attributable to a one-time administration fee of $25,000 in the three months ended March 31, 2003 related to the GE Life Sciences and Technology Financings, a division of General Electric, capital lease line. We expect interest expense to increase in the future as a result of additional financing of capital purchases.

Other Expense. Other expense of $290,000 for the six months ended June 30, 2004 was attributable to a loss on the sale of Nuvelo common stock during the first quarter of 2004. In February 2004, in connection with the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair value ($5.23 per share at closing) of $4.1 million. By February 29, 2004, the stock had been liquidated at prices ranging from $4.71 to $5.04, for total cash proceeds of approximately $3.8 million resulting in a loss of $290,000, which was recognized through other expense. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of final closing the value of the common stock had appreciated to $4.1 million. Subsequently all shares of Nuvelo stock were liquidated for $3.8 million.

Foreign Tax Benefit. During the six months ended June 30, 2004, we reversed our foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $226.1 million at June 30, 2004. Our working capital at June 30, 2004, was $182.4 million. We have financed our operations since inception through the proceeds from the sale of our equity securities, revenue from collaboration arrangements, interest income earned, equipment lease line financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $171.2 million from our follow-on public offerings of common stock since January 1, 2003. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the six months ended June 30, 2004 and 2003 was $32.1 million and $17.4 million, respectively. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased research and clinical trial activity and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At June 30, 2004, our investment in equipment and leasehold improvements was $12.2 million. We have an agreement with Transamerica, a financing company recently acquired by GE Life Sciences and Technology Financings, or GE, under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year. Transamerica has a security of interest in all of our assets except our patent portfolio. In January 2003, we entered into a $4.0 million lease line with GE. We have financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. This GE agreement expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE. In June 2004, we increased the amount of this lease line with GE by an additional $2.0 million. As of June 30, 2004, we have financed $2.2 million of leasehold improvements, laboratory, computer and office equipment under this GE lease line. The lease terms are 48 months and bear interest at rates ranging from 8.2% to 9.4% per year. This GE agreement will expire on December 31, 2004. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of June 30, 2004, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease.

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

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30,750,000, or $30,715,000, net of offering costs. As of June 30, 2004, $44,250,000 of common stock can be sold under this Registration Statement.

In June 2002, we entered into a $25,000,000 equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer. As of June 30, 2004, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000. Issuance costs, which include legal and accounting fees, were $255,000. The equity line facility expired on June 11, 2004. Upon expiration of this facility, we paid CMI an additional fee of $209,000 which was recorded as general and administrative expense in the three months ended June 30, 2004.

We anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	manufacturing scale-up and infrastructure development related to the commercialization of Provenge;

•	preparation of an FDA application for approval of Provenge; and

•	continuing internal research and development.

However, we may need to engage in additional financing prior to that time, or we may decide to engage in additional financing prior to that time to enhance our cash position. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under our shelf registration statement, or through other means, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses. We expect to continue to incur losses, and we may never become profitable.

As of June 30, 2004, we had an accumulated deficit of $172.6 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs and from general and administrative expenses in support of operations, clinical trial expenses and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for several years, and we may never do so. We expect to incur additional operating losses in the future, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may cause our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully complete our current Phase 3 pivotal clinical trial for Provenge, the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer. Provenge is currently being tested in a pivotal Phase 3 clinical trial, D9902B. Our first Phase 3 clinical trial for Provenge, D9901, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients who benefited by treatment with Provenge. Although we have entered into an agreement under a Special Protocol Assessment with the FDA for our current pivotal trial and have received Fast Track designation for Provenge from the FDA, our obtaining FDA approval of Provenge depends on, among other things, our successfully completing D9902B with favorable results and in accordance with the agreed upon protocol. We might fail to complete or experience material delays in completing this pivotal trial. In addition, the data from this pivotal Phase 3 trial might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting other requirements for approval of Provenge by the FDA. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

If we fail to enter into collaboration agreements for our product candidates, if they are needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including cell processing centers, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company which will provide some or all of such physical resources and systems as well as financial resources and expertise.

We are currently in discussions for a possible collaboration with respect to Provenge with pharmaceutical and biotechnology companies who may provide such financial and physical resources, systems and expertise. Whether we reach a definitive agreement for such a collaboration will depend upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the results of our first Phase 3 clinical trial of Provenge and the potential results of our current pivotal Phase 3 clinical trial of Provenge, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources, systems and expertise ourselves.

If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement for Provenge include the following:

•	the collaborator may not apply the expected financial resources or required expertise in developing the physical resources and systems or other systems necessary to successfully commercialize Provenge;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of Provenge reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization of Provenge or adversely affect its sales or profitability; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with Provenge.

The occurrence of any of these events could adversely affect the commercialization of Provenge by delaying the date on which sales of the product may begin if it is approved by the FDA, by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market. In addition, a collaborator for Provenge may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts.

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

We have a collaboration with Genentech for the research, development and commercialization of potential therapies targeting trp-p8. We also have collaborations with Abgenix for the research, development and commercialization of monoclonal antibodies for two selected antigens from our portfolio of serine proteases, and Dyax for the research, development and commercialization of cancer therapeutics focused on serine protease inhibitors. Each of these collaborations involve potential products that are at the preclinical stage of development, and we believe the risks described above that are associated with later stage products are less likely to materially impact us if they occur. To date, we have not experienced difficulties with these collaborations that have had a material negative effect on our business or research and product development efforts, and we have not been negatively affected by consolidations involving potential collaborators. However, it is possible that we could encounter difficulties with these collaborators in the future that could have a material adverse effect on our business.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer vaccines, monoclonal antibodies, small molecules and other new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Once commercialized, our products may not achieve revenues that exceed the costs of producing and selling these products. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure, the costs of sales and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	conduct clinical trials;

•	continue the research and development of our therapeutic product candidates; and

•	commercialize our product candidates.

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

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate our clinical trials and our development programs. If we raise additional funds by issuing equity securities, including pursuant to our shelf registration statement, further dilution to our existing stockholders will result.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected identification of eligible patients, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirement limits on manufacturing capacity and failure of doses of Provenge to meet required standards may cause significant delays in the completion of our clinical trials. We may not complete our pivotal clinical trial of Provenge or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

We rely on academic institutions, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

If we fail to complete our pivotal Phase 3 trial of Provenge or if we experience material delays in completing that trial as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials of Provenge or other potential products or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

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

Clinical testing is very expensive, takes many years, and the outcome is uncertain. D9901, our first Phase 3 clinical trial of Provenge, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our pivotal Phase 3 trial, D9902B, or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of our potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as planned, and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate under development, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

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

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other investigational therapeutic products are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other vaccine products under development.

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, AVI BioPharma, Inc., Cell Genesys, Inc. and Therion Biologics are each developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma and Therion are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys has completed Phase 2 clinical trials of its prostate cancer vaccine and has initiated Phase 3 trials. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere, was recently approved by the FDA for the therapeutic treatment of metastatic androgen independent prostate cancer, the stage of the disease in which Provenge is being studied in D9902B.

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

These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce our cash use. In December 2003, we announced the closure of the San Diego operations acquired through the acquisition of Corvas. The closure is intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage the ongoing programs located in San Diego, we re-located essential activities to our headquarters in Seattle. This decision resulted in a reduction in workforce at the San Diego facility and certain non-recurring expenses in the fourth quarter of 2003 of $989,000 and in the first half of 2004 of $3.3 million.

Difficulties we may face in combining the Corvas operations with ours include retaining and/or recruiting employees with the scientific expertise necessary to continue Corvas’ preclinical programs, preserving collaborations and other important relationships, allocating resources to optimize the development of programs with the greatest potential value, and achieving anticipated operating efficiencies and cost savings, retaining and/or recruiting employees with the scientific expertise necessary to continue preclinical programs that were being pursued at the San Diego facility, preserving licensing, research and development, supply, collaboration and other important relationships and allocating the resources of the combined operation to optimize the development of programs with the greatest potential value.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.98 respectively in this year through July 30, 2004. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,354,872 shares this year through July 30, 2004. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors adopted a Change of Control Executive Severance Plan providing severance benefits for participants in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control by us. This plan could affect the terms of a third-party acquisition.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of June 30, 2004, these registration rights covered approximately 8,932,218 shares of our common stock which were then outstanding and an additional 32,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,263 shares pursuant to which Artisan Equity, Ltd. may freely resell these shares into the public market at any time or from time to time.

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

We are currently in discussions with potential collaborators with respect to our lead investigational product, Provenge. In connection with any such Provenge collaboration or any other collaboration that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial.

We may sell up to $44.3 million of our common stock under our outstanding shelf registration statement. Future sales under our shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to investors under our registration statements or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we had short- and long-term investments of $205.9 million. The primary objective of our investment activities is to preserve principal and maintain liquidity, while maximizing the income we receive without significantly increasing risk. To minimize risk, our investment portfolio consists of a variety of interest-bearing instruments, including commercial paper, money market securities and corporate bonds/notes. Due to the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our investment portfolio. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 16, 2004 in Seattle, Washington. Of the 54,740,990 shares of common stock outstanding as of the record date, 53,122,150 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

1. To elect three Directors to serve until the 2007 Annual Meeting and until a successor is duly elected and qualified.

Name	For	Withheld
Gerardo Canet	41,079,187	12,042,963
Bogdan Dziurzynski	52,277,260	844,890
Douglas Watson	41,344,071	11,778,079

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock certificate (2)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (3)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.4	Form of Right Certificate (3)

10.1	Retirement Agreement between Dendreon Corporation and Christopher S. Henney, Ph.D., dated May 28, 2004*

10.2	Dendreon Corporation Change of Control Executive Severance Plan *

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.

(b) Reports on Form 8-K

We filed the following Current Report on Form 8-K during the quarterly period ended June 30, 2004:

•	Form 8-K for the event of May 10, 2004, as filed on May 11, 2004, furnishing, under Item 12, a press release reporting the financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 5th day of August, 2004

DENDREON CORPORATION

By:	/s/ Martin A. Simonetti
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws

4.1	Specimen Common Stock certificate (2)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (3)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (3)

4.4	Form of Right Certificate (3)

10.1	Retirement Agreement between Dendreon Corporation and Christopher S. Henney, Ph.D., dated May 28, 2004 *

10.2	Dendreon Corporation Change of Control Executive Severance Plan *

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.
(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.