Form 10-Q
period 2004-09-30
DENDREON CORP
filed 2004-11-09
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 31, 2004 was 58,994,134.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,104	$44,349
Short-term investments	154,431	55,692
Accounts receivable	5,972	5,689
Other current assets	3,389	2,974

Total current assets	198,896	108,704

Property and equipment, net	3,792	5,011
Long-term investments	22,228	13,150
Restricted cash	304	303
Receivable, net of current portion	10,601	9,943
Deposits and other assets	798	734

Total assets	$236,619	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,590	$1,221
Accrued liabilities	9,568	8,473
Accrued acquisition-related restructuring liabilities	1,746	924
Accrued compensation	2,569	4,052
Deferred revenue	97	107
Current portion of capital lease obligations	1,194	1,463

Total current liabilities	18,764	16,240

Deferred revenue, less current portion	659	725
Capital lease obligations, less current portion	1,758	899
Deferred foreign tax	—	994

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 58,439,366 and 44,926,284 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	58	45
Additional paid-in capital	411,175	263,610
Deferred stock-based compensation	(686)	(651)
Accumulated other comprehensive loss	(456)	(61)
Accumulated deficit	(194,653)	(143,956)

Total stockholders’ equity	215,438	118,987

Total liabilities and stockholders’ equity	$236,619	$137,845

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$69	$1,777	$4,960	$5,376

Operating expenses:
Research and development	20,240	10,351	46,345	26,505
Acquired in-process research and development	—	1,780	—	1,780
General and administrative	2,410	3,481	12,012	6,786
Marketing	527	125	1,335	426

Total operating expenses	23,177	15,737	59,692	35,497

Loss from operations	(23,108)	(13,960)	(54,732)	(30,121)

Interest income	1,108	400	2,983	779
Interest expense	(50)	(168)	(220)	(353)
Other expense	—	—	(290)	—

Loss before income taxes	(22,050)	(13,728)	(52,259)	(29,695)
Foreign tax benefit	—	—	1,562	—

Net loss	$(22,050)	$(13,728)	$(50,697)	$(29,695)

Basic and diluted net loss per share	$(0.38)	$(0.35)	$(0.90)	$(0.95)

Shares used in computation of basic and diluted net loss per share	58,245	39,764	56,513	31,420

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(50,697)	$(29,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,780
Depreciation expense	1,852	1,583
Non-cash stock-based compensation expense	773	378
Non-cash stock-based consulting expense	—	447
Non-cash interest expense	11	12
Impairment of fixed assets	689	—
Changes in current assets and liabilities:
Accounts receivable	(941)	1,760
Other current assets	(427)	(219)
Deposits and other assets	(64)	12
Deferred revenue	(76)	(4,072)
Accounts payable	2,369	(495)
Accrued liabilities and compensation	(560)	(908)

Net cash used in operating activities	(47,071)	(29,417)

INVESTING ACTIVITIES
Purchases of investments	(237,989)	(44,474)
Maturities of investments	129,777	57,005
Proceeds from asset disposals	174	500
Purchases of property and equipment	(1,496)	(1,505)
Net cash acquired from Corvas International, Inc.	—	1,052

Net cash provided by (used in) investing activities	(109,534)	12,578

FINANCING ACTIVITIES
Payments on long-term debt	—	(10,000)
Proceeds from sale-leaseback financing arrangements	1,705	856
Payments on capital lease obligations	(1,114)	(902)
Proceeds from sale of equity securities	140,461	30,709
Proceeds from exercise of stock options	5,163	491
Issuance of common stock under the Employee Stock Purchase Plan	1,145	552

Net cash provided by financing activities	147,360	21,706

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,245)	4,867
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	44,349	11,263

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,104	$16,130

Supplemental Schedule of Noncash Investing and Financing Activities:
Equity instruments issued for acquisition	$—	$62,930
Stock options assumed in acquisition	$—	$4,381

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Description of Business

We were founded in 1992 as a Delaware corporation and we are headquartered in Seattle, Washington. We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using therapeutic vaccines, monoclonal antibodies, and small molecules. Our most advanced product candidate is Provenge®, a therapeutic vaccine for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary. All material inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, we completed the acquisition of Corvas International, Inc., or Corvas (See Note 3 – Significant Events). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” we have included the results of operations of Corvas in our consolidated results since the acquisition on July 30, 2003.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying financial information as of December 31, 2003 has been derived from audited financial statements. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of future results that may be expected for the year ending December 31, 2004. Certain prior year items have been reclassified to conform to the current year presentation, including certain operating expenses aggregating approximately $1.2 million and $2.8 million previously reported as general and administrative expenses that have been reclassified to research and development and marketing expenses for the three and nine months ended September 30, 2003, respectively. Items reclassified include certain costs related to human resources, facilities, information technology, finance and accounting.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities. “ This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of business enterprises of variable interest entities in which: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity and (2) the equity investors lack one or more of certain essential characteristics of a controlling interest. FIN No. 46 became effective on January 1, 2004. Adoption of this standard had no material impact on our financial position, results of operations or cash flows.

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

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs have been recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $2.0 million has been paid through September 30, 2004 and $101,000 has been reversed as a change in estimate as of September 30, 2004, resulting in a credit to general and administrative expense and a remaining accrual of approximately $26,000.

The total value of the acquisition was approximately $69.6 million, including shares issued valued at $62.9 million, the stock options assumed valued at $4.4 million, and transaction costs of $2.3 million. The value of our shares used in determining the purchase price was $5.06 per share, based on the average of closing prices of our common stock for a range of seven trading days, consisting of the day of the announcement of the merger, February 25, 2003, and the three days prior and three days subsequent to that announcement. The acquisition was accounted for under the purchase method of accounting. The following table summarizes the allocation of the purchase price to the assets acquired, liabilities assumed and other charges at the date of acquisition.

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

Acquired In-process Research and Development (IPR&D). Approximately $1.8 million of the purchase price was initially allocated to IPR&D related to Corvas’ recombinant nematode anticoagulant protein c2, or rNAPc2, a cardiovascular product candidate that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In the fourth quarter of 2003, we recorded additional IPR&D of $982,000 due to a change in the estimated fair value of certain acquired assets. Accordingly, $2.8 million was expensed in the consolidated statement of operations for the twelve months ended December 31, 2003.

The estimated fair value of the rNAPc2 product candidate was determined based on the use of discounted cash flow analyses. Estimated after-tax cash flows were probability weighted to take into account the stage of completion and risks surrounding the successful development and commercialization of rNAPc2. These cash flows were then discounted to present value using a discount rate of 20%.

The following unaudited pro forma information for the three and nine months ended September 30, 2004 and 2003 combines operating results of the Company and Corvas as if they had been combined at the beginning of the period. Pro forma data is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
	(actual)	(pro forma)	(actual)	(pro forma)
Revenues	$69	$1,792	$4,960	$5,447
Net loss	$(22,050)	$(17,533)	$(50,697)	$(42,473)
Basic and diluted net loss per share	$(0.38)	$(0.40)	$(0.90)	$(1.03)
Shares used in computation of basic and diluted net loss per share	58,245	43,955	56,513	41,078

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

4. RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

In December 2003, we announced the closure of our San Diego operations acquired through our acquisition of Corvas. The closure allowed to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage on-going programs located in San Diego, we relocated essential San Diego activities to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $920,000 has been paid as of September 30, 2004 and $65,000 has been reversed as a change in estimate in the nine months ended September 30, 2004 resulting in a remaining accrual of $4,000. During 2004 we incurred additional restructuring charges of approximately $3.3 million for the estimated fair value of the liability for ongoing lease committment costs related to the San Diego facility of $3.1 million, other costs associated with the closure of $63,000 and accretion expense on the accrued restructuring changes of $137,000. The estimated fair value of the liability for the lease commitment costs is based on estimated sublease rentals and discounted at a rate of 8%. During the third quarter of 2004, we reversed restructuring charges of $303,000 due to the estimated impact of an anticipated settlement for the early termination of our San Diego lease agreement. On the Consolidated Statements of Operations, $3.0 million of these costs are included in general and administrative expense for the nine months ended September 30, 2004. As of September 30, 2004 we have paid $1.3 million of these costs. Actual costs may differ from these estimates.

(in thousands)	Beginning liability	Incurred in 2004	Paid in 2004	Adjustments	Total
Restructuring charges
Employee termination benefits	$924	$—	$(855)	$(65)	$4
Lease obligation	—	3,244	(1,199)	(303)	1,742
Other associated costs	—	63	(63)	—	—

Total	$924	$3,307	$(2,117)	$(368)	$1,746

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas. We determined that the carrying amount of $689,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in R&D expenses for the nine months ended September 30, 2004.

5. COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2004 and September 30, 2003, our comprehensive loss was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net loss	$(22,050)	$(13,728)	$(50,697)	$(29,695)
Other comprehensive loss:
Unrealized holding gains (losses) during the period	317	(74)	(395)	(157)

Total comprehensive loss	$(21,733)	$(13,802)	$(51,092)	$(29,852)

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three and nine months ended September 30, 2004 and 2003: no dividend yields; expected lives of the options of 4.9 and four years, respectively; risk-free interest rate of 3.5% and 3.1%, respectively, and volatility of 97% and 96%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what the net loss would have been had we accounted for our stock options under the provisions of SFAS 123.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(22,050)	$(13,728)	$(50,697)	$(29,695)
Add: stock based employee compensation expense included in reported net loss	47	110	773	244
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(1,278)	(914)	(5,076)	(2,873)

Pro forma net loss	$(23,281)	$(14,532)	$(55,000)	$(32,324)

Basic and diluted net loss per share as reported	$(0.38)	$(0.35)	$(0.90)	$(0.95)
Pro forma and basic and diluted net loss per share	$(0.40)	$(0.37)	$(0.97)	$(1.03)

On March 31, 2004, the FASB issued an Exposure draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As currently proposed in FAS 123R, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

During the quarter ended September 30, 2003, we granted members of our management team restricted stock awards that vest 25% upon grant and the balance over a two year period. We recorded a deferred stock-based compensation expense in connection with these awards of $473,000, of which $154,000 was recognized during the nine months ended September 30, 2004, and $177,000 was recognized in 2003.

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

7. SUBSEQUENT EVENTS

Diosynth Development Agreement

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to scale up the production of the antigen used in Provenge, our investigational therapeutic vaccine for the treatment of prostate cancer, to commercial manufacturing levels. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.0 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $6.3 million. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance. On October 29, 2004, Diosynth acquired from us $3.5 million of our common stock, or 428,396 shares priced at $8.17 per share, the average closing price of our stock over the 10 preceding trading days, in satisfaction of our initial $3.5 million payment obligation. The stock was registered under our existing shelf registration statement. In the amended agreement, Diosynth agreed to a lock-up provision providing that, for a period of 90 days from October 29, 2004, Diosynth will not offer or sell or agree to permit any sale or other disposition of the common stock acquired under the amended agreement. After that lock-up period, the stock may be resold by Diosynth without restriction.

Executive Employment Agreements

On October 8, 2004, we entered into Executive Employment Agreements with four of our executive officers providing for the employment of each executive officer in his current position at his current compensation level. The agreements have no specified term, and the employment relationship may be terminated by the executive or by us at any time. If we terminate the executive’s employment without cause, or if the executive resigns for good reason, as such terms are defined in the agreement, the executive will be entitled to a lump sum severance payment. In that event, the executive would also be entitled to full accelerated vesting of any unvested stock options and any unvested stock held by him pursuant to restricted stock grants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “believe,” “expect,” “likely,” “may” and “plan” are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

We have incurred significant losses since our inception. As of September 30, 2004, our accumulated deficit was $194.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses, general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge.

We anticipate that we will not generate revenue from the sale of commercial therapeutic products for the next two years or more. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, and with revenue, including license fees and milestone payments, received from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity. Clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing, pivotal Phase 3 clinical trial of Provenge, D9902B, and advance other potential products in clinical development.

Provenge

Provenge is our therapeutic vaccine being developed for the treatment of prostate cancer. Prostate cancer is the most common solid tumor malignancy in men in the United States, with over one million men currently diagnosed with the disease.

We are currently conducting a pivotal, randomized, double blind, placebo-controlled Phase 3 clinical trial of Provenge, D9902B, at approximately 70 centers in the United States. This trial is designed to test the efficacy and safety of Provenge in men with asymptomatic, metastatic, androgen independent prostate cancer whose cancer has a Gleason score of 7 or less. We received an agreement under a Special Protocol Assessment, or SPA, from the Food and Drug Administration, or FDA, for D9902B. We also received Fast Track designation for Provenge from the FDA for metastatic, asymptomatic androgen independent prostate cancer. If D9902B is successful in meeting its specified endpoints and we otherwise satisfy FDA requirements, we are on track to obtain approval from the FDA to market Provenge in 2006.

Androgen independent prostate cancer, or AIPC, is an advanced stage of prostate cancer in which tumor growth is no longer regulated by androgens, or male hormones. Currently, there are limited FDA-approved therapeutic treatment options for patients with AIPC. The Gleason score is the most commonly used prostate cancer scoring system and is considered one of the most important prognostic indicators for prostate cancer. The Gleason score is a measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. It is widely accepted within the medical community that Gleason scores of 7 or less suggest a better prognosis than Gleason scores of 8 and higher. Approximately 75% of androgen independent, and approximately 95% of androgen dependent, prostate cancer patients have a Gleason score of 7 or less.

D9902B is designed to confirm the results of our first Phase 3 trial of Provenge, D9901. Study D9901 enrolled men with asymptomatic, metastatic AIPC regardless of Gleason score. The primary endpoint of this clinical trial was delay in time to disease progression; the secondary endpoint was delay in the onset of disease related pain. The results from this trial did not achieve statistical significance for the overall population for the primary endpoint. However, for men whose cancer had a Gleason score of 7 or less who were treated with Provenge, the results demonstrated a statistically significant benefit in delaying time to disease progression and the onset of disease related pain.

On October 28, 2004, we announced that the data from the final three-year follow-up of D9901 showed a statistically significant survival benefit in patients treated with Provenge. Survival was pre-specified for analysis. The final 36-month survival analysis showed a statistically significant survival benefit in the overall intent-to-treat population, defined as all patients randomized in the study, regardless of Gleason score. The survival benefit is greater than that observed with any type of treatment in any published Phase 3 study in late-stage prostate cancer. In addition, at the 36-month final follow-up, the percentage of patients alive in the Provenge-treated group was substantially greater than the percentage of patients alive who received placebo regardless of Gleason score. The final survival data also showed a statistically significant survival benefit in the group of patients whose cancer had a Gleason score of 7 or less. We are in discussions with the FDA about this data to determine its impact on our regulatory strategy. The study’s principal investigators plan to present the complete survival data from this trial at an upcoming scientific meeting and to submit it for publication in a peer reviewed medical journal.

We are currently in discussions with potential collaborators for the continued development and commercialization of Provenge. We have not established when such discussions will be completed, and our discussions may not result in a collaboration.

APC8024

Over the last several years, we conducted Phase 1 clinical trials for APC8024, our investigational immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. As we announced earlier this year, updated results from a Phase 1 clinical trial of APC8024 indicate that APC8024 is showing clinical benefit and targeted T-cell mediated immune responses in patients with advanced, metastatic breast cancer. In June 2004, data from a Phase 1 study of APC8024 in patients with advanced breast, ovarian and colorectal cancers was presented at the American Society of Clinical Oncology annual meeting. The data indicates that APC8024 stimulates a robust immune response and is well-tolerated. We are presently designing Phase 2 trials of APC8024 in women with advanced, metastatic breast cancer.

Preclinical Research and Development Programs

In addition to other therapeutic vaccines in preclinical research and development, we have monoclonal antibody and small molecule product candidates in preclinical research and development programs. These include product candidates being developed with our collaborators.

Our collaboration with Genentech, Inc. targets the development of product candidates directed against trp-p8, a cancer-specific ion channel. We are currently engaged in discovering, evaluating and developing small molecule therapeutics that modify trp-p8 function.

Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against a membrane-bound serine protease. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against this serine protease. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. The companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

We also are collaborating with Dyax Corp. to discover, develop and commercialize monoclonal antibody, small protein and peptide inhibitors for two endotheliase enzymes. Under the terms of this agreement, both companies will jointly develop any product candidates that may be identified and will share commercialization rights and will share profits, if any, from any marketed products.

We have a monoclonal antibody program that targets HLA-DR and the use of antibodies directed to this target to kill cancer cells.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents, and short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

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

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” required losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

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

Fair Value of Financial Instruments

At September 30, 2004, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of capital lease obligations approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

Revenue. Revenue was $69,000 and $1.8 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in revenue was primarily due to the termination of our collaboration with Kirin Brewery Co., Ltd., or Kirin, in November 2003.

Revenue was $5.0 million and $5.4 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease was primarily due to the termination of our collaboration with Kirin in November 2003, partially offset by revenue of $4.6 million recognized in February 2004 in connection with our license agreement with Nuvelo, Inc. for rNAPc2.

Research and Development Expenses. Research and development expenses increased to $20.2 million for the three months ended September 30, 2004, from $10.4 million for the three months ended September 30, 2003. The increase in research and development expenses resulted primarily from increased contract manufacturing costs due to the scale-up of the production of the antigen used in the preparation of Provenge to a commercial level, personnel-related costs, contract research fees, clinical expense due to increased patient and other costs associated with the D9902B clinical trial and consulting expenses related to the commercialization of Provenge.

Research and development expenses increased to $46.3 million for the nine months ended September 30, 2004, from $26.5 million for the nine months ended September 30, 2003. The increase in research and development expenses resulted primarily from increased contract manufacturing costs due to the scale-up of the production of the antigen used in the preparation of Provenge to a commercial level, personnel-related costs, clinical expense due to increased patient and other costs associated with the D9902B clinical trial, consulting expense related to the commercialization of Provenge, contract research fees and the impairment of fixed assets acquired from Corvas,

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2004	2003	2004	2003
Clinical programs:
Cancer	$10.2	$2.7	$17.8	$6.7
Cardiovascular (from our acquisition of Corvas)	—	0.2	—	0.2
Indirect costs	4.9	3.9	15.2	11.5

Total clinical programs	15.1	6.8	33.0	18.4
Discovery research	5.1	3.6	13.3	8.1

Total research and development expense	$20.2	$10.4	$46.3	$26.5

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes, and other employee-related expenses including rent, utilities and other facilities-related maintenance, and an allocation of certain costs related to human resources, information technology, finance and accounting. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our vaccine, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures of scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

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

We anticipate that we will not generate revenue from the sale of commercial therapeutic products for the next two years or more. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity.

Acquired In-process Research and Development. During the three and nine months ended September 30, 2003, we recognized a one-time expense of $1.8 million associated with a charge for acquired in-process research and development (IPR&D) related to the Corvas acquisition. The $1.8 million of IPR&D represents the purchase price allocation to IPR&D initially based on as estimate of the fair value of in-process technology for projects of Corvas that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses. General and administrative expenses decreased to $2.4 million for the three months ended September 30, 2004, from $3.5 million for the three months ended September 30, 2003. The decrease in general and administrative expenses was primarily due to a favorable adjustment of $303,000 due to the termination of the San Diego lease agreement and consulting fees recognized in 2003 related to the valuation of options.

General and administrative expenses increased to $12.0 million for the nine months ended September 30, 2004, from $6.8 million for the nine months ended September 30, 2003. The increase in general and administrative expenses was primarily due to costs associated with the closure of our San Diego facility of $3.0 million, increased patent legal fees and costs due to an increase in the patent portfolio as a result of the Corvas acquisition, legal fees related to commercialization strategies for Provenge, non-cash board compensation expenses of $490,000 and a retirement agreement with a former chairman resulting in cash compensation of $323,000 and non-cash compensation of $106,000.

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

Marketing. Marketing expenses increased to $527,000 for the three months ended September 30, 2004, from $125,000 for the three months ended September 30, 2003. The increase in marketing expense was primarily due to increased market research costs, medical education costs and advertising related to the recruiting effort for the D9902B clinical trial.

Marketing expenses increased to $1.3 million for the nine months ended September 30, 2004, from $426,000 for the nine months ended September 30, 2003. The increase in marketing expense was primarily due to increased advertising related to the recruiting effort for the D9902B clinical trial, market research, personnel-related costs, medical education, consulting and corporate branding.

Our marketing expenses consist primarily of salaries and other personnel-related costs, advertising and consulting expenses. We expect marketing expenses to increase in the future to support the commercialization of Provenge.

Interest Income. Interest income increased to $1.1 million for the three months ended September 30, 2004, from $400,000 for the three months ended September 30, 2003. Interest income increased to $3.0 million for the nine months ended September 30, 2004, from $779,000 for the nine months ended September 30, 2003. The increases were attributable to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance.

Interest Expense. Interest expense decreased to $50,000 for the three months ended September 30, 2004, from $168,000 for the three months ended September 30, 2003. Interest expense decreased to $220,000 for the nine months ended September 30, 2004, from $353,000 for the nine months ended September 30, 2003. The decrease in interest expense was primarily due to interest expense recorded in 2003 on debt assumed in the Corvas acquisition which was paid in September 2003. The nine month decrease was also attributable to a one-time administrative fee of $25,000 in the three months ended March 31, 2003. We expect interest expense to increase in the future as a result of additional financing of capital purchases.

Other Expense. Other expense of $290,000 for the nine months ended September 30, 2004 was attributable to a loss on the sale of Nuvelo common stock during the first quarter of 2004. In February 2004, in connection with the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair value ($5.23 per share at closing) of $4.1 million. By February 29, 2004, the stock had been liquidated at prices ranging from $4.71 to $5.04, for total cash proceeds of approximately $3.8 million resulting in a loss of $290,000, which was recognized through other expense. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of final closing the value of the common stock had appreciated to $4.1 million. Subsequently all shares of Nuvelo stock were liquidated for $3.8 million.

Foreign Tax Benefit. During the nine months ended September 30, 2004, we reversed our foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $211.8 million at September 30, 2004. Our working capital at September 30, 2004, was $180.1 million. We have financed our operations since inception through the proceeds from the sale of our equity securities, revenue from collaboration arrangements, interest income earned, equipment lease line financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas, we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $171.2 million from our follow-on public offerings of common stock since January 1, 2003, of which $140.5 million resulted from our January 2004 follow-on offering. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the nine months ended September 30, 2004 and 2003 was $47.1 million and $29.4 million, respectively. Expenditures in both periods were a result of research and development expenses, general and administrative expenses in support of our operations, and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased research and clinical trial activity and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

On September 2, 2004, we entered into a lease agreement with Selig Real Estate Holdings Fourteen to lease additional office space in Seattle, Washington. The lease provides us with approximately 24,000 square feet of office space. The lease commenced on October 1, 2004 and the lease term is five years.

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to scale up the production of the antigen used in Provenge to commercial manufacturing levels. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process at a cost to us of $18.0 million, $3.5 million of which was paid by issuing 428,396 shares of our common stock to Diosynth. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $6.3 million. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance.

The incremental cost of contractual commitments related to the additional leased office space in Seattle, Washington and the amended Diosynth agreement is:

Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years
Operating Lease	2,736	523	1,071	1,142
Other Contractual Commitments	18,000	16,034	1,966	—

Total Contractual Commitments	$20,736	$16,557	$3,037	$1,142

Since our inception, investing activities, other than purchases and maturities of investments, have consisted primarily of purchases of property and equipment. At September 30, 2004, our investment in equipment and leasehold improvements was $12.5 million. We have an agreement with Transamerica, a financing company recently acquired by GE Life Sciences and Technology Financings, or GE, under which we have financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The lease terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year. Transamerica has a security of interest in all of our assets except our patent portfolio. In January 2003, we entered into a $4.0 million lease line with GE. We have financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. This GE agreement expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE. In October 2004, we increased the amount of this lease line with GE by an additional $5.5 million. As of September 30, 2004, we have financed $2.2 million of leasehold improvements, laboratory, computer and office equipment under this GE lease line. The lease terms are 48 months and bear interest at rates ranging from 8.2% to 9.4% per year. This GE agreement will expire on December 31, 2004. We had a tenant improvement allowance of $3.5 million from the lessor of our Seattle, Washington facility. As of September 30, 2004, we had used all of the tenant improvement allowance. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease. We have a tenant improvement allowance of $297,000 from Selig Real Estate Holdings for the additional office space we recently leased in Seattle, Washington. As of September 30, 2004, we had not used any of the tenant improvement allowance.

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

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30.75 million or $30.715 million net of offering costs. As of September 30, 2004, $44.25 million of common stock can be sold under this Registration Statement. On October 29, 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, as amended, under which Diosynth purchased 428,396 shares of our common stock registered under this Registration Statement, valued at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. The total purchase price was $3.5 million. As of October 29, 2004, therefore, $40.75 million of common stock can be sold under this Registration Statement.

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

As of September 30, 2004, we had an accumulated deficit of $194.7 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs, clinical trials, contract manufacturing, general and administrative expenses in support of operations and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for two years or more, and we may never do so. We expect to incur additional operating losses over the next several years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may continue to cause, our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully complete our current Phase 3 pivotal clinical trial for Provenge, the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, a therapeutic vaccine for the treatment of prostate cancer. Provenge is currently being tested in a pivotal Phase 3 clinical trial, D9902B. Our first Phase 3 clinical trial for Provenge, D9901, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients who benefited by treatment with Provenge. Although we entered into an agreement under a Special Protocol Assessment with the FDA for D9902B and received Fast Track designation for Provenge from the FDA, our obtaining FDA approval of Provenge depends on, among other things, our successfully completing D9902B with results that meet FDA requirements for approval and in accordance with the agreed upon protocol. We might fail to complete or experience material delays in completing this pivotal trial. In addition, the results from this pivotal Phase 3 trial and our other clinical trials of Provenge might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting manufacturing or other requirements for approval of Provenge by the FDA. Although we are in discussions with the FDA about the final three-year survival analysis from D9901, those discussions may not improve our prospects for obtaining FDA approval for Provenge or change current projections for when we may obtain such approval. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

If we fail to enter into collaboration agreements for our product candidates, if they are needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including cell processing centers, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that will provide some or all of such physical resources and systems as well as financial resources and expertise.

We are currently in discussions for a possible collaboration with respect to Provenge with potential collaborators who may provide us with financial and physical resources, systems and expertise for the commercialization of Provenge. Such collaborations are complex and our discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for such a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the results of our first Phase 3 clinical trial of Provenge and the potential results of our current pivotal Phase 3 clinical trial of Provenge, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources, and systems and expertise ourselves.

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

The occurrence of any of these events could adversely affect the commercialization of Provenge and harm our business and stock price by delaying the date on which sales of the product may begin if it is approved by the FDA, by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market. In addition, a collaborator for Provenge may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts.

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

It is expensive to develop and commercialize cancer vaccines, monoclonal antibodies, small molecules and other new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Once commercialized, a product, including Provenge, may not achieve revenues that exceed the costs of producing and selling it. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure, the costs of sales, and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	conduct clinical trials;

•	continue the research and development of our product candidates; and

•	commercialize our product candidates.

We believe that our cash on hand, including our cash equivalents and short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 24 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the costs of developing the physical resources and systems to support FDA approval of Provenge;

•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;

•	our timetable for and costs of scaling up manufacturing of Provenge and its components;

•	our timetable and costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	our degree of success in our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of payments we receive from collaborators;

•	the emergence of competing technologies and other adverse market developments; and

•	whether an acceptable collaboration for Provenge is completed or changes in or terminations of our existing collaboration and licensing arrangements.

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

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials, scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans may cause significant delays in the completion of our clinical trials, including D9902B, our pivotal Phase 3 study of Provenge. In addition, it may take longer than we project to achieve study endpoints, and complete data analysis for a trial. We may not complete our pivotal clinical trial of Provenge when or as projected or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

We rely on academic institutions, physician practices and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol or applicable regulations. We also rely on clinical research organizations to perform much of our data management and analysis. They may not provide these services as required or in a timely manner.

If we fail to complete our pivotal Phase 3 trial of Provenge, or if we experience material delays in completing that trial as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials of Provenge or other potential products or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other potential products, including the following:

•	safety and efficacy results from human clinical trials, such as our Provenge trials, may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, APC8024, trp-p8 and our monoclonal antibody programs;

•	we, our collaborators or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us, our collaborators or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the potential product for any or all target indications.

D9901, our first Phase 3 clinical trial of Provenge, did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Although the analysis identified a group of patients who were benefited by treatment with Provenge, we may not obtain favorable results from the clinical study of more patients in this group in our pivotal Phase 3 trial, D9902B, or those results may cause the FDA to require additional studies. Data from our clinical trials may not be sufficient to support approval by the FDA of Provenge or our other potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

Commercialization of our product candidates in the United States requires FDA approval, which may not be granted, and foreign commercialization requires similar approvals.

The FDA can delay, limit or withhold approval of a product candidate for many reasons, including the following:

•	a product candidate may not demonstrate sufficient safety or efficacy;

•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require data that is different from what we obtained in our clinical trials;

•	the FDA may require additional information about the efficacy, safety, purity, stability, identity or functionality of a product candidate;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our contractors or collaborators; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval. Any problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other investigational cancer vaccines are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other vaccine products under development.

To date, the FDA has not approved for commercial sale in the United States any cancer vaccine designed to stimulate the body’s immune system cells to kill cancer cells directly. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for marketing and commercial sale, which may impede our ability to obtain FDA approvals. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and reduce our stock price.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including contract manufacturers of components of Provenge, third parties who provide us with cell processing for the preparation of Provenge or other therapeutic vaccines, and clinical trial investigators are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practices, or cGMP and/or the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit our clinical trials or audit or inspect a manufacturing or cell processing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing or cell processing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we make changes in our manufacturing processes for a product candidate, including the substitution of components of Provenge or the expansion of production capabilities to commercial scale, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the product candidate to differ significantly from that previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the form of the product candidate produced using the prior method or at the prior scale. Depending upon the type and degree of differences between the newer and older product candidate, we may be required to conduct additional studies or clinical trials to demonstrate that the newly produced component or product candidate is sufficiently similar to the previously produced material. We are scaling up the antigen and other components used in the preparation of Provenge to commercial manufacturing levels as well as planning cell processing facilities capable of meeting anticipated commercial demand. In addition, we may make manufacturing changes to the components or to the cell processing procedures. These changes could result in delays in the development or regulatory approval of Provenge or in reduction or interruption of commercial sales, if Provenge is approved, any of which could materially harm our business.

If we or our contract manufacturer are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be subject to criminal prosecution, fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

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

Even if Provenge or any of our other potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products then in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payors.

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

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete development of Provenge, develop the necessary commercial infrastructure, and pursue development of our other product candidates. We will need to add manufacturing capability, information technology systems, a distribution network, and personnel related to these functions. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

•	recruit, train, manage and motivate our employees;

•	accurately forecast demand for our product candidates; and

•	expand existing facilities, develop cell processing facilities, information technology systems and a distribution network, and other operational and financial systems.

We have no experience in commercial-scale cell processing for Provenge, the installation and management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of Provenge or our other potential products. As we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or retain a third party to provide sales, marketing or distribution resources.

If we fail to manage our growth effectively, recruit required personnel or expand our operations within our planned time and budget, our product development and commercialization efforts for Provenge or our other product candidates could be curtailed or delayed which could harm our business.

We have no commercial or other large-scale manufacturing experience and may rely on third party manufacturers, which will limit our ability to control the availability of, and manufacturing costs for, our product candidates.

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We rely on third parties for certain aspects of the commercial and clinic trial manufacture of Provenge, and its components and our other product candidates. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or undertaking cell processing. If we cannot contract for large-scale manufacturing capabilities that we require on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business.

It may be difficult or impossible to economically manufacture Provenge or our other product candidates on a commercial scale. Manufacturing and other costs for any or all of our product candidates may reduce or limit their profitability and impair or prevent us from successfully commercializing them.

We have contracted with Diosynth RTP, Inc. to assist us in the scale-up to commercial level production of the antigen used in the preparation of Provenge. We currently do not have a long term contract for the commercial manufacture of the antigen used in the preparation of Provenge. While we plan to negotiate such a contract with a third party manufacturer, there is no assurance that we will be able to do so on acceptable terms or at all. Failure to successfully negotiate such an agreement could delay or impede the commercialization of Provenge.

We operate a cell processing facility for the preparation of Provenge for our clinical trials. We also contract with third parties to provide these services. These facilities may not be sufficient to meet our needs for our Provenge and other clinical trials. To manufacture Provenge in commercial quantities ourselves, we will need to invest substantial additional funds. We will also be required to hire and train a significant number of employees and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop cell processing facilities that both meet regulatory requirements and are sufficient for commercial use.

We also will rely upon contract manufacturers for components of Provenge for commercial sale, if Provenge is approved for sale. We have contracts with contract manufacturers for commercial level production for some, but not all of these components. While we plan to negotiate contracts for commercial level production with contract manufacturers for all components we do not produce ourselves, there is no assurance that we will be able to do so on acceptable terms or at all. Failure to negotiate such contracts could delay or prevent the successful commercialization of Provenge.

In addition, problems with any of our or our contract manufacturers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of antigen, components or finished Provenge. This could delay or reduce commercial sales and harm our business. Any prolonged interruption in the operations of our or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in available inventory. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because our manufacturing processes and those of our contractors are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our or our contract manufacturers’ manufacturing and supply of components or finished product could delay completion of our clinical trials, increase our costs, damage our reputation and, for Provenge, if it is approved for sale, cause us to lose revenue or market share.

We may also experience insufficient available capacity to manufacture or have manufactured for us components or finished product for others of our product candidates which could cause shortfalls of available inventory and an inability to supply our clinical trials for either a short period of time or an extended period of time.

We are dependent on single source vendors for some of our components.

We currently depend on single-source vendors for some of the components necessary for our vaccine candidates, including Provenge. There are, in general, relatively few alternative sources of supply for these components. While these vendors have produced our vaccine components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement vendors who meet regulatory requirements. If we have to switch to a replacement vendor, the manufacture and delivery of Provenge or others of our therapeutic vaccine candidates could be interrupted for an extended period, adversely affecting our business.

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

We are also subject to the risk of claims, whether meritorious or not, that our therapeutic vaccines or other potential products or processes use proprietary technology of others for which we do not have a valid license. There are patents owned by third parties, and such a third party could assert a claim that our therapeutic vaccines infringe a patent owned by that party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. However, we may not be able to establish non-infringement, and we may not be able to establish invalidity through clear and convincing evidence sufficient to overcome the presumption that issued patents are valid. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

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

We may collaborate with a pharmaceutical or biotechnology company in the commercialization, marketing and distribution of Provenge in the United States, and may collaborate with other companies in the development and commercialization of our other potential products. In some cases, we may develop a product candidate in collaboration with other companies in order to share the development risk, to gain access to complementary technologies or facilities or for other reasons. The existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, could impede our ability to enter into collaborative relationships on an advantageous basis or at all.

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

We expect that many of the patients who seek treatment with Provenge or any other products that are approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly approved products, especially novel products such as ours, is not certain, and those regulations and interpretive rulings are subject to change. The Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003, provides for a reduction in the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approve for sale, or others of our product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before Provenge or any of our potential products are approved for marketing. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes Provenge and our other products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider Provenge or any or all of our products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact the Medicare Act or other future regulation or third party payor initiatives, if any, relating to reimbursement for Provenge or any of our other potential products will have on sales of Provenge or those other product candidates, if any of them are approved for sale.

We may not realize all of the anticipated benefits of the acquisition of Corvas.

The success of our acquisition of Corvas will depend, in part, on our ability to realize the anticipated synergies, cost savings and other opportunities from integrating the business of Corvas with our business.

These opportunities include advancing product candidates through clinical trials, developing new product candidates from preclinical cancer programs and achieving cost savings to reduce our cash use. In December 2003, we announced the closure of the San Diego operations acquired through the acquisition of Corvas. The closure is intended to allow us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage the ongoing programs located in San Diego, we re-located essential activities to our headquarters in Seattle. This decision resulted in a reduction in workforce at the San Diego facility and certain non-recurring expenses in the fourth quarter of 2003 of $989,000 and in the nine months ended September 30, 2004 of $3.0 million.

Difficulties we may face in completing the combination of the Corvas operations with ours include retaining and/or recruiting employees with the scientific expertise necessary to continue Corvas’ preclinical programs, preserving collaborations and other important relationships, allocating resources to optimize the development of programs with the greatest potential value, and achieving anticipated operating efficiencies and cost savings, retaining and/or recruiting employees with the scientific expertise necessary to continue preclinical programs that were being pursued at the San Diego facility, preserving licensing, research and development, supply, collaboration and other important relationships and allocating the resources of the combined operation to optimize the development of programs with the greatest potential value.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.23 respectively in this year through October 31, 2004. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,312,978 shares this year through October 31, 2004. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors adopted a Change of Control Executive Severance Plan providing severance benefits for participants in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control by us. This plan could affect the terms of a third party acquisition.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of September 30, 2004, these registration rights covered approximately 8,915,218 shares of our common stock which were then outstanding and an additional 31,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,263 shares pursuant to which Artisan Equity, Ltd. may freely resell these shares into the public market at any time or from time to time.

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

We may sell up to $40.75 million of our common stock under our outstanding shelf registration statement. Future sales under our shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to investors under our registration statements or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we had short- and long-term investments of $176.7 million. The primary objective of our investment activities is to preserve principal and maintain liquidity, while maximizing the income we receive without significantly increasing risk. To minimize risk, our investment portfolio consists of a variety of interest-bearing instruments, including commercial paper, money market securities and corporate bonds/notes. Due to the relatively short maturities of our investments, we do not expect interest rate fluctuations to materially affect the aggregate value of our investment portfolio. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (4)

10.1+	Second Amendment to Bioprocessing Services Agreement, dated October 29, 2004 between Dendreon Corporation and Diosynth RTP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.
+	Confidential treatment requested for certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of November, 2004

DENDREON CORPORATION

By:	/s/ Martin A. Simonetti
Martin A. Simonetti Senior Vice President, Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (4)

10.1+	Second Amendment to Bioprocessing Services Agreement, dated October 29, 2004 between Dendreon Corporation and Diosynth RTP, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(2)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.
(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.
+	Confidential treatment requested for certain portions of this Exhibit.