Form 10-K
period 2004-12-31
DENDREON CORP
filed 2005-03-16
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

Commission File No. 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON 98121

(206) 256-4545

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

PREFERRED STOCK PURCHASE RIGHTS

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2004, as reported on the National Association of Securities Dealers Automated Market, was $575,143,527.

As of March 4, 2005, the registrant had outstanding 59,193,630 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement, which will be filed on or before May 2, 2005 with the Securities and Exchange Commission in connection with the registrant’s annual meeting of stockholders is incorporated by reference into Part III of this Report.

DENDREON CORPORATION

FORM 10-K

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

TRADEMARKS AND TRADENAMES

We own or have rights to various copyrights, trademarks and trade names used in our business, including the following: Dendreon®, the Dendreon logo, DACS®, Mylovenge™, Myezenium™, Neuvenge™, Neuzenium™, Provenge®, Prozenium™, Simplesep Enrichment System®. All other trademarks appearing or incorporated by reference into this report are the property of their respective owners.

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

We make available, free of charge, through our investor relations web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership of securities, and amendments to those reports and statements as soon as reasonably practicable after they are filed with the SEC. The address for our web site is http://www.dendreon.com and the address for the investor relations page of our web site is http://investor.dendreon.com/edgar.cfm. The information contained on our web site is not a part of this report.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Dendreon Corporation, a Delaware corporation originally formed in 1992 as Activated Cell Therapy Inc., is a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our mission is to target cancer and transform lives through the development of innovative cancer treatments. We strive to develop drugs that improve the treatment of cancer. Our goal is to build a profitable company by generating income from products we develop and commercialize, either alone or together with one or more potential strategic partners. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules.

Our most advanced product candidate is Provenge, an active immunotherapy for prostate cancer. Provenge has been and is currently being tested in several Phase 3 clinical trials. Our first Phase 3 clinical trial for Provenge, D9901, was a double-blind placebo controlled clinical trial in men with metastatic androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. Patients were given the option to receive salvage therapy on a separate open label study. Both protocols required patients to be followed for survival for three years after enrollment.

Trial D9901 approached, but did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients, those with tumors that had been classified as Gleason score 7 or less, who appeared to benefit most significantly by treatment with Provenge compared to patients who received placebo. In these men, Provenge appeared to delay disease progression. Our second Phase 3 trial, D9902, was still underway when the D9901 results on progression were obtained and the survival follow up was still ongoing. Based on discussions with the Food and Drug Administration (FDA), we amended D9902 to contain two parts: D9902 Part A (D9902A) includes those patients enrolled regardless of Gleason score, and Part B (D9902B) restricts enrollment to those patients most like the group of patients that appeared to benefit in D9901, those with Gleason scores of 7 or less. Trial D9902B has received a positive Special Protocol Assessment from the FDA.

More recently, we completed the planned three year follow-up for survival on the D9901 patients and disclosed that a significant survival advantage was seen in those patients who had been assigned to the Provenge arm compared to those who had been assigned to receive placebo. This survival benefit is greater than that observed with any type of treatment in any published Phase 3 study in late-stage prostate cancer. In addition, at the 36-month final follow up, the percentage of patients alive in the Provenge-treated group is substantially greater than the percentage of patients who received placebo.

Final results from trial D9902A also did not achieve statistical significance for delaying the time to disease progression. A preliminary analysis of overall survival in the D9902A clinical trial indicated that both the survival rates and the median survival benefit compared to placebo show trends that are similar to the results observed in the final three-year survival analysis of the D9901 study. We plan to complete the final pre-specified, three year survival analysis of the D9902A study in the second half of 2005.

Provenge has Fast Track designation from the FDA for the treatment of men with Gleason score 7 or less with asymptomatic, metastatic androgen-independent prostate cancer. We are currently conducting a pivotal Phase 3 clinical trial of Provenge, D9902B, in this indication. We are also completing a double-blind placebo controlled trial (P-11) in androgen-dependent prostate cancer. We own commercialization rights for Provenge worldwide.

If the final pre-specified three year survival analysis of D9902A is supportive to the data from D9901, we would anticipate submitting a biologics license application in 2006. Based on the results from D9901 and D9902A, we may amend the current D9902B protocol to enroll men regardless of their Gleason score. If D9902B is amended and is required for regulatory approval and is successful in meeting its specified endpoints, we would submit a biologics license application after 2006.

In addition, we are completing Phase 1 clinical trials of Neuvenge, our second-most advanced product candidate. Neuvenge is an active immunotherapy being developed for the treatment of HER2/neu over-expressing solid tumors. Our preclinical programs include other active immunotherapy targets as well as monoclonal antibodies and small molecule drug candidates that target the trp-p8 pathway and serine proteases for the treatment of cancer.

Corvas Acquisition

In July 2003, we acquired Corvas International, Inc. for approximately $69.6 million through the issuance of approximately 12.4 million shares of our common stock. This acquisition expanded our product pipeline and strengthened our balance sheet. To efficiently manage the ongoing programs located in Corvas’s San Diego operations, we relocated essential San Diego activities to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

CANCER IMMUNOTHERAPIES

Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and, ultimately, death.

To be effective, cancer therapies must eliminate or control the growth of the cancer both at its site of origin and at sites of metastases. Current therapies, such as surgery, radiation, chemotherapy and hormone treatments may not have the desired therapeutic effect and may result in severe side effects. Treatments known as active immunotherapies stimulate the immune system, the body’s natural mechanism for fighting disease, and may overcome many of the limitations of current cancer therapies.

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

An immune response is started by a specialized class of immune system cells called antigen-presenting cells (APC). Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells called lymphocytes. One category of lymphocytes, T-lymphocytes or T-cells, combat disease by killing antigen-bearing cells directly. In this way, T-cells may eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. Our active immunotherapies are designed to stimulate a T-cell response to cancer cells.

A second category of lymphocytes, B-lymphocytes or B-cells, produce specific antibodies when activated. The antibodies are secreted by B-cells and are extremely specific. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell’s activity or causing cell death. Our monoclonal antibody product candidates are manufactured antibodies that share characteristics of naturally occurring antibodies. They may be created to recognize a specific antigen present on tumor cells, but not on healthy cells, and to bind to that antigen and cause the death of the tumor cell. Because each monoclonal antibody targets only cells expressing a specific antigen, healthy cells may be unaffected, and many of the harsh side effects of conventional cancer therapies avoided. Monoclonal antibodies may be used alone or coupled with drugs or radioisotopes in combination therapies that attack cancer cells in several ways.

ACTIVE IMMUNOTHERAPY APPROACH

We combine our experience in antigen identification, antigen engineering and antigen-presenting cell processing to produce active immunotherapy products, also known as therapeutic cancer vaccines, which are designed to stimulate a robust T-cell immune response. Our approach to active immunotherapies is to:

•	identify antigens on cancer cells that are suitable targets for cancer therapy;

•	create proprietary, genetically engineered Antigen Delivery Cassettes that will be optimally processed by antigen-presenting cells;

•	isolate and activate antigen-presenting cells using proprietary methods; and

•	combine antigen-presenting cells and engineered antigens in vitro and then infuse the antigen-loaded APC into patients to trigger a cell-mediated immune response to destroy tumors.

Antigen Identification

Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. We also consider antigens from external sources that meet these criteria. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase, or PAP. PAP is found in approximately 95% of all prostate cancers. The antigen target for Neuvenge, our active immunotherapy for breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen, carbonic anhydrase IX, NY-ESO, and telomerase. We discovered the tumor antigen trp-p8.

Antigen Engineering

We engineer antigens to produce proprietary active immunotherapies. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our Antigen Delivery Cassette.

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

Active Immunotherapy Production

Our manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. To obtain antigen-presenting cells, we first remove white blood cells from a patient’s blood through a standard blood collection process called leukapheresis. Antigen-presenting cells are then separated from other white blood cells using our proprietary cell separation technology.

The antigen-presenting cells are then incubated with the required concentration of Antigen Delivery Cassette under controlled conditions. After approximately 40 hours, the antigen-presenting cells are ready to be used. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from white blood cell collection to the administration of the active immunotherapy product candidate.

We believe that our proprietary technology is applicable to many antigens of interest and therefore may be developed to target a variety of solid tumor and blood-borne malignancies.

Active Immunotherapy Delivery

A dose is delivered as an intravenous infusion lasting about 30-60 minutes given as an outpatient procedure. Our clinical trials of Provenge indicate that maximum stimulation requires three infusions given at two-week intervals. Patients in our Provenge trials typically complete a course of therapy in one month.

ACTIVE IMMUNOTHERAPIES

Provenge (APC8015)

Provenge is our active immunotherapy being developed for the treatment of prostate cancer. Prostate cancer is the most common solid tumor malignancy in men in the United States, with over one million men currently diagnosed with the disease. The American Cancer Society estimates that approximately 232,000 new cases of prostate cancer will be diagnosed in the U.S. and approximately 30,000 men will die of the disease in 2005.

We have conducted and are currently conducting a number of, randomized, double-blind, placebo-controlled Phase 3 trials of Provenge. Trials D9901, D9902A and D9902B were designed to test Provenge in men with advanced stage prostate cancer, men who have asymptomatic, metastatic, androgen-independent prostate cancer. Trial P-11 was designed to test Provenge in men with earlier stage disease, men who have androgen-dependent prostate cancer.

Androgen-independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones. In contrast, androgen-dependent prostate cancer is an earlier stage of the disease in which the tumor growth is still regulated by androgens. The Gleason score is the most commonly used prostate cancer scoring system. It is performed at the time of diagnosis and is considered an important prognostic indicator for prostate cancer. The Gleason score is a measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10.

Provenge Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial—D9901

In June 2001, we completed a 127-patient double-blind, placebo-controlled Phase 3 clinical trial, D9901, of Provenge in men with metastatic asymptomatic androgen-independent prostate cancer. Comparison of the Provenge-treated group to the placebo-treated group in the overall population showed a 43% benefit in delaying time to disease progression, the primary endpoint of the trial. The results of the D9901 trial approached but did not achieve statistical significance at p-value = 0.061. A p-value of less than 0.05 indicates statistical significance in this study. The study did not meet its secondary endpoint of delay in the onset of disease-related pain. Men with Gleason scores of 7 and less receiving Provenge demonstrated a statistically significant benefit in delaying time to disease progression, p-value = 0.001. For these men, the probability of remaining progression-free while on the study was over two times higher than for men treated with placebo. In addition, six months after randomization, these men had a greater than eight-fold advantage in progression-free survival compared to men who received placebo (35.9% of Provenge men versus 4% of placebo patients). Provenge treatment was generally well tolerated, with most side effects resolving within 24 to 48 hours.

In June 2003, at the American Society of Clinical Oncology meeting, D9901 trial data was presented confirming that Provenge induced a statistically significant T-cell based immune response in patients compared with placebo (p-value = 0.0070).

On February 17, 2005, we announced that the data from the final three-year follow-up of D9901 showed a statistically significant survival benefit in patients treated with Provenge. Survival was pre-specified for analysis at 36-month post immunization. The final 36-month survival analysis showed a statistically significant survival benefit in the overall intent-to-treat population, defined as all patients randomized in the study, regardless of Gleason score. The survival benefit is greater than that observed with any type of treatment in any published Phase 3 study in late-stage prostate cancer. The final survival data also showed patients receiving Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients receiving placebo have a relative risk of dying that is 70% higher than those patients receiving Provenge. In addition, 34 percent of patients receiving Provenge were alive at 36 months compared to 11 percent of patients receiving placebo (p-value = 0.0046). The survival benefit seen with Provenge was independent of a patient’s Gleason score. The study’s principal investigator presented the complete survival data from this trial at the American Society of Clinical Oncology Prostate Cancer Symposium on February 19, 2005, and plans to submit it for publication in a peer reviewed medical journal.

Clinical Trial—D9902

In August 2002, a companion study to D9901, D9902, was stopped after 98 of 120 patients were enrolled when the analysis of the completed D9901 trial showed that no statistically significant benefit in time to disease progression had been observed in the overall group, but that a benefit was seen in the subgroup of patients with Gleason scores of seven and less. We amended the D9902 protocol to become what is the ongoing D9902B pivotal Phase 3 study. The portion of D9902 under which the 98 patients were enrolled before the amendment was designated trial 9902A. In June 2003, we received an agreement under a Special Protocol Assessment, or SPA, from the FDA for D9902B. We have also received Fast Track designation from the FDA for Provenge for metastatic asymptomatic, androgen-independent prostate cancer, with Gleason scores of 7 and less. The SPA contains a binding agreement with the FDA that the design and planned analysis of D9902B could form a basis for a Biologics License Application, if the trial is successful in meeting its pre-determined objectives. Fast Track designation allows for a rolling submission of a potential Biologics License Application with the FDA, and ordinarily provides for a priority review. Priority review is defined by the FDA as a six-month review cycle.

In January 2005, we announced the final analysis of the primary endpoint of time to disease progression in D9902A. The trial did not show a statistically significant delay in time to disease progression in the overall group or in the Gleason score subgroups. An interim analysis of overall survival in the intent-to-treat patient population, the secondary endpoint of the D9902A study, indicated that both the survival rates and the median survival benefit compared to placebo show trends that are similar to the results observed in the final three-year survival analysis of the D9901 study. As in previous studies, Provenge was generally well tolerated. The final pre-specified, three-year survival analysis of the D9902A study will be conducted in the second half of 2005.

If the final pre-specified three year survival analysis of D9902A is supportive to the data from D9901, we would anticipate submitting a biologics license application in 2006. Based on the results from D9901 and D9902A, we may amend the current D9902B protocol to enroll men regardless of their Gleason score. If D9902B is amended and is required for regulatory approval and is successful in meeting its specified endpoints, we would submit a biologics license application after 2006.

Patients randomized in the placebo arm in both D9901 and D9902 have the option to receive therapy in an open label salvage study after their disease progresses.

Other Provenge Clinical Trials in Early Stage Prostate Cancer

Clinical Trial—P-11

We are currently conducting a double-blind, placebo-controlled Phase 3 clinical trial called PROTECT (PROvenge Trial of Early Prostate Cancer Treatment), or P-11, to evaluate the safety and potential effectiveness of Provenge in treating men with early stage, androgen-dependent prostate cancer. Men whose prostate cancer is responsive to hormone treatment are considered androgen-dependent. We expect to receive the initial analysis of this study in 2006. The prevalence of androgen-dependent prostate cancer in the U.S. and Europe is approximately 600,000, which is approximately four times greater than the prevalence of androgen-independent prostate cancer.

Clinical Trial—P-16

An open label clinical trial, P-16, was recently completed testing Provenge together with Bevacizumab (Avastin) to treat patients with androgen-dependent prostate cancer. The trial was conducted at the University of California San Francisco and was sponsored by the National Cancer Institute. In February 2005 at the 2005 Multidisciplinary Prostate Cancer Symposium, we announced that the combination of Provenge and Bevacizumab increased PSA doubling time (PSADT) in patients with prostate cancer that had relapsed after prior surgical and radiation therapy. The median pre-treatment PSADT for the 21 evaluable patients was 6.7 months and the median on-treatment PSADT was 12.7 months, an approximate 90 percent increase in PSADT (p = 0.004).

Clinical Trial—D9905

We are also conducting an open label Phase 2 clinical trial, D9905, evaluating men with biochemical recurrence after prostatectomy. We anticipate presenting the results of this study in the second quarter of 2005.

Neuvenge (APC8024)

Our second most advanced product candidate, Neuvenge, is an active immunotherapy for the treatment of breast, ovarian and other solid tumors directed against the antigen, HER2/neu. The immunotherapy is manufactured in a similar fashion to Provenge, and uses a recombinant version of the HER2 antigen.

Over the last several years, we have conducted Phase 1 clinical trials for Neuvenge. In December 2004, we announced results from two Phase I studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. The data indicates that Neuvenge stimulates a robust immune response and is well-tolerated. We are presently designing Phase 2 trials of Neuvenge in women with metastatic breast cancer.

OTHER IMMUNOTHERAPY TARGETS

Trp-p8

Trp-p8, the protein encoded by the trp-p8 gene, is an ion channel. It was identified through our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. Trp-p8 displays numerous characteristics that make it an attractive target for immunotherapy, as well as for small molecule drug therapy. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. It is present in 100% of prostate cancers and approximately 71% of breast cancers, 93% of colon cancers and 90% of lung cancers.

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

Carbonic Anhydrase IX Antigen (MN)

Carbonic anhydrase IX antigen is present on approximately 75% of cervical and colon cancers and 95% of renal cancers. We licensed the antigen from Bayer Corporation, Business Group Diagnostics.

Telomerase

The human telomerase antigen, or hTERT, is present on approximately 80% of tumor samples. We licensed the hTERT antigen from Geron Corporation.

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

Trp-p8 Monoclonal Antibody

In collaboration with Genentech, Inc., we are working to develop a monoclonal antibody to trp-p8, a protein encoded by a gene discovered in our internal discovery program, which is a potential treatment for soft tissue malignancies such as prostate, breast and colon cancer.

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

Our collaboration agreement with Abgenix, Inc., which we obtained through our acquisition of Corvas International, Inc., or Corvas, in mid-2003, focuses on the discovery, development and commercialization of fully-human monoclonal antibodies against two membrane-bound serine proteases implicated in several solid tumors including breast and prostate cancer. Under the terms of the collaboration, Abgenix agreed to use its human antibody technologies to generate and select antibodies against the targets. We and Abgenix have the right to co-develop and commercialize antibody product candidates discovered during the collaboration. Our agreement with Abgenix provides for both companies to share equally in the product development costs and any profits from sales of product candidates successfully commercialized from any co-development efforts.

We also have a research and exclusive license agreement with Georgetown University, which we obtained through our acquisition of Corvas, related to Georgetown’s intellectual property for one of the targets. In the event that we develop and commercialize any products covered by Georgetown’s intellectual property, we would be required to make milestone payments and pay royalties.

We have a collaboration with Dyax Corp., which we obtained through our acquisition of Corvas International, Inc., to discover, develop and commercialize monoclonal antibody and other products against two other proteases, endotheliase 1 and endotheliase 2, that are over-expressed in certain cancers. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

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

Protease Activated Therapy (PACT) Prodrugs

Our PACT program, obtained through our acquisition of Corvas, focuses on exploiting the activity of proteases that are present on the surface of tumor cells. The goal of this pro-drug approach is to deliver a potent cytotoxic, or cell-killing, drug directly to the tumor cells, thereby sparing healthy tissue from the toxic treatment. PACT involves the design of synthetic molecules composed of a sequence of amino acids recognized by a targeted serine protease. This sequence of amino acids is chemically attached to a known cancer chemotherapeutic or cytotoxic drug such as doxorubicin, yielding a hybrid or conjugate molecule. This approach may reduce damage to normal, non-tumor cells because the sequence of attached amino acids will prevent the cytotoxic drug from entering the normal cells where it could cause lethal effects. In contrast, with the PACT approach, a solid tumor should be more susceptible to the cytotoxic drug because the serine proteases in the tumor cells should free the cytotoxic drug in the vicinity of the tumor cell. Once free, the cytotoxic drug can enter into the tumor cell and kill it. We believe that this strategy of using the conjugate molecules may result in fewer side effects compared to cytotoxic drugs alone.

PRODUCT CANDIDATES

The following table summarizes the target indications and status of our product candidates in development.

Product Candidate	Target Indication(s)	Status
Product Candidates in Clinical Trials

APC8015 (Provenge)

Androgen-independent prostate cancer (D9901)

Androgen-independent prostate cancer (D9902A)

Androgen-independent prostate cancer (D9902B)

Androgen-dependent prostate cancer (P-11)

Androgen-dependent prostate cancer (P-16)

Androgen-dependent prostate cancer (D9905)

Phase 3 complete Phase 3 ongoing Phase 3 ongoing Phase 3 ongoing Phase 2 complete Phase 2 complete
APC8024 (Neuvenge)	Breast cancer (2000-1) Breast cancer, ovarian cancer, colon cancer (2000-2)	Phase 1 complete Phase 1 complete
Product Candidates in Research and Development Vaccine Immunotherapy Targets
Trp-p8	Lung cancer, breast cancer Prostate cancer, colon cancer	Preclinical
NY-ESO	Bladder cancer, lung cancer Breast cancer, prostate cancer Ovarian/Uterine cancer, melanoma	Preclinical
CEA	Breast cancer, lung cancer Colon cancer	Preclinical
MN	Kidney cancer, colon cancer Cervical cancer	Preclinical
Telomerase	Multiple cancers	Preclinical

Monoclonal Antibodies

Trp-p8	Lung cancer, breast cancer Prostate cancer, colon cancer
DN1924	Non-Hodgkin’s lymphoma Hodgkin’s lymphoma B-cell leukemias	Preclinical
DN1921	Autoimmune diseases, including rheumatoid arthritis	Preclinical
Anti-Endotheliase (Dyax)	Multiple cancers	Preclinical
Anti-serine protease (Abgenix)	Multiple cancers	Preclinical

Small Molecule

Trp-p8	Lung cancer, breast cancer Prostate cancer, colon cancer	Preclinical

Status shown above is as of March 2005. Preclinical means that a potential product is undergoing study and evaluation, including study in cell and animal disease models in preparation for potential human clinical trials. We continue to undertake preclinical development work with respect to potential products that are in clinical trials.

Phase 1-3 clinical trials denote safety and efficacy tests in humans as follows:

Phase 1: Evaluation of safety and dosing.

Phase 2: Evaluation of safety and efficacy.

Phase 3: Definitive evaluation of safety and efficacy.

RESEARCH AND DEVELOPMENT EXPENSES

To support our on-going clinical trials and the development of new product candidates, we dedicate a substantial portion of our resources to research and development each year. Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002
Clinical programs:
Cancer	$27.2	$10.8	$8.2
Cardiovascular (from our acquisition of Corvas)	1.6	0.6	—
Indirect costs	25.8	16.7	16.2

Total clinical programs	54.6	28.1	24.4

Discovery research	9.8	10.8	8.2

Total research and development expense	$64.4	$38.9	$32.6

COLLABORATIONS

Genentech, Inc.

We have a collaborative agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We will be jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and co-promotion in the United States. Genentech will be responsible for the commercialization of trp-p8 products in the rest of the world except Asia and Oceania, where we retain all development and commercialization rights.

Abgenix, Inc.

Our collaboration agreement with Abgenix, Inc. focuses on the discovery, development and commercialization of fully-human monoclonal antibodies against the membrane-bound serine protease targets. Under the terms of the collaboration, Abgenix agreed to use its human antibody technologies to generate and select antibodies. We and Abgenix have the right to co-develop and commercialize antibody products discovered during the collaboration. Our agreement with Abgenix provides for both companies to share equally in the product development costs and any profits from sales of product candidates successfully commercialized from any co-development efforts.

Dyax, Corp.

We have a collaboration with Dyax, Corp. to discover, develop and commercialize monoclonal antibody and other products against endotheliase 1 and endotheliase 2, enzymes that are over-expressed in certain cancers. Under the terms of this agreement, both companies will jointly develop any inhibitory agents that may be identified and will share commercialization rights and profits, if any, from any marketed products.

OUR BUSINESS STRATEGY

Our goal is to become a profitable biotechnology company focused on discovering, developing and commercializing a variety of drugs and active immunotherapies to treat cancer. Key elements of our strategy are to:

Develop and Commercialize Provenge

We are seeking to develop and commercialize Provenge for the treatment of prostate cancer. Provenge is in late-stage clinical trials, and we are currently focused on obtaining regulatory approval in the U.S. to market Provenge for advanced prostate cancer.

Continue to Build a Portfolio of Medically Important Oncology Product Candidates

We are developing a pipeline of oncology product candidates in various stages of clinical and preclinical development in a variety of therapeutic areas using multiple technologies. We believe this strategy increases the likelihood of successful product commercialization.

Leverage Our Core Competencies

We believe that we have significant expertise in the development of novel immunotherapies, which we have used to establish a strong platform for the development of product candidates to treat a variety of cancers. We intend to leverage our core competencies to develop high-value products in oncology markets with large unmet medical needs. When strategically advantageous, we may seek licensing or collaborative arrangements for our product candidates.

Seek to License or Acquire Complementary Products and Technologies

We intend to supplement our internal drug discovery efforts through the acquisition of products and technologies that complement our general product development strategy. We continue to identify, evaluate and pursue the acquisition or licensing of strategically valuable organizations or product opportunities.

MANUFACTURING AND COMMERCIAL INFRASTRUCTURE

We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current good manufacturing practices, or cGMP. Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc., or Diosynth, in March 2001. We have since agreed to modify the original work plan with Diosynth to allow us to progressively designate work to be done in discrete blocks that are negotiated at a specified price. A separate cancellation fee applies in the event that we cancel any such block of work.

Certain blocks of work are already being performed pursuant to the modified agreement. The modification of the agreement allows us greater flexibility in scheduling the availability of Diosynth’s facilities and personnel. We presently intend to continue the work plan to produce the Antigen Delivery Cassette for Provenge at commercial scale to support a BLA filing and subsequent commercial launch.

Final manufacture of Provenge and Neuvenge for our clinical trials of those product candidates is conducted at a small manufacturing facility we operate in Seattle, Washington, and through third party contracts with the Mayo Clinic in Rochester, Minnesota, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey and Mountain View, California. For the manufacture of Provenge on a commercial scale, assuming Provenge is approved for sale, we plan to construct and own one or more manufacturing facilities in the United States. These facilities will be strategically located to access the largest possible population base. We intend to initiate the design and construction of at least one of these facilities in 2005.

The cell separation devices and related media that isolate the cells for our active immunotherapies from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We plan to use third party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

The manufacture of a dose of Provenge or our other active immunotherapies begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, processed and returned to a health care provider for infusion into the patient. We rely upon blood banks, hospitals and other health care providers to perform leukapheresis for our clinical trials. We have an agreement with Gambro Healthcare, Inc. to act as the primary provider of leukapheresis services nationwide through its network of kidney dialysis centers.

The patient cells derived from the leukapheresis process are transported to a manufacturing facility where final manufacturing of Provenge occurs before it is then transported to a health care provider for infusion into the patient. For our clinical trials, we use a variety of carriers to fulfill these transportation needs. If Provenge is approved for sale, we intend to consolidate a substantial portion of our transportation needs with one or more third party carriers or transportation systems managers. We are presently in discussions with multiple parties to fulfill our commercial transportation needs.

We intend to link our transportation network, manufacturing facilities, leukapheresis providers, patients and physicians through an information technology system that allows for timely, efficient and cost effective production of Provenge on a commercial basis, assuming Provenge is approved for sale. We are in the process of building the information technology infrastructure and designing the required systems for the commercial launch of Provenge. We may rely on one or more third party contractors to assist us in the development of these systems.

SUPPLIERS AND RAW MATERIALS

We currently depend on single-source vendors for some of the components necessary for our active immunotherapy candidates. For Provenge, we have contracted with Diosynth to assist us in the scale-up to commercial level production of the antigen used in its preparation. We currently do not have a long term contract for the commercial manufacture of the antigen with Diosynth.

INTELLECTUAL PROPERTY

We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license. We own or license issued patents or patent applications that are directed to the solutions and devices by which cells can be isolated and manipulated, our Antigen Delivery Cassette, antigen-presenting cell processing, immunostimulatory compositions, and our monoclonal antibody and small molecule product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

We also own or license issued patents or patent applications acquired in our acquisition of Corvas that are directed to potential pharmaceutical compounds such as rNIF and protease inhibitors and modulators, to methods of making the compounds and to methods for treating specific diseases using the compounds. For many of these issued patents or applications, foreign counterparts are filed in a number of countries.

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. We are also subject to the risk of claims, whether meritorious or not, that our active immunotherapies infringe a patent owned by a third party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. We may not be able to establish non-infringement, however, and we may not be able to establish invalidity of the other party’s patent. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known to or be independently developed by competitors.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our active immunotherapy product candidates. For example, we believe that companies, including Cell Genesys, Inc. and Therion Biologics Corporation, are developing cancer vaccines for the United States market that could potentially compete with Provenge, assuming Provenge is approved for sale. These competitors may succeed in developing and marketing cancer vaccines that are more effective than or marketed before Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies are also under development and could potentially compete with our products.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, our competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to advance Provenge and our other product candidates through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to meet demand for our products, if approved for sale;

•	our ability to secure reimbursement for Provenge or our other product candidates,

•	the price of such products relative to competing products;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator; and

•	our ability to meet all necessary regulatory requirements.

Competition among products approved for sale will be based upon, among other things, efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other public and private approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

GOVERNMENT REGULATIONS

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. In the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

EMPLOYEES

As of February 28, 2005, we had 215 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

ITEM 2.    PROPERTIES

We lease approximately 70,650 square feet of laboratory, manufacturing and office space in Seattle, Washington under a lease expiring in December 2008. We also lease approximately 5,256 square feet of office space in another Seattle, Washington location, under a lease expiring on December 31, 2008. In addition, we lease approximately 23,793 square feet of office space in another Seattle, Washington location, under a lease expiring on September 30, 2009. All three leases may be extended at our option for two consecutive five-year periods. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring June 2006. We sublease to a subtenant approximately 9,166 square feet of this leased space under a sublease agreement that expires in June 2006. We have engaged a real estate broker to sublease the balance of this space. This lease may be extended at our option for one five-year period. We leased approximately 42,300 square feet of laboratory and office space in San Diego, California under a lease expiring in September 2006. On November 22, 2004, we entered into an agreement with HUB Properties Trust, the lessor of our San Diego facility, to terminate our lease effective November 30, 2004 in exchange for a payment by us of approximately $1.5 million.

ITEM 3.    LEGAL PROCEEDINGS

On March 11, 2004, we settled a lawsuit filed against us by Dr. George P. Vlasuk, a former Corvas employee, and the California Superior Court dismissed the action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS

Our executive officers and their ages as of March 1, 2005 were as follows:

Name	Age	Position
Mitchell H. Gold, M.D.	37	President and Chief Executive Officer
Martin A. Simonetti	47	Senior Vice President, Finance, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	55	Chief Scientific Officer and Vice Chairman of the Board
Richard F. Hamm, Jr.	45	Senior Vice President, General Counsel and Secretary
Robert Hershberg, M.D., Ph.D.	41	Senior Vice President and Chief Medical Officer
Grant E. Pickering	37	Senior Vice President, Operations

Mitchell H. Gold, M.D., has served as our Chief Executive Officer since January 1, 2003, and as a director since May 2002. Dr. Gold also served as the Company’s Vice President of Business Development from June 2001 to May 2002, and as the Company’s Chief Business Officer from May 2002 through December 2002. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive Officer, and a co-founder of Elixis Corporation, a medical information systems company. From 1993 to 1998, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold received his B.S., from the University of Wisconsin-Madison and his M.D., from Rush Medical College.

Martin A. Simonetti, has served as our Chief Financial Officer and Treasurer since joining us in January 1999 and Senior Vice President, Finance since January 2001. From 1991 to 1998, Mr. Simonetti was employed at Amgen Inc., most recently serving as Vice President Operations and Finance of Amgen BioPharma and its Director of Colorado Operations. From 1984 to 1991, Mr. Simonetti worked at Genentech, Inc., first as a scientist in its Medicinal and Analytical Chemistry Department and later as a financial analyst and group controller. Mr. Simonetti serves on the board of directors of Icagen, Inc., based in Durham, North Carolina and IntegriGen, Inc., based in Novato, California. Mr. Simonetti is also a member of the Dean’s executive advisory board for the Albers School of Business and Economics at Seattle University. Mr. Simonetti received an M.S. in Nutrition from the University of California, Davis and an M.B.A. from the University of Santa Clara.

David L. Urdal, Ph.D., has served as our Chief Scientific Officer and Vice Chairman of the Company’s Board of Directors since joining Dendreon in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Richard F. Hamm, Jr., has served as our Senior Vice President, General Counsel and Secretary of Dendreon Corporation since November of 2004. Prior to that time, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc. a leading medical technology company. Prior to Medtronic, Mr. Hamm was the Vice President—Corporate Development and Planning at Carlson Companies, Inc. For more the five years prior thereto, he was Senior Vice President—Legal and Business Development and Vice President and General Counsel at Tropicana Products, Inc. Mr. Hamm is a director of EMCOR Group, Inc., and Axsys Technologies, Inc. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A from the Wharton School at the University of Pennsylvania.

Robert Hershberg, M.D., Ph.D., has served as our Senior Vice President and Chief Medical Officer since January 2004, and Vice President of Strategic Product Development since joining the Company in October 2003.

From October 2000 until October 2003, Dr. Hershberg was employed at Corixa Corporation, a biotechnology company, where he most recently served as Vice President of Medical Genetics. Prior to joining Corixa, from 1999 to 2000, Dr. Hershberg was an assistant professor in the Department of Medicine and associate physician at Brigham and Women’s Hospital, Harvard Medical School, Boston, Massachusetts. He is currently the Director of Human Genetics at the Infectious Disease Research Institute and an attending physician at the University of Washington School of Medicine, both in Seattle, Washington. He received an M.D. from the University of California, Los Angeles and a Ph.D. from The Salk Institute.

Grant E. Pickering, has served as our Senior Vice President, Operations since July 2003 and our Vice President, Operations since March 2002. Prior to that he served as our Vice President, Marketing since May 2001, and Director of Marketing since joining Dendreon in January 2000. From 1997 to the end of 1999, Mr. Pickering served as Director of Marketing and Business Development for Algos Pharmaceutical Corporation, a company developing a new class of pharmaceuticals for the treatment of cancer pain. Prior to that, Mr. Pickering served in various sales and marketing roles at Glaxo, Inc., now Glaxo Smith-Kline, and at Ortho Pharmaceutical Corporation, now Ortho-McNeil, a division of Johnson & Johnson. Mr. Pickering received a B.S. in Marketing from the Pennsylvania State University and an M.B.A. from Georgetown University.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol “DNDN”. The following table sets forth, for the periods indicated, the high and low reported sale prices of our common stock as reported on the Nasdaq National Market:

	High	Low
Year ended December 31, 2003
First quarter	$7.20	$4.01
Second quarter	9.56	4.53
Third quarter	10.50	5.36
Fourth quarter	9.76	6.84

Year ended December 31, 2004
First quarter	$15.88	$7.98
Second quarter	16.72	9.34
Third quarter	12.36	7.23
Fourth quarter	13.36	7.52

As of March 4, 2005, there were approximately 383 holders of record of our common stock. We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

Warrants

In 2002, we issued 60,000 warrants to purchase our common stock to certain employees of Shoreline Pacific, LLC in connection with a contract for financial advisory and consulting services. 30,000 warrants have an exercise price of $2.50 per share and 30,000 warrants have an exercise price equal to $6.25 per share. During 2003, Shoreline warrant holders completed cashless exercises of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline warrant holders completed cashless exercises of 500 warrants with an exercise price of $2.50 and 16,500 warrants at an exercise price of $6.25 resulting in a net issuance of 379 and 8,790 shares of common stock, respectively.

The remaining 14,000 warrants are exercisable at any time. The issuance of the warrants to Shoreline Pacific (and the issuance of common stock upon exercise thereof) was exempt from the registration provisions of the Securities Act under Section 4(2) thereof because of the nature of the transaction and the Shoreline warrant holders and the manner in which the offering was conducted.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this report. The financial data for the years ended December 31, 2004 and 2003 include the results of operations of Corvas, commencing from the effective date of the merger on July 30, 2003. The financial data for the years ended December 31, 2002, 2001 and 2000, include only the historical results of Dendreon.

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenue	$5,035	$27,041	$15,269	$13,824	$6,519

Operating expenses	85,427	54,606	41,188	41,219	24,703

Loss from operations	(80,392)	(27,565)	(25,919)	(27,395)	(18,184)
Interest and other income, net:
Interest income	4,135	1,271	1,803	4,795	2,828
Interest expense	(255)	(438)	(353)	(558)	(613)
Other income, net	(290)	—	—	—	—

Interest and other income, net	3,590	833	1,450	4,237	2,215

Loss before income taxes	(76,802)	(26,732)	(24,469)	(23,158)	(15,969)
Foreign income tax benefit (expense)	1,562	(1,761)	(200)	—	(100)

Net loss	(75,240)	(28,493)	(24,669)	(23,158)	(16,069)
Deemed dividend upon issuance of convertible preferred stock	—	—	—	—	(4,110)

Net loss attributable to common stockholders	$(75,240)	$(28,493)	$(24,669)	$(23,158)	$(20,179)

Basic and diluted net loss per common share	$(1.32)	$(0.82)	$(0.96)	$(0.94)	$(1.57)

Shares used in computation of basic and diluted net loss per common share	57,103	34,664	25,576	24,760	12,840

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$195,730	$113,191	$54,979	$80,600	$97,155
Working capital	170,735	92,464	37,104	59,685	74,560
Total assets	217,353	137,845	63,724	91,082	109,558
Long-term obligations, less current portion	2,429	1,893	1,081	2,013	1,469
Total stockholders’ equity	198,565	118,987	44,743	65,211	85,519

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio of product candidates includes active immunotherapies, monoclonal antibodies and small molecules to treat a wide range of cancers. The product candidates most advanced in development are active immunotherapies designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge, an active immunotherapy for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of December 31, 2004, our accumulated deficit was $219.2 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses, general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge.

We anticipate that we will not generate revenue from the sale of our commercial therapeutic products for the next two years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, and with revenue, including license fees and milestone payments, received from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity. Clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing, Phase 3 clinical trial of Provenge, D9902B, and advance other potential products in clinical development.

Our first Phase 3 clinical trial for Provenge, D9901, was a double-blind placebo controlled clinical trial in men with metastatic androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. Patients were given the option to receive salvage therapy on a separate open label study. Both protocols required patients to be followed for survival for three years after enrollment.

Trial D9901 approached, but did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients, those with tumors that had been classified as Gleason score 7 or less, who appeared to benefit most significantly by treatment with Provenge compared to patients who received placebo. In these men, Provenge appeared to delay disease progression. Our second Phase 3 trial, D9902, was still underway when the D9901 results on progression were obtained and the survival follow up was still ongoing. Based on discussions with the Food and Drug Administration (FDA), we amended D9902 to contain two parts: D9902 Part A (D9902A) includes those patients enrolled regardless of Gleason score, and Part B (D9902B) restricts enrollment to those patients most like the group of patients that appeared to benefit in D9901, those with Gleason scores of 7 or less. Trial D9902B has received a positive Special Protocol Assessment from the FDA.

More recently, we completed the planned three year follow-up for survival on the D9901 patients and disclosed that a significant survival advantage was seen in those patients who had been assigned to the Provenge arm compared to those who had been assigned to receive placebo. This survival benefit is greater than that observed with any type of treatment in any published Phase 3 study in late-stage prostate cancer. In addition, at the 36-month final follow up, the percentage of patients alive in the Provenge-treated group is substantially greater than the percentage of patients who received placebo.

Final results from trial D9902A also did not achieve statistical significance for delaying the time to disease progression. A preliminary analysis of overall survival in the D9902A clinical trial indicated that both the survival rates and the median survival benefit compared to placebo show trends that are similar to the results observed in the final three-year survival analysis of the D9901 study. We plan to complete the final pre-specified, three year survival analysis of the D9902A study in the second half of 2005.

Provenge has Fast Track designation from the FDA for the treatment of men with Gleason score 7 or less with asymptomatic, metastatic androgen-independent prostate cancer. We are currently conducting a pivotal Phase 3 clinical trial of Provenge, D9902B, in this indication. We are also completing a double-blind placebo controlled trial (P-11) in androgen-dependent prostate cancer. We own commercialization rights for Provenge worldwide.

If the final pre-specified three year survival analysis of D9902A is supportive to the data from D9901, we would anticipate submitting a biologics license application in 2006. Based on the results from D9901 and D9902A, we may amend the current D9902B protocol to enroll men regardless of their Gleason score. If D9902B is amended and is required for regulatory approval and is successful in meeting its specified endpoints, we would submit a biologics license application after 2006.

Neuvenge (APC8024)

Over the last several years, we conducted Phase 1 clinical trials for Neuvenge, our investigational immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. The data indicates that Neuvenge stimulates a robust immune response and is well-tolerated. We are presently designing Phase 2 trials of Neuvenge in women with metastatic breast cancer.

Preclinical Research and Development Programs

In addition to other active immunotherapies in preclinical research and development, we have monoclonal antibody and small molecule product candidates in preclinical research and development programs. These include product candidates being developed with our collaborators.

Our collaboration with Genentech, Inc. targets the development of product candidates directed against trp-p8, a cancer-specific ion channel. We are currently engaged in discovering, evaluating and developing monoclonal antibodies and small molecule therapeutics that modify trp-p8 function.

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

Corvas Acquisition

In July 2003, we acquired Corvas International, Inc. for approximately $69.6 million through the issuance of approximately 12.4 million shares of our common stock. This acquisition expanded our product pipeline and strengthened our balance sheet. To efficiently manage the ongoing programs located in Corvas’s San Diego operations, we relocated essential San Diego activities to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

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

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our Consolidated Statements of Operations. Losses are recognized when we have determined that an other-than-temporary decline in fair value has occurred. We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term.

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

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is an objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue is recognized as if the payment was an up-front fee.

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

Research and Development Expenses

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired IPR&D is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

Reclassification of Operating Expenses

We periodically review and refine the methodology used to allocate certain corporate overhead cost to operating expense categories. Certain prior year items have been reclassified to conform to the current year presentation, including certain corporate overhead costs aggregating approximately $1.4 million and $1.7 million previously reported as general and administrative expenses that have been reclassified to research and development expenses for the years ended December 31, 2003 and 2002, respectively. Items reclassified include certain costs related to human resources, facilities and information technology.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

In December 2004, the FASB issued FAS 153, “Exchange of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This amendment of APB 29 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Adoption of this standard had no material impact on our financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 01-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 5 in our Notes to Consolidated Financial Statements). We will evaluate the impact of EITF 03-1 once final guidance is issued.

RESULTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

Revenue. Revenue was $5.0 million in 2004, $27.0 million in 2003 and $15.3 million in 2002. The 2004 decrease was primarily due to the termination of our collaboration with Kirin Brewery Co., Ltd. in November 2003, partially offset by revenue recognized of $4.6 million in connection with our license agreement with Nuvelo, Inc. for our novel recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. The 2003 increase compared with 2002 was primarily due to increased Kirin license and milestone revenue recognized as a result of our agreement with Kirin entered into in November 2003 partially offset by a decrease in revenue related to the expiration of our collaboration with The Johnson & Johnson Pharmaceutical Research and Development, L.L.C., or J&J PRD. During the years ended December 31, 2003 and 2002 we recognized Kirin FTE revenue of $2.1 million and $2.4 million, respectively. In 2005, we expect lower collaborative and license revenue due to the end of our collaborations with Kirin and J&J PRD.

In November 2003, we licensed to Kirin worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active immunotherapy product candidates including our lead product candidate, Provenge, in Asia and Pacific Rim countries. This agreement ended our collaboration with Kirin. The $20 million is to be paid to us in cash in four installments, of which $2 million was paid in December 2003, $6 million was paid in November 2004 and $6 million is to be paid annually for two years thereafter. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing proceeds received and to be received, net of a discount of 8% for interest.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody and potentially other products derived from our trp-p8 gene platform. We are jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and commercialization in the United States. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term. Genentech will make other option and milestone payments to us upon achievement of product development goals. During the years ended December 31, 2004, 2003 and 2002 we recognized revenue of $100,000, $115,000 and $52,000, respectively, related to this agreement.

Research and Development Expenses. Research and development expenses were $64.4 million in 2004 compared to $38.9 million in 2003 and $32.6 million in 2002. The 2004 increase compared with 2003 was primarily due to contract manufacturing to support the D9902B clinical trial and to prepare for commercial level production runs, personnel-related costs, clinical expense due to increased patients and other costs associated with the D9902B clinical trial, consulting fees related to the commercialization of Provenge, contract research fees and the impairment and subsequent write-off of fixed assets acquired from Corvas. The 2003 increase compared with 2002 was primarily due to increased contract manufacturing and clinical trial expenses as well as increased personnel-related costs and facilities expense due to the integration of Corvas into our operations.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002
Clinical programs:
Cancer	$27.2	$10.8	$8.2
Cardiovascular (from our acquisition of Corvas)	1.6	0.6	—
Indirect costs	25.8	16.7	16.2

Total clinical programs	54.6	28.1	24.4

Discovery research	9.8	10.8	8.2

Total research and development expense	$64.4	$38.9	$32.6

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

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

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

We anticipate that we will not generate revenue from the sale of our commercial therapeutic products for the next two years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipts of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased contract manufacturing of antigen scale up and clinical trial activity.

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.0 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $5.1 million as of December 31, 2004. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance. On October 29, 2004, we issued 428,396 shares of our common stock, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment, in satisfaction of our initial $3.5 million payment obligation. For accounting purposes, these shares were valued based on the fair market value of $10.34 at issuance date, resulting in a charge of $4.4 million. The stock was registered under our existing shelf registration statement and the stock may be resold by Diosynth without restriction.

Acquired In-process Research and Development. During the twelve months ended December 31, 2003, we incurred an expense of $2.8 million associated with the write-off of the acquired in-process research and development (IPR&D) related to the Corvas acquisition. The $2.8 million of IPR&D represents the purchase price allocation to IPR&D based on an estimate of the fair value of in-process technology for projects of Corvas that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses. General and administrative expenses increased to $18.8 million in 2004, from $12.4 million in 2003, and $7.9 million in 2002. The increase in 2004 compared with 2003 was primarily due to costs associated with the closure of our San Diego facility of approximately $3.0 million, increased patent legal fees due to an increase in the patent portfolio as a result of the Corvas acquisition, increased consulting and audit fees to comply with the Sarbanes-Oxley Act, personnel costs, non-cash board compensation expenses of $490,000, consulting fees and a retirement agreement with a former chairman resulting in cash compensation of $323,000 and non-cash compensation of $106,000. The increase in 2003 compared with 2002 was primarily due to increased personnel, legal, consulting and administrative expenses, partially due to the integration of Corvas into our operations. We currently anticipate 2005 general and administrative spending to increase over 2004 levels due to increased personnel to support the Provenge 9902B clinical trial and commercialization efforts.

Marketing. Marketing expenses increased to $2.2 million in 2004 from $598,000 in 2003 and $719,000 in 2002. The 2004 increase compared to 2003 was primarily due to increased personnel-related costs, advertising related to the recruiting effort for the D9902B clinical trial, market research, medical education, and corporate branding. The decrease in 2003 compared to 2002 was primarily due to lower medical and market research spending, and a reduction in personnel. Marketing expenses are expected to be higher in 2005, as we develop marketing strategies related to Provenge.

Interest Income. Interest income increased to $4.1 million in 2004 from $1.3 million in 2003 and $1.8 million in 2002. The increase in 2004 was primarily due to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance. The decrease in 2003 compared to 2002 was due to the decline in interest rates and a lower average cash balance. Interest income is expected to be lower in 2005 than in 2004 due to a declining cash balance.

Interest Expense. Interest expense was $255,000 in 2004 compared to $438,000 in 2003 and $353,000 in 2002. The 2004 decrease compared with 2003 was primarily due to lower average capital lease balances. The 2003 increase compared with 2002 was primarily due to interest expense of $77,000 related to debt of $10 million acquired as part of our acquisition of Corvas. In September 2003 the debt was paid in cash and the accreted interest was paid in stock. We expect interest expense to increase in the future as a result of additional financing of capital purchases.

Foreign Tax Benefit (Expense). During the year ended December 31, 2004, we reversed our deferred foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty eliminated withholding taxes on all royalties, certain interest income and other inter-company dividends. Foreign income tax expense was $1.8 million in 2003, $1.6 of which was reversed in 2004, compared with $200,000 in 2002. The amounts in 2003 and 2002 related to Japanese withholding tax on certain payments received and due to be received from Kirin.

Income Taxes

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $369.1 million and $112.3 million, respectively. Included in net operating loss carryforwards is approximately $19.4 million relating to stock-based compensation tax deductions, a portion of which, when realized, will be allocated directly to contributed capital. We also had federal and state research and development tax credit carryforwards of approximately $12.7 million and $6.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2024, if not utilized. Utilization of the net operating losses and tax credits carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Stock-Based Compensation Expense

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices subsequently deemed to be less than the fair value of the common stock on the grant date and the issuance of stock options to non-employees in exchange for services and to stock option modifications. In 2004, we extended the post termination period of certain options granted to a former member of the Board of Directors and recorded stock-based compensation of $490,000 using the intrinsic value method. In 2004 we recorded deferred stock-based compensation of $588,000 related to restricted stock awards granted to Dendreon employees that vest 25% after one year and the balance over the remaining three-year vesting period. The Company granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas acquisition, during 2003 and 2004 that were not qualified under the plan. We recognized stock-based compensation charges of $2.8 million, including $215,000 of related payroll taxes, when the rights were exercised in 2004. In 2003 we recorded deferred stock-based compensation of $473,000 related to restricted stock awards granted to members of our management team that vest 25% upon grant and the balance over a two-year period. We recorded these amounts as a component of stockholders’ equity and are amortizing them by charges to operations over the vesting period of the options using the accelerated method. In 2003 we recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the Corvas merger. In 2004, we reversed deferred stock-based compensation of $275,000 related to forfeitures resulting from the closure of our San Diego facility.

We recorded stock-based compensation expense of $3.5 million in 2004, $770,000 in 2003 and $680,000 in 2002. We recorded stock-based consulting expense of zero, $441,000 and $455,000 in 2004, 2003 and 2002, respectively, related to grants to non-employees. We are currently evaluating the requirements under SFAS 123R and expect the adoption of the standard to have a significant impact on our consolidated statement of operations and net loss per share.

Liquidity and Capital Resources

Cash, cash equivalents and short- and long-term investments were $195.7 million at December 31, 2004. We have financed our operations to date primarily through proceeds from the sale of our equity securities, cash receipts from collaboration arrangements, interest income earned, equipment lease financings and loan facilities. In connection with the July 30, 2003 acquisition of Corvas we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $179.9 million from the sale of our equity securities since January 1, 2003, of which $140.5 million resulted from our January 2004 follow-on offering. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the years ended December 31, 2004, 2003 and 2002 was $61.3 million, $39.8 million and $26.5 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses. In 2004, 2003 and 2002, these expenditures were partially offset by cash received from our corporate collaborators including license fees from Nuvelo of $500,000 in 2004 and Kirin of $2.0 million and $6.0 million in 2003 and 2004, respectively, research and development expense reimbursements from Kirin and J&J PRD and license fees from Genentech. We expect net cash used in operating activities to increase in the future as a result of increased clinical trial and clinical manufacturing activity, and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short- and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2004, our aggregate investment in equipment and leasehold improvements was $15.6 million. We have an agreement with Transamerica, a financing company acquired by GE Life Sciences and Technology Financings, under which we have fully financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year, and we have granted a security interest in all our assets to Transamerica. In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. The undrawn balance under this lease line expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences and Technology Financings. In October 2004, we increased the amount of this lease line with GE to $5.5 million. As of December 31, 2004, we had financed $3.4 million of laboratory, computer and office equipment under this GE lease line. The lease term is 48 months and bears interest at 8.2% to 9.5% per year. The undrawn balance under this agreement expired on December 31, 2004.

We had a tenant improvement allowance of $3.5 million from the lessor of our primary Seattle, Washington facility. As of December 31, 2003, we had committed all of the allowance for laboratory and manufacturing space at this facility. The improvement allowance bears interest at the rate of 12.5% per year and is repaid monthly over the length of the original lease. We have a tenant improvement allowance of $297,000 from Selig Real Estate Holdings for the additional office space we recently leased in Seattle, Washington. As of December 31, 2004, we had committed all of the allowance for leasehold improvements at our newly leased office space. In 2005, we plan to continue to fund our capital equipment and leasehold improvements through financing facilities.

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30.75 million or $30.72 million net of offering costs. On October 29, 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, as amended, under which Diosynth purchased 428,396 shares of our common stock registered under this Registration Statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. The total purchase price was $3.5 million. For accounting purposes, we valued these shares based on the fair market value of $10.34 on issuance date resulting a charge of $4.4 million to research and development expense. As of December 31, 2004, $40.75 million of common stock can be sold under this Registration Statement. Under this registration statement, we may sell our common stock directly to purchasers, to or through underwriters or dealers, through agents, or through a combination of such methods.

Pursuant to other registration statements, in January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts, commissions and other offering costs.

In June 2002, we entered into a $25 million equity line financing agreement, or equity line facility, with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by us to CMI of shares of our common stock. As of December 31, 2004, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees. The equity line facility expired on June 11, 2004. Upon expiration of this facility, we paid CMI an additional fee of $209,000 which was recorded as general and administrative expense in the year ended December 31, 2004.

In the event that we offer our stock directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price of process for any such shares sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales.

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

The following are contractual commitments at December 31, 2004 associated with debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

Contractual Commitments	Total	Less Than 1 year	1-3 years	3-5 years	Thereafter
Capital lease obligations	3,999	1,382	2,046	571	—
Operating leases	14,652	4,768	6,615	3,269	—
Unconditional purchase obligations (a)	755	755	—	—	—
Other contractual commitments (a)	6,459	6,459	—	—	—

	$25,865	$13,364	$8,661	$3,840	$—

(a)	Refer to Note 11 to our consolidated financial statements for additional information related to purchase obligations and other contractual commitments.

As of December 31, 2004, we anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 24 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	manufacturing scale-up and infrastructure development related to the commercialization of Provenge;

•	preparation of an FDA application for approval of Provenge; and

•	continuing internal research and development.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under the shelf registration statement, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses. We expect to continue to incur losses, and we may never become profitable.

As of December 31, 2004, we had an accumulated deficit of $219.2 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs, clinical trials, contract manufacturing, general and administrative expenses in support of operations and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for two years or more, and we may never do so. We expect to incur additional operating losses over the next several years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may continue to cause, our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully submit a Biologics License Application on Provenge with the FDA, the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, an active immunotherapy for prostate cancer. Provenge has been and is currently being tested in several Phase 3 clinical trials. FDA approval of Provenge depends on, among other things, our successfully completing a Biologics License Application based on the data from our Phase 3 clinical trials with results that meet FDA requirements for approval. We might fail to complete or experience material delays in completing this application. In addition, the results from our Phase 3 trials and our other clinical trials of Provenge might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting manufacturing or other requirements for approval of Provenge by the FDA. Although we are in discussions with the FDA about the final three-year survival analysis from D9901, those discussions may not improve our prospects for obtaining FDA approval for Provenge or change current projections for when we may obtain such approval. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

If we fail to enter into collaboration agreements for our product candidates, if they are needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our potential product most advanced in development, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that will provide some or all of such physical resources and systems as well as financial resources and expertise.

Collaborators may be able to provide us with financial and physical resources, systems and expertise for the commercialization of Provenge. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources, and systems and expertise ourselves.

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

•	the costs of developing the physical resources and systems to support FDA approval of Provenge, if we seek such approval;

•	the costs of preparing an application for FDA approval of Provenge, if we seek such approval;

•	our timetable for and costs of scaling up manufacturing of Provenge and its components;

•	our timetable and costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	our degree of success in our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of payments we receive from collaborators;

•	the emergence of competing technologies and other adverse market developments; and

•	whether an acceptable collaboration for Provenge is completed or changes in or terminations of our existing collaboration and licensing arrangements.

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

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans may cause significant delays in the completion of our clinical trials. In addition, it may take longer than we project to achieve study endpoints, and complete data analysis for a trial. We may not complete our clinical trials of Provenge when or as projected or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

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

If we fail to complete our Phase 3 trials of Provenge, or if we experience material delays in completing those trials as currently planned, or we otherwise fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience any future delays in our clinical trials of Provenge or other potential products or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

In April 2002, the FDA placed our D9902A study of Provenge on partial clinical hold and required us to provide additional information regarding the identity and functionality of Provenge. We submitted additional information, and the FDA lifted the partial hold in October 2002. During this period we were permitted to continue treating patients already enrolled in the trial, but could not enroll new patients in D9902A.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other potential products, including the following:

•	safety and efficacy results from human clinical trials, such as our Provenge trials, may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising, including Provenge, Neuvenge, trp-p8 and our monoclonal antibody programs;

•	we, our collaborators or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our potential products may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us, our collaborators or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the potential product for any or all target indications.

D9901 and D9902A, our first Phase 3 clinical trials of Provenge, did not meet their main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. Data from our clinical trials may not be sufficient to support approval by the FDA of Provenge or our other potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

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

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other investigational active immunotherapies are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other active immunotherapy products under development.

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

Our activities, including preclinical studies, clinical trials and manufacturing, are subject to extensive regulation by the FDA and comparable authorities outside the United States. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may invalidate the studies and require that we replicate those studies.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including contract manufacturers for Provenge or Neuvenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practices, or cGMP and/or the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit our clinical trials or audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we make changes in our manufacturing processes for a product candidate, including the substitution of components of Provenge or the expansion of production capabilities to commercial scale, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the product candidate to differ significantly from that previously produced. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the form of the product candidate produced using the prior method or at the prior scale. Depending upon the type and degree of differences between the newer and older product candidate, we may be required to conduct additional studies or clinical trials to demonstrate that the newly produced component or product candidate is sufficiently similar to the previously produced material. We have scaled up the antigen and other components used in the preparation of Provenge to commercial manufacturing levels and plan to construct manufacturing facilities capable of meeting anticipated commercial demand. In addition, we may make manufacturing changes to the components or to the manufacturing process. These changes could result in delays in the development or regulatory approval of Provenge or in reduction or interruption of commercial sales, if Provenge is approved, any of which could materially harm our business.

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc. and Therion Biologics are developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma and Therion are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys has completed Phase 2 clinical trials of its prostate cancer vaccine and has initiated Phase 3 trials. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere, was approved by the FDA in 2004 for the therapeutic treatment of metastatic androgen-independent prostate cancer.

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

Even if Provenge or any of our other potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products then in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payers.

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

We will need to expand and effectively manage our operations and facilities to successfully pursue and complete development of Provenge, develop the necessary commercial infrastructure, and pursue development of our other product candidates. We will need to add manufacturing capability, information technology systems, a distribution network, and personnel related to these functions. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

•	recruit, train, manage and motivate our employees;

•	accurately forecast demand for our product candidates; and

•	expand existing facilities, develop manufacturing facilities, information technology systems and a distribution network, and other operational and financial systems.

We have no experience in commercial-scale manufacturing of Provenge, the installation and management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of Provenge or our other potential products. As we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or retain a third party to provide sales, marketing or distribution resources.

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

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We rely on third parties for certain aspects of the commercial and clinic trial manufacture of Provenge, and its components and our other product candidates. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we cannot contract for large-scale manufacturing capabilities that we require on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business.

It may be difficult or impossible to economically manufacture Provenge or our other product candidates on a commercial scale. Manufacturing and other costs for any or all of our product candidates may reduce or limit their profitability and impair or prevent us from successfully commercializing them.

We have contracted with Diosynth RTP, Inc. to assist us in the production of the antigen used in the preparation of Provenge. We currently do not have a long term contract for the commercial manufacture of the antigen used in the preparation of Provenge. While we plan to negotiate such a contract with a third party manufacturer, there is no assurance that we will be able to do so on acceptable terms or at all. Failure to successfully negotiate such an agreement could delay or impede the commercialization of Provenge.

We operate a manufacturing facility for the preparation of Provenge for our clinical trials. We also contract with third parties to provide these services. These facilities may not be sufficient to meet our needs for Provenge and other clinical trials. To manufacture Provenge in commercial quantities ourselves, we will need to invest substantial additional funds. We will also be required to hire and train a significant number of employees and comply with applicable regulations for these facilities, which are extensive. We may not be able to develop manufacturing facilities that both meet regulatory requirements and are sufficient for commercial use.

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

We currently depend on single-source vendors for some of the components necessary for our active immunotherapy candidates, including Provenge. There are, in general, relatively few alternative sources of supply for these components. While these vendors have produced our active immunotherapy components with acceptable quality, quantity and cost in the past, they may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Establishing additional or replacement suppliers for these components could take a substantial amount of time and it may be difficult to establish replacement vendors who meet regulatory requirements. If we have to switch to a replacement vendor, the manufacture and delivery of Provenge or others of our active immunotherapy candidates could be interrupted for an extended period, adversely affecting our business.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through numerous United States and foreign patent filings, trademarks and trade secrets that we own or license. Our patent applications are in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated or circumvented. In addition, our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors.

We are also subject to the risk of claims, whether meritorious or not, that our active immunotherapies infringe a patent owned by a third party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. We may not be able to establish non-infringement, however, and we may not be able to establish invalidity of the other party’s patent. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our property rights. Even if we are able to defend our positions, the cost of doing so may adversely affect our profitability. We have not experienced significant patent litigation. This may reflect, however, the fact that we have not yet commercialized any products. We may be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost, if such litigation is initiated.

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

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known to or be independently developed by competitors.

The availability and amount of reimbursement for our potential products and the manner in which government and private payers may reimburse for our potential products is uncertain; we may face challenges from government or private payers that adversely affect reimbursement for our potential products.

We expect that many of the patients who seek treatment with Provenge or any other products that are approved for marketing, will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly approved products, especially novel products such as ours, is not certain, and those regulations and interpretive rulings are subject to change. The Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003, provides for a reduction in the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or others of our product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before Provenge or any of our potential products are approved for marketing. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes Provenge and our other products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider Provenge or any or all of our products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for Provenge or any of our other potential products will have on sales of Provenge or those other product candidates, if any of them are approved for sale.

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

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We may be required to incur further costs to comply with current or future environmental and safety regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.23 respectively in 2004. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,344,235 shares in 2004. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’

rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors adopted a Change of Control Executive Severance Plan providing severance benefits for participants in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control by us. This plan could affect the terms of a third party acquisition.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of December 31, 2004, these registration rights covered approximately 8,915,218 shares of our common stock which were then outstanding and an additional 31,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price. We currently have in effect a registration statement relating to 363,263 shares pursuant to which Artisan Equity, Ltd. may freely resell these shares into the public market at any time or from time to time.

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

In connection with other collaborations that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we had short-term investments of $122.6 million and long-term investments of $18.7 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by $444,870, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Items 15(a) and included herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out, under the supervision of and with the participation of Dendreon’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of Dendreon’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the CEO and CFO have concluded that Dendreon’s disclosure controls and procedures are not effective.

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of our company. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that a material weakness existed in the Company’s internal control over financial reporting as of December 31, 2004. As defined by the Public Company Accounting Oversight Board (PCAOB), a material weakness is a control deficiency, or combination of control efficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management concluded there was a material weakness as of December 31, 2004 for insufficient controls related to the Company’s accounting for stock purchase rights granted under the Company’s employee stock purchase plan. Specifically, this material weakness relates to ineffective controls over assessing the terms of stock purchase rights to determine whether such rights meet the conditions of a non-compensatory right. As a result of these ineffective controls the Company incorrectly accounted for certain previously issued compensatory stock purchase rights as though they were non-compensatory rights. Management restated its previously issued quarterly financial data for the first and third quarters of 2004 to reflect an increase in stock-based compensation expense, additional paid-in-capital and accrued compensation. The restated amounts related to certain stock purchase rights exercised in 2004 that had been granted to employees hired after August 1, 2002, including those involved in the Corvas acquisition.

Because of the material weakness described above, our management concluded that, as of December 31, 2004 our internal control over financial reporting was not effective based on the COSO criteria. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Dendreon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dendreon did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness included in management’s assessment and described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Management concluded there was a material weakness as of December 31, 2004 for insufficient controls related to the Company’s accounting for certain stock purchase rights granted under the Company’s employee stock purchase plan. Specifically, this material weakness relates to ineffective controls over assessing the terms of stock purchase rights to determine whether such rights meet the conditions of a non-compensatory right. As a result of these ineffective controls, the Company incorrectly accounted for certain previously issued compensatory stock purchase rights as though they were non-compensatory rights. Management restated its previously issued quarterly financial data for the first and third quarters of 2004 to reflect an increase in stock-based compensation expense, additional paid-in capital and accrued compensation. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

In our opinion, management’s assessment that Dendreon Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dendreon Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

Ernst & Young LLP

Seattle, Washington

March 14, 2005

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) under the captions “Election of Directors.”

For information about our executive officers, see Item 7A “Executive Officers” on pages 19 and 20 of this report.

Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement for our Annual Meeting of Stockholders.

Our Board of Directors has adopted a Code of Business Conduct applicable to our directors, and all of our officers and employees. The Code of Business Conduct is available, free of charge, through our investor relations web site at http://investor.dendreon.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management—Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon—Certain Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2005 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Index to Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2) Index to Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 24, 2003, by and among the registrant, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and Corvas International, Inc., a Delaware corporation. (6)

3.1	Amended and Restated Certificate of Incorporation. (11)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock certificate. (13)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (8)

4.4	Form of Right Certificate. (8)

10.1	Indemnity Agreement between the registrant and each of its directors and certain of its officers. (2)

10.2	2000 Equity Incentive Plan, as amended. (3)*

10.3	2000 Employee Stock Purchase Plan. (2)*

10.4	Fourth Amended and Restated Stockholders’ Agreement, dated September 3, 1999, between the registrant and certain holders of the registrant’s securities. (13)

10.5	Registration Rights and Shareholder’s Agreement, dated October 18, 1999, between the registrant and Fresenius AG. (13)

10.7	Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal. (13)

10.8	Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the registrant and Vanni Business Park General Partnership. (13)

10.9	Lease Agreement, dated July 31, 1998, between the registrant and ARE-3005 First Avenue, LLC. (13)

Exhibit Number	Description
10.10	Loan and Security Agreement, dated July 30, 1999, between the registrant and Transamerica Business Credit Corporation. (13)

10.11	Amended and Restated Master Lease Agreement, dated May 28, 1999, between the registrant and Transamerica Business Credit Corporation. (13)

10.12	Second Amendment to Master Lease Agreement, dated January 31, 2000, between the registrant and Transamerica Business Credit Corporation. (13)

10.13	Amended and Restated Collaborative License Agreement, dated August 6, 2002, between the registrant and Kirin Brewery Co., Ltd. (13)

10.14†	Research and License Agreement, dated February 1, 1999, between the registrant and Kirin Brewery Co., Ltd. (13)

10.15	Amended and Restated Manufacturing and Supply Agreement, dated August 6, 2002, between the registrant and Kirin Brewery Co., Ltd. (14)

10.16†	Joint Commercialization Agreement, dated February 1, 2000, between the registrant and Kirin Brewery Co., Ltd. (13)

10.17	Stock Purchase Agreement, dated June 16, 2000, between the registrant and Kirin Brewery, Co., Ltd. (2)

10.18	Bioprocessing Services Agreement, dated March 16, 2001, between the registrant and Covance Biotechnology Services, Inc. (now Diosynth RTP, Inc.) (4)

10.19†	Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)

10.20†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the registrant and Gambro Healthcare, Inc. (10)

10.21†	Collaborative Development and Marketing Agreement between the registrant and Genentech, Inc., dated August 1, 2002. (7)

10.22	Equity Investment Agreement between the registrant and Genentech, Inc., dated July 31, 2002. (7)

10.23	Private Equity Line Financing Agreement between the registrant and BNY Capital Markets, Inc., dated June 11, 2002. (9)

10.24	Registration Rights Agreement between the registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.25	2002 Broad Based Equity Incentive Plan. (12)*

10.26	Executive Employment Agreement, dated October 8, 2004, between the registrant and Mitchell H. Gold, M.D. (15)*

10.27	Executive Employment Agreement, dated October 8, 2004, between the registrant and Martin A. Simonetti (15)*

10.28	Executive Employment Agreement, dated October 8, 2004, between the registrant and Robert Hershberg, M.D., Ph.D. (15)*

10.29	Executive Employment Agreement, dated October 8, 2004, between the registrant and Grant E. Pickering. (15)*

10.30	Executive Employment Agreement, dated December 8, 2004, between the registrant and Richard F. Hamm, Jr. (16)*

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14

Exhibit Number	Description
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C § 1350

(1)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated on June 13, 2003.
(2)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.
(3)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-8, File No. 333-107551 Form 10-K for the fiscal year ended December 31, 2000.
(4)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on February 25, 2003.
(7)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002.
(9)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2002.
(10)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2001.
(11)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002.
(12)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-8, File No. 333-85032.
(13)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-1, File No. 333-31920.
(14)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2002.
(15)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated October 8, 2004.
(16)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated December 13, 2004.
†	Confidential treatment granted as to certain portions of this Exhibit.
*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

(b) Reports on Form 8-K.

Dendreon filed the following Current Report on Form 8-K during the quarterly period ended December 31, 2003:

•	Form 8-K for the event of November 6, 2003, as filed on November 12, 2003 providing disclosure under Item 7 and Item 9, and filing as an exhibit a press release related to our financial results for the quarter ended September 30, 2003.

(c) Exhibits

See exhibits listed under Item 15(a)(3).

(d) Financial Statement Schedules

The financial statement schedules required by this item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, King County, State of Washington, on this 16th day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2005

/s/ MARTIN A. SIMONETTI Martin A. Simonetti	Chief Financial Officer, Senior Vice President, Finance, and Treasurer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ RICHARD B. BREWER Richard B. Brewer	Chairman of the Board of Directors	March 16, 2005

/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 16, 2005

/s/ GERARDO CANET Gerardo Canet	Director	March 16, 2005

/s/ BOGDAN DZIURZYNSKI Bogdan Dziurzynski	Director	March 16, 2005

/s/ M. BLAKE INGLE M. Blake Ingle, Ph.D.	Director	March 16, 2005

/s/ RUTH B. KUNATH Ruth B. Kunath	Director	March 16, 2005

/s/ DAVID L. URDAL David L. Urdal, Ph.D.	Director	March 16, 2005

/s/ DOUGLAS G. WATSON Douglas G. Watson	Director	March 16, 2005

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

on Financial Statements

The Board of Directors and Shareholders

Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dendreon Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP

Seattle, Washington

March 14, 2005

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and par value)	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$54,501	$44,349
Short-term investments	122,559	55,692
Receivables	5,652	5,689
Prepaid and other current assets	3,743	2,974

Total current assets	186,455	108,704
Property and equipment, net	6,298	5,011
Long-term investments	18,670	13,150
Restricted cash	—	303
Receivable, net of current portion	5,195	9,943
Deposits and other assets	735	734

Total assets	$217,353	$137,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$532	$1,221
Accrued liabilities	9,903	8,473
Accrued acquisition-related restructuring liabilities	—	924
Accrued compensation	3,998	4,052
Deferred revenue	93	107
Current portion of capital lease obligations	1,194	1,463

Total current liabilities	15,720	16,240

Deferred revenue, less current portion	639	725
Capital lease obligations, less current portion	2,429	899
Deferred foreign tax	—	994
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 59,051,775 and 44,926,284 shares issued and outstanding at December 31, 2004 and 2003, respectively	59	45
Additional paid-in capital	418,929	263,610
Deferred stock-based compensation	(663)	(651)
Accumulated other comprehensive loss	(564)	(61)
Accumulated deficit	(219,196)	(143,956)

Total stockholders’ equity	198,565	118,987

Total liabilities and stockholders’ equity	$217,353	$137,845

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2004	2003	2002
Revenue	$5,035	$27,041	$15,269
Operating expenses:
Research and development	64,390	38,883	32,599
Acquired in-process research and development	—	2,762	—
General and administrative	18,839	12,363	7,870
Marketing	2,198	598	719

Total operating expenses	85,427	54,606	41,188

Loss from operations	(80,392)	(27,565)	(25,919)
Interest income	4,135	1,271	1,803
Interest expense	(255)	(438)	(353)
Other expense	(290)	—	—

Loss before income taxes	(76,802)	(26,732)	(24,469)
Foreign income tax benefit (expense)	1,562	(1,761)	(200)

Net loss	$(75,240)	$(28,493)	$(24,669)

Basic and diluted net loss per common share	$(1.32)	$(0.82)	$(0.96)

Shares used in computation of basic and diluted net loss per common share	57,102,863	34,664,059	25,575,949

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance, January 1, 2002	24,919,668	$25	$156,481	$(987)	$486	$(90,794)	$65,211
Exercise of stock options for cash	228,223	—	187	—	—	—	187
Issuance of common stock under the Employee Stock Purchase Plan	189,262	—	475	—	—	—	475
Issuance of stock options and warrants for services	—	—	455	—	—	—	455
Issuance of common stock for cash	1,015,228	2	1,998	—	—	—	2,000
Proceeds from equity line of credit draw downs (net of issuance cost of $255)	206,097	—	772	—	—	—	772
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	680	—	—	680
Reversal of deferred stock-based compensation due to forfeitures	—	—	(54)	54	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(24,669)	(24,669)
Net unrealized loss on securities available-for-sale	—	—	—	—	(368)	—	(368)

Comprehensive loss							(25,037)

Balance, December 31, 2002	26,558,478	27	160,314	(253)	118	(115,463)	44,743
Exercise of stock options and warrants for cash	495,981	—	1,213	—	—	—	1,213
Net exercise of stock warrants	193,644	—	—	—	—	—	—
Valuation of stock options and warrants	—	—	77	—	—	—	77
Issuance of common stock under the Employee Stock Purchase Plan	410,432	—	549	—	—	—	549
Issuance of common stock for services	—	—	364	—	—	—	364
Issuance of common stock for cash (net of issuance cost of $40)	4,392,856	5	30,710	—	—	—	30,715
Issuance of common stock for acquisitions	12,436,780	13	62,917	—	—	—	62,930
Assumption of stock options due to acquisition	—	—	4,381	(511)	—	—	3,870
Issuance of common stock for payment of interest	363,263	—	2,428		—	—	2,428
Accelerated vesting of stock options			215				215
Issuance of restricted stock grants	74,850	—	473	(473)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	555	—	—	555
Reversal of deferred stock-based compensation due to forfeitures	—	—	(31)	31	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(28,493)	(28,493)
Net unrealized loss on securities available-for-sale	—	—	—	—	(179)	—	(179)

Comprehensive loss							(28,672)

Balance, December 31, 2003	44,926,284	45	263,610	(651)	(61)	(143,956)	118,987
Exercise of stock options for cash	1,064,944	1	5,818	—	—	—	5,819
Net exercise of stock warrants	9,169	—	—	—	—	—	—
Stock option modifications	—	—	576	—	—	—	576
Issuance of common stock under the Employee Stock Purchase Plan	858,277	1	3,733	—	—	—	3,734
Issuance of common stock for services	428,396	—	4,429	—	—	—	4,429
Issuance of common stock for cash (net of issuance cost of $9,500)	11,764,705	12	140,450	—	—	—	140,462
Issuance of restricted stock grants		—	588	(588)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	301	—	—	301
Reversal of deferred stock-based compensation due to forfeitures	—	—	(275)	275	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(75,240)	(75,240)
Net unrealized loss on securities available-for-sale	—	—	—	—	(503)	—	(503)

Comprehensive loss							(75,743)

Balance, December 31, 2004	59,051,775	$59	$418,929	$(663)	$(564)	$(219,196)	$198,565

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2004	2003	2002
Operating Activities:
Net loss	$(75,240)	$(28,493)	$(24,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	2,762	—
Depreciation and amortization expense	2,408	2,610	1,759
Common stock issued for services	4,429	—	—
Non-cash stock-based compensation expense	3,465	770	680
Non-cash stock-based consulting expense	—	441	455
Non-cash interest expense	16	91	12
Impairment of fixed assets	689	—
Changes in operating assets and liabilities:
Accounts receivable	4,785	(3,790)	195
Other current assets	(785)	910	1,767
Deposits and other assets	303	(9,902)	(16)
Accounts payable	(689)	(84)	109
Accrued liabilities and compensation	(542)	2,898	(650)
Deferred revenue	(100)	(8,014)	(6,180)

Net cash used in operating activities	(61,261)	(39,801)	(26,538)

Investing Activities:
Purchases of investments	(286,027)	(59,993)	(36,258)
Maturities of investments	213,136	110,668	59,504
Proceeds from asset disposals	174	500	500
Net cash acquired from Corvas International, Inc.	—	1,053	—
Purchases of property and equipment	(4,558)	(1,901)	(1,514)

Net cash (used in) provided by investing activities	(77,275)	50,327	22,232

Financing Activities:
Proceeds from sale-leaseback financing arrangement	2,861	1,305	387
Payments on long-term debt	—	(10,000)	(281)
Payments on capital lease obligations	(1,600)	(1,222)	(1,241)
Proceeds from sale of equity securities, net of issuance costs	140,462	30,715	2,772
Proceeds from exercise of stock options and warrants	5,819	1,213	187
Issuance of common stock under the Employee Stock Purchase Plan	1,146	549	475

Net cash provided by financing activities	148,688	22,560	2,299

Net increase (decrease) in cash and cash equivalents	10,152	33,086	(2,007)
Cash and cash equivalents at beginning of year	44,349	11,263	13,270

Cash and cash equivalents at end of year	$54,501	$44,349	$11,263

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$238	$334	$330
Cash paid during the period for foreign taxes	$—	$200	$200

Supplemental Schedule of Noncash Investing and Financing Activities:
Equity instruments issued for acquisition	$—	$62,930	$—
Stock options assumed in acquisition	$—	$4,381	$—
Common stock issued for payment of accreted interest	$—	$2,428	$—

See accompanying notes.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We were founded in 1992 as a Delaware corporation headquartered in Mountain View, California. We relocated to Seattle, Washington in 1999.

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies, small molecules and pro-drugs. Our most advanced product candidate is Provenge, an active immunotherapy for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly owned subsidiary. All material and inter-company transactions and balances have been eliminated in consolidation. On July 30, 2003, we completed the acquisition of Corvas International, Inc. (“Corvas”). In accordance with Statement of Financial Accounting Standards (“SFAS”), No. 141, “Business Combinations,” we have included the results of operations of Corvas from July 30, 2003, in our results of operations for the year ended December 31, 2003.

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

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when we have determined that an other-than-temporary decline in fair value has occurred. We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to four years. Computers and equipment leased under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or three years, whichever is shorter. Construction in progress will be reclassified to appropriate fixed asset classification and depreciated when it is placed in service.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires losses from impairment of long-lived assets used in operations to be recorded when

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Reclassification

We periodically review and refine the methodology used to allocate certain corporate overhead cost to operating expense categories. Certain prior year items have been reclassified to conform to the current year presentation, including certain corporate overhead costs aggregating approximately $1.4 million and $1.7 million previously reported as general and administrative expenses that have been reclassified to research and development expenses for the years ended December 31, 2003 and 2002, respectively. Items reclassified include certain costs related to human resources, facilities and information technology. Further disclosures are included in Note 13.

Concentrations of Risk

We are subject to concentration of risk from our investments and single-source vendors for some components necessary for our active immunotherapy product candidates. Risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities. Risk for single-source vendors is managed by maintaining a safety stock of components and a continued effort to establish additional suppliers.

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We recognize license revenue from access to intellectual technology agreements. The payments received under these research collaboration agreements are primarily not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is an objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue is recognized as if the payment was an up-front fee.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Research and Development Expenses

Pursuant to SFAS No. 2 “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired In-process Research and Development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and overhead costs.

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

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options were estimated at the date of grant using the Black-Scholes method, with the following assumptions for 2004, 2003 and 2002 of no dividend yields; expected lives of the options of 4.1 years, 4.0 years and 4.0 years, respectively, the average risk-free interest rates of 3.49%, 2.8% and 3.0%, respectively, and volatility of 96%, 95% and 128%, respectively. Because the determination of the estimated fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of FAS 123.

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net loss as reported	$(75,240)	$(28,493)	$(24,669)
Add: stock-based employee compensation expense included in reported net loss	3,465	770	680
Deduct: pro forma compensation expense	(6,991)	(4,366)	(4,424)

Pro forma net loss attributable to common stockholders	$(78,766)	$(32,089)	$(28,413)

Net loss per share as reported	$(1.32)	$(0.82)	$(0.96)

Pro forma net loss per share	$(1.38)	$(0.93)	$(1.11)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces SFAS No. 123 and supersedes APB No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are currently evaluating valuation methodologies. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of actual results from valuation methodologies to be used in the future.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive.

Fair Value of Financial Instruments

At December 31, 2004, the carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value based on the liquidity of these financial instruments or their short-term nature. The carrying value of long term receivable and debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant impact on our consolidated statements of operations and net loss per share.

In December 2004, the FASB issued FAS 153, “Exchange of Nonmonetary Assets—an amendment of APB Opinion No. 29.” APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This amendment of APB 29 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 01-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 5). We will evaluate the final impact of EITF 03-1 once final guidance is issued.

2.    SIGNIFICANT AGREEMENTS

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. Our collaborative partners enjoy the benefit from the discoveries and knowledge generated across these platforms. All collaborative agreements involve an exchange of potential rights in the territories, indications or field of science, as defined in their respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which Dendreon and its partners agree on a periodic basis, primarily quarterly.

In our accompanying statements of operations for the periods ending December 31, 2004, 2003 and 2002, we have recognized revenue relating to our collaborative agreements in the aggregate of $4.7 million, $26.9 million and $15.2 million, respectively. We estimate that our collective research and development expenses incurred under these collaborative agreements are approximately $2.1 million, $23.9 million and $24.4 million, respectively.

Due to our ability to share resources and knowledge across multiple research platforms, our cost allocations to our collaborative agreements are based on estimated data of human resources time incurred across all our collaborations. As a result, the cost allocated to the estimated cost of our collaborative agreements does not reflect actual costs incurred.

Nuvelo

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2), and all other rNAPc2 proteins. Under the terms of the agreement, Nuvelo paid us an upfront payment of $500,000 in cash and the balance in Nuvelo common stock valued at $4.1 million on the day the shares were received. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Under the terms of the agreement, Nuvelo owns worldwide rights for all indications for rNAPc2 products. In 2004, the Company recognized revenue of $4.6 million and subsequently sold all the common stock acquired from Nuvelo at a $290,000 loss.

Genentech

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. We and Genentech are jointly responsible for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that enter Phase 3 clinical trials. The agreement provides for profit-sharing and commercialization in the United States. Genentech will also be responsible for all manufacturing of products of the collaboration. Genentech will be responsible for commercialization in the rest of the world except Asia and Oceania, where we retain the sole right to develop and commercialize trp-p8. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

being recognized on a straight-line basis over the estimated research term. Under the terms of the agreement, Genentech also made a $2.0 million equity investment in our common stock in August 2002. During the years ended December 31, 2004, 2003 and 2002 we recognized revenue of $100,000, $115,000 and $52,000, respectively, related to this agreement.

Kirin

In December 1998, we and Kirin Brewery Co., Ltd. (Kirin) entered into a collaborative license agreement. We granted Kirin an exclusive license to employ our antigen-presenting cell technology in the development of therapeutic products for commercialization in Japan and certain other Asian countries. We also granted Kirin an option to obtain an exclusive license to commercialize in those countries other products developed by us. In exchange, Kirin granted us an option to obtain an exclusive license to commercialize in North America any products developed by Kirin under this agreement. We received a nonrefundable, up-front fee of $5.0 million upon signing the agreement for the license rights granted under the agreement. In February 1999, we and Kirin also entered into a joint research agreement relating to antigen-presenting cell product development. Under the terms of the agreement, Kirin funded a minimum of $1.4 million per year till 2003. In July 1999, we and Kirin entered into a manufacturing and supply agreement. Under the agreement, each party could supply the other with antigens or other supplies.

In December 1998 and April 2000, Kirin exercised options under the collaborative license agreement to receive rights to our Provenge prostate program and Mylovenge multiple myeloma program. Kirin was solely responsible for the development and clinical trials of these prostate and multiple myeloma programs in Japan. We received a $1.0 million non-refundable, up-front fee on the exercise of each of these options.

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

In November 2003, we licensed to Kirin our worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active immunotherapy, product candidates, including Provenge, in Asia and Pacific Rim countries. This agreement ends the collaboration with Kirin. The $20 million is to be paid to us in cash in four installments, of which $2 million was paid in December 2003, $6 million was paid in November 2004 and $6 million is to be paid annually for two years thereafter. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing proceeds received and to be received, net of a discount for interest at 8%. We also recognized deferred revenue of $3.2 million in the fourth quarter of 2003 due to the end of our collaboration with Kirin. As of December 31, 2004 and 2003, we had recorded receivables of $10.8 million and $15.5 million, respectively, on our balance sheet related to this agreement.

During the years ended December 31, 2004, 2003 and 2002, we recognized collaborative revenue of zero, $26.8 million and $8.9 million, respectively, related to the Kirin agreements.

Abgenix

As part of our acquisition of Corvas we acquired an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

Dyax

As part of our acquisition of Corvas we acquired into a collaboration agreement with Dyax Corp. to discover, develop and commercialize novel cancer therapeutics focused on serine protease inhibitors for two targets isolated and characterized by Corvas. Under the terms of this agreement, both companies will assume joint development of any product candidates that may be identified and will share commercialization rights and profits from any marketed products.

3.    ACQUISITION OF CORVAS INTERNATIONAL, INC.

On July 30, 2003, in accordance with the terms of the merger agreement, we acquired Corvas by merging our subsidiary Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into our subsidiary Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company.

On July 30, 2003, each outstanding share of Corvas common stock was converted into the right to receive 0.45 of a share of our common stock, with cash to be paid in lieu of fractional shares. In connection with the acquisition, we issued a total of 12.4 million shares of our common stock to former Corvas stockholders. In addition, we assumed all stock options outstanding under Corvas’ existing stock option plans. These options, as adjusted to reflect the exchange ratio as provided in the merger agreement, were for approximately 1.5 million shares of our common stock subject to the original vesting terms. We recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the merger, of which $275,000 was reversed in 2004 due to the forfeitures resulting from the restructuring initiated in 2003 to close the San Diego operations.

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel. These costs were recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $2.1 million has been paid through December 31, 2004 and $125,000 has been reversed as a change in estimate in 2004, resulting in a remaining accrual of zero.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(in thousands)	July 30, 2003
Cash and cash equivalents	$3,334
Short- and long-term investments	76,283
Other current assets	1,906
Property, plant and equipment	2,143

Total assets acquired	83,666

Current liabilities	2,813
Accrued severance	2,181
Long term debts	12,352

Total liabilities	17,346

Net assets acquired	66,320
Deferred stock-based compensation	511
In-process research and development	2,762

Total purchase price	$69,593

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

The following unaudited pro forma information for the years ended December 31, 2003 and 2002 combines operating results of the Company and Corvas as if they had been combined at the beginning of the period.

	Twelve months ended December 31,
	2003	2002
	(in thousands, except per share amounts)
Revenues	$27,112	$15,411
Net loss	$(43,109)	$(48,888)
Basic and diluted net loss per share	$(1.03)	$(1.29)
Shares used in computation of basic and diluted net loss per share	41,956	38,013

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The pro forma financial results also include in process research and development expense and pro forma adjustments for an increase in deferred stock-based compensation expense related to Corvas’ unvested stock options assumed by Dendreon as of July 30, 2003. The pro forma financial results do not include the pro forma effect of the IPR&D charge as this is a non-recurring charge resulting from the acquisition. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods represented or indicative of results that may be achieved in the future.

4.    RESTRUCTURING

In December 2003, we announced the closure of our San Diego operations acquired through our acquisition of Corvas. The closure allowed us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage on-going programs located in San Diego, we relocated essential San Diego activities and some personnel to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $65,000 and $855,000 was paid in 2003 and 2004, respectively and $69,000 was reversed as a change in estimate in the year ended December 31, 2004 resulting in a remaining accrual of zero. During 2004 we incurred additional restructuring charges of approximately $3.3 million for the estimated fair value of the liability for ongoing lease commitment costs related to the San Diego facility of $3.1 million, other costs associated with the closure of $63,000 and accretion expense on the accrued restructuring charges of $163,000. The estimated fair value of the liability for the lease commitment costs is based on estimated sublease rentals and discounted at a rate of 8%. On the Consolidated Statements of Operations, $3.3 million of these costs are included in general and administrative expense for the year ended December 31, 2004. As of December 31, 2004 we have paid $3.0 million of these costs, of which $1.5 million was a lump sum payment made to terminate the San Diego lease obligations. The remaining $303,000 was reversed in 2004.

(in thousands)	Beginning liability	Incurred in 2004	Paid in 2004	Adjustments	Total
Restructuring charges
Employee termination benefits	$924	$—	$(855)	$(69)	$—
Lease obligation	—	3,103	(2,800)	(303)	—
Accretion expense	—	163	(163)	—	—
Other associated costs	—	63	(63)	—	—

Total	$924	$3,329	$(3,881)	$(372)	$—

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas. We determined that the carrying amount of $689,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in R&D expenses for the year ended December 31, 2004.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

(in thousands)	Cost or Amortized Cost	Fair Market Value
December 31, 2004
Due in one year or less	$122,971	$122,559
Due after one year through two years	18,822	18,670

	$141,793	$141,229

December 31, 2003
Due in one year or less	$55,776	$55,692
Due after one year through five years	13,127	13,150

	$68,903	$68,842

Securities available-for-sale, short- and long-term, consisted of the following:

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2004
Corporate debt securities	$132,820	$28	$(584)	$132,264
Government securities	8,973	—	(8)	8,965

	$141,793	$28	$(592)	$141,229

December 31, 2003
Corporate debt securities	$59,791	$44	$(104)	$59,731
Government securities	9,112	—	(1)	9,111

	$68,903	$44	$(105)	$68,842

In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$132,264	$(571)	$—	$(13)	$132,264	$(584)
Government securities	7,970	(3)	995	(5)	8,965	(8)

Total	$140,234	$(574)	$995	$(18)	$141,229	$(592)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2004	2003
Furniture and office equipment	$764	$545
Laboratory and manufacturing equipment	8,243	7,454
Computer equipment	2,200	1,634
Leasehold improvements	2,306	2,426
Construction in progress	2,098	130

	15,611	12,189
Less accumulated depreciation and amortization	(9,313)	(7,178)

	$6,298	$5,011

Property and equipment included assets under financed leases of $8.1 million and $5.3 million at December 31, 2004 and 2003, respectively. Accumulated depreciation related to assets under financed leases was $4.7 million and $3.3 million at December 31, 2004 and 2003, respectively.

7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

In July 2003, we acquired Corvas. As a result, Corvas’ $10 million, 5.5% convertible senior subordinated promissory notes due 2006 (the “Notes”) became the obligation of Dendreon San Diego LLC. Artisan Equity Limited, the holder of the Notes, exercised its right to cause the Notes to be redeemed pursuant to a “change of control” provision in the Notes.

In accordance with the redemption terms of the Notes, we paid the principal of the Notes to Artisan in cash on September 11, 2003 and paid accreted interest of approximately $2.4 million on the Notes via issuance of 363,263 shares of our common stock.

We had a $5.0 million lease line agreement with Transamerica, a financing company acquired by GE Life Sciences and Technology Financings. As of December 31, 2003, the entire lease line was advanced under the agreement. All of the assets leased under the agreement were sold and leased back by us. No gains or losses were recognized as a result of the sale or leaseback. We have the right to repurchase the leased assets at the end of the lease term for 10% of the original equipment cost.

In 2001, we issued a warrant to purchase 8,688 shares of common stock in connection with the Transamerica lease extension in June 2001, exercisable at a price of $11.51 per share, expiring in June 2008. We valued the warrant issued in 2001 using the Black-Scholes valuation method with the following assumptions: no dividend yields, a life of seven years, and a risk-free interest rate of 6% and volatility of 106%. The value of the warrant was determined to be $60,000, of which $16,000 was recognized in 2004, 2003 and 2002, as additional interest expense.

We have a second agreement with Transamerica under which we have fully financed purchases of $4.0 million of leasehold improvements, laboratory, computer and office equipment. The terms are from 36 to 48 months and bear interest at rates ranging from 8.7% to 14.3% per year and we have granted a security interest in all our assets to Transamerica. The amount of remaining lease payments due on this lease as of December 31, 2004 was approximately $115,000.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings. As of December 31, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under the GE lease line. The lease terms were 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. The undrawn balance under this lease line expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences and Technology Financings. In October 2004, we increased the amount of this lease line with GE to $5.5 million. As of December 31, 2004 we had financed $3.4 million of laboratory, computer and office equipment under the GE lease line. The lease term is 48 months and bears interest at 8.2% to 9.5% per year. The undrawn balance under this agreement expired on December 31, 2004. The amount of remaining lease payments due on this lease as of December 31, 2004 was approximately $3.5 million.

The future minimum lease payments under capital lease obligations were as follows as of December 31, 2004:

(in thousands)	Capital Lease Obligations
Year ending December 31:
2005	$1,382
2006	1,113
2007	933
2008	571

Total payments	3,999
Less amount representing interest	(376)

Present value of payments	3,623
Less current portion of obligations	(1,194)

Long-term portion of obligations	$2,429

8.    STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2004.

On September 18, 2002, our Board of Directors approved the adoption of a Preferred Share Purchase Rights Plan. Terms of the plan provide for a dividend distribution of one preferred share purchase right, or a Right, for each outstanding share of our common stock. The dividend was issued on October 2, 2002 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $45.00 per one one-hundredth of a Preferred Share, subject to adjustment. Each one one-hundredth of a share of Preferred Shares had designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a share of our common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated as of September 18, 2002 entered into between us and Mellon Investor Services, LLC, as rights agent. Initially, the Rights were evidenced by the stock certificates representing our common stock then outstanding, and no separate Rights Certificates, as defined in the Rights Agreement, were distributed. The Rights are not exercisable until a distribution date, as described in the Rights Agreement, and will expire on September 17, 2012, unless they are earlier redeemed or exchanged by us. No rights were exercised at December 31, 2004.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock

In June 2002, we entered into a $25 million equity line financing agreement, or equity line facility with BNY Capital Markets, Inc., or CMI, a registered broker dealer, providing for the potential future issuance by us to CMI of shares of our common stock, which terminated in June 2004.

As of December 31, 2004, we had issued a total of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees. Upon expiration of this facility, we paid CMI an additional fee of $209,000 which was recorded as general and administrative expense in the year ended December 31, 2004.

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective on January 22, 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30.75 million or $30.72 million net of offering costs. On October 29, 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, as amended, under which Diosynth purchased 428,396 shares of our common stock registered under this Registration Statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment, in satisfaction of our initial $3.5 million payment obligation. For accounting purposes, these shares were valued at the date of issuance, resulting in a charge of $4.4 million. As of December 31, 2004, $40.75 million of common stock can be sold under this Registration Statement.

Pursuant to other registration statements, in January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million, or $140.5 million, net of underwriting discounts, commissions and other fees.

Warrants

In August 2002, we entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, we agreed to issue to certain employees of Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share, the remaining 30,000 warrants have an exercise price of $6.25 per share. The warrants have a term of six years and include a “cashless exercise” provision. We have estimated the value of these warrants using the Black-Scholes method, and recorded consulting expense of approximately $234,000. The sale and issuance of the warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. During 2003, Shoreline completed a cashless exercise of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline completed a cashless exercise of 500 and 16,500 warrants with exercise price of $2.50 and $6.25, respectively, resulting in a net issuance of 9,169 shares of common stock.

Additional warrants for 17,384 shares of common stock were outstanding and exercisable at December 31, 2004, with exercise prices ranging from $0.18 to $18.18 per share, and a weighted average exercise price of $14.38. These warrants expire beginning December 2005 through June 2008.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the 2000 Employee Stock Purchase Plan (the Purchase Plan), which was approved by the Board of Directors on March 1, 2000 and approved by the

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the lessor of (i) 1% of the total number of dilutive shares of our common stock then outstanding including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2005, the number of shares reserved for future issuance under the Purchase Plan was automatically increased by 400,000 shares, to an aggregate of 1,600,705 shares.

The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. The Company granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas acquisition, during 2003 and 2004 that were not qualified under the Purchase Plan. We recognized stock-based compensation charges of $2.8 million, including $215,000 of related payroll taxes when the rights were exercised in 2004. Under the provisions of the 2004 offering under the Purchase Plan, the 2004 offering will be terminated on June 30, 2005 prior to the Company’s adoption of FAS 123R.

In 2004 and 2003, 858,277 and 410,432 shares were issued under the Purchase Plan, respectively, at a price of $1.33. In 2002, 77,706 and 111,556 shares were issued under the Purchase Plan at a price of $4.17 and $1.36, respectively.

Stock Option Plans

The 2002 Broad Based Equity Incentive Plan (the 2002 Plan) provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the Common Stock on the date of the grant. Employees, officers, members of the Board of Directors, and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of Dendreon. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the 2000 Plan), which amended and restated our 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. In 2003, the Board of Directors and our shareholders approved amendments to the 2000 plan to (i) increase the number of shares of common stock authorized for issuance under the 2000 plan by an additional 2,000,000 shares; (ii) increase the number of shares of common stock annually reserved for issuance under the 2000 plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) expressly permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5% of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2005, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 9,550,000 shares.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

A summary of our stock option activity is as follows:

	Shares Under Option	Weighted-Average Exercise Price
Balance, January 1, 2002	2,289,912	$7.51
Options granted at fair value	323,800	2.92
Options granted at greater than fair value	949,811	5.25
Options exercised	(228,223)	0.82
Options forfeited	(371,405)	7.04

Balance, December 31, 2002	2,963,895	6.86
Options granted and assumed at fair value	2,618,056	10.90
Options granted at greater than fair value	648,473	6.56
Options exercised	(348,294)	3.07
Options forfeited	(777,848)	13.27

Balance, December 31, 2003	5,104,282	8.17
Options granted at fair value	1,750,950	10.50
Options exercised	(1,064,944)	5.50
Options forfeited	(711,848)	14.42

Balance, December 31, 2004	5,078,440	$8.67

There were 2,355,850, 2,630,965 and 1,233,608 options exercisable at December 31, 2004, 2003 and 2002, respectively, at a weighted-average exercise price of $8.56, $9.21 and $6.93, respectively.

At December 31, 2004, there were 1,005,729 and 400,323 shares available for future grant under the 2000 Plan and the 2002 Plan, respectively.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2004 for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding As of December 31, 2004	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted- Average Exercise Price
$ 0.68 – $ 5.74	1,419,126	7.07	$4.21	967,331	$3.95
$ 5.76 – $ 8.06	1,026,470	8.89	7.41	286,623	7.11
$ 8.12 – $ 9.77	1,075,667	9.25	9.33	230,887	9.08
$ 9.81 – $14.06	1,267,115	7.97	12.23	664,660	12.78
$14.24 – $36.74	290,062	7.03	16.94	206,349	17.94

$ 0.68 – $36.74	5,078,440	8.12	$8.67	2,355,850	$8.56

During the year ended December 31, 2000, in connection with the grant of certain options to employees, we recorded deferred stock-based compensation of $3.1 million, representing the difference between the exercise

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

price and the estimated fair value of our common stock on the date such stock options were granted. In 2003, we recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the Corvas merger. In 2004, we reversed deferred stock-based compensation of $275,000 related to forfeitures resulting from the closure of our San Diego facility. During 2003, we granted members of our management team restricted stock awards that vested 25% upon grant and the balance over a two year period. We recorded deferred stock-based compensation in connection with these awards of $473,000, of which $177,000 and $206,000 was recognized as expense during the years ended December 31, 2003 and 2004, respectively. During 2004, we granted certain employees restricted stock awards that vested 25% in one year and the balance over a three year period. We recorded deferred stock-based compensation in connection with these awards of $588,000, of which $37,000 was recognized as expense during the year ended December 31, 2004. Deferred stock-based compensation is being amortized on accelerated method. In 2004, we extended the post termination period of certain options granted to a former member of the board of directors and recorded stock based compensation of $490,000. During the years ended December 31, 2004, 2003 and 2002, we recognized non-cash deferred stock-based compensation expense of $877,000, $770,000 and $680,000, respectively. We expect amortization of the deferred stock-based compensation to be $251,000, $155,000, $147,000 and $110,000 for the years ending 2005, 2006, 2007 and 2008, respectively. We recorded stock-based consulting expense of zero, $441,000 and $455,000 in 2004, 2003 and 2002, respectively related to grants to non-employees in exchange for services.

We granted options to two former consultants to resolve claims by them of an oral agreement to modify and renew a consulting agreement for two years. We granted the two consultants a total of 90,571 options at an exercise price of $6.23 per share upon execution of a written agreement with them. The options are fully vested and expire in March 2011. We have estimated the value of these options using the Black-Scholes method, and recorded consulting expense of $602,000 in 2003.

Common Stock Reserved

As of December 31, 2004, shares of our common stock were reserved for issuance as follows:

Employee stock purchase plan	1,200,705
Common stock warrants	31,384
Common stock options	6,484,492

7,716,581

9.    INCOME TAXES

The provision for income taxes for the years ended December 31, 2003 and 2002 consisted of Japanese tax withholdings of $1.8 million, $1.6 of which was deferred, and $200,000, respectively, related to certain payments received and to be received from Kirin, respectively. During 2004, the Company reversed its foreign income tax liability and recognized a tax benefit of approximately $1.6 million based on a new tax treaty entered into between the United States and Japan in 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $369.1 million and $112.3 million, respectively. Included in net operating loss carryforwards is approximately $19.4 million relating to stock-based compensation tax deductions, a portion of which, when realized, will be allocated directly to contributed capital. We also had federal and state research and development tax credit carryforwards of approximately $12.7 million and $6.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2024, if not utilized.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
(in thousands)	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$139,038	$110,206
Research credits	19,175	16,101
Capitalized research and development	6,442	7,247
Other	4,496	5,306

Total deferred tax assets	169,151	138,860

Deferred tax liabilities:
Accrued revenue—US	(3,627)	(5,412)
Accrued revenue—Foreign	—	(1,561)

Total deferred tax liabilities	(3,627)	(6,973)

Total deferred tax assets and liabilities	165,524	131,887
Valuation allowance	(165,524)	(133,448)

Net deferred tax assets and liabilities	$—	$(1,561)

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $32.1 million, $85.2 million and $9.7 million during the years ended December 31, 2004, 2003 and 2002, respectively, including an increase of $74.9 million in 2003 related to our acquisition of Corvas.

10.    NET LOSS PER SHARE

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

(in thousands, except share and per share amounts)	2004	2003	2002
Net loss	$(75,240)	$(28,493)	$(24,669)

Weighted average shares used in computation of basic and diluted net loss per share	57,102,863	34,664,059	25,575,949

Basic and diluted net loss per share	$(1.32)	$(0.82)	$(0.96)

We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive for the periods presented. The total number of shares related to outstanding options, warrants and unvested restricted stock that was excluded from the calculations of diluted net loss per common share was 5,124,040, 5,199,447 and 3,532,232 for December 31, 2004, 2003 and 2002, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    COMMITMENTS AND CONTINGENCIES

We have a Bioprocessing Services Agreement with Diosynth RTP, Inc., dated May 16, 2001, as amended, which provides for the scale-up to commercial manufacturing quantities of the antigen used in Provenge. On October 29, 2004, we and Diosynth entered into an amendment to that agreement by which Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.0 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $5.1 million as of December 31, 2004.

We have various other purchase commitments for lab supplies and services of approximately $755,000 as of December 31, 2004. We also have various commitments for manufacturing of approximately $1.4 million as of December 31, 2004.

We lease a facility in Seattle, Washington under a non-cancelable operating lease that expires December 2008. The lease term is ten years and we have the option to extend the lease term for two five-year periods with the same terms and conditions except for rent, which adjusts to market rate. The lessor has also provided us a tenant improvement allowance of $3.5 million, which will be repaid monthly as an addition to the base rent expense over the term of the lease, with interest at 12.5% per year. In November 2001, we entered into a lease agreement for another facility in Seattle, Washington, under a non-cancelable operating lease that expires December 2008. The lease term is eight years, and we have the option to extend the lease term for two five-year periods, with the same terms and conditions except for rent, which adjusts to market rate. The lessor has provided us a tenant improvement allowance of $237,000. We also lease a facility in Mountain View, California under a lease that expires June 2006. We have subleased a portion of this facility under a lease expiring June 2006. In September 2004, we entered into a lease agreement for another facility in Seattle, Washington, under a non-cancelable operating lease that expires September 2009. The lease term is five years, and we have the option to extend the lease term for two five-year periods, with the same terms and conditions except for rent, which adjusts to market rate. The lessor provided us a tenant improvement allowance of $297,000 which was fully consumed as of December 31, 2004.

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $7.9 million, $5.3 million and $5.1 million, respectively, which is net of sublease rental income of $721,000, $731,000 and $370,000, respectively.

Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2004, were as follows:

(in thousands)	Operating Leases	Noncancelable Subleases
Year ending December 31:
2005	$4,768	$552
2006	3,796	263
2007	2,819	—
2008	2,841	—
2009	428	—

Total minimum lease payments	$14,652	$815

On June 16, 2004, our Board of Directors adopted a Change of Control Executive Severance Plan providing severance benefits for participants in the event that their employment terminates involuntarily without cause or

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

for good reason within twelve months after a change of control of us. The benefits include accelerated vesting of stock options and payments for salary replacement of 100% to 200% of base salary, depending upon position, 100% of the maximum target bonus for the position, and outplacement assistance. For accounting purposes, the change in accelerated vesting of stock options on a change in control is considered a stock option modification with a new measurement date. No compensation expense is recorded until we can reasonably estimate the number of options that will benefit from this modification, which would be the date the change in control becomes known. Once the number of options to benefit from this modification are known, we will record compensation based on the remeasured intrinsic value on the date of modification (June 16, 2004). The Compensation Committee of the Board designated members of our management team at the Vice President level and above as eligible participants.

12.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for those employees of Dendreon Corporation who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Employer contributions in 2004, 2003 and 2002 were $229,000, $199,000 and $229,000, respectively.

13.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2004 and 2003.

(in thousands, except per share amounts)	March 31 (a)	June 30	September 30 (a)	December 31
2004
Revenue	$4,679	$212	$69	$75
Total operating expenses	20,026	18,425	24,044	22,932
Loss from operations	(15,346)	(18,213)	(23,976)	(22,857)
Net loss	(14,900)	(15,682)	(22,918)	(21,740)
Basic and diluted net loss per share	(0.28)	(0.27)	(0.39)	(0.37)

(in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2003
Revenue (b)	$1,776	$1,823	$1,777	$21,665
Total operating expenses	9,597	10,163	15,737	19,109
(Loss) income from operations	(7,821)	(8,340)	(13,960)	2,556
Net (loss) income	(7,707)	(8,260)	(13,728)	1,202
Basic and diluted net income (loss) per share	(0.29)	(0.30)	(0.35)	0.03

(a)	During the fourth quarter of 2004, the Company recorded an adjustment for additional stock compensation expense. The adjustment had the effect of increasing operating expenses, loss from operations, and net loss by $1.9 million ($0.04 per share) and $867,000 ($0.02 per share) for the quarters ended March 31, 2004 and September 30, 2004, respectively.
(b)	The December 31, 2003 quarter included revenue of $17.5 million related to the sale of intellectual property rights to Kirin, as described in Note 2 of our Notes to Financial Statements.

We reviewed and refined the methodology used to allocate certain corporate overhead costs to operating expense categories in 2004. During the fourth quarter of 2004, we refined our methodology resulting in the

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

reclassification of approximately $2.5 million from research and development expense to general and administrative expense for the nine months ended September 30, 2004. In addition, certain 2003 costs were also reclassified to conform to the methodology applied in 2004 resulting in the reclassification of approximately $1.4 million from general and administrative expense to research and development expense for the twelve months ended December 31, 2003. The following table summarizes the unaudited operating expenses by quarter for 2004 and 2003, using the refined 2004 methodology and the stock compensation adjustment referred to above, supersede prior amounts disclosed in our 2004 Quarterly Reports on Form 10-Q and in our 2003 Annual Report on Form 10K.

(in thousands)	March 31	June 30	September 30	December 31
2004
Operating expenses:
Research and development	$13,698	$12,454	$19,995	$18,243
Acquired in-process research and development	—	—	—	—
General and administrative	6,110	5,441	3,534	3,754
Marketing	218	530	515	935

Total operating expenses	$20,026	$18,425	$24,044	$22,932

(in thousands)	March 31	June 30	September 30	December 31
2003
Operating expenses:
Research and development	$7,286	$7,851	$9,769	$13,977
Acquired in-process research and development	—	—	1,780	982
General and administrative	2,225	2,158	4,082	3,898
Marketing	86	154	106	252

Total operating expenses	$9,597	$10,163	$15,737	$19,109

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 24, 2003, by and among the registrant, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and Corvas International, Inc., a Delaware corporation. (6)

3.1	Amended and Restated Certificate of Incorporation. (11)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock certificate. (13)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (8)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (8)

4.4	Form of Right Certificate. (8)

10.1	Indemnity Agreement between the registrant and each of its directors and certain of its officers. (2)

10.2	2000 Equity Incentive Plan, as amended. (3)*

10.3	2000 Employee Stock Purchase Plan. (2)*

10.4	Fourth Amended and Restated Stockholders’ Agreement, dated September 3, 1999, between the registrant and certain holders of the registrant’s securities. (13)

10.5	Registration Rights and Shareholder’s Agreement, dated October 18, 1999, between the registrant and Fresenius AG. (13)

10.7	Letter dated September 3, 1998 regarding employment arrangement of Christopher S. Henney and David L. Urdal. (13)

10.8	Lease Agreement, dated October 27, 1992 and commencing July 1, 1993, between the registrant and Vanni Business Park General Partnership. (13)

10.9	Lease Agreement, dated July 31, 1998, between the registrant and ARE-3005 First Avenue, LLC. (13)

10.10	Loan and Security Agreement, dated July 30, 1999, between the registrant and Transamerica Business Credit Corporation. (13)

10.11	Amended and Restated Master Lease Agreement, dated May 28, 1999, between the registrant and Transamerica Business Credit Corporation. (13)

10.12	Second Amendment to Master Lease Agreement, dated January 31, 2000, between the registrant and Transamerica Business Credit Corporation. (13)

10.13	Amended and Restated Collaborative License Agreement, dated August 6, 2002, between the registrant and Kirin Brewery Co., Ltd. (13)

10.14†	Research and License Agreement, dated February 1, 1999, between the registrant and Kirin Brewery Co., Ltd. (13)

10.15	Amended and Restated Manufacturing and Supply Agreement, dated August 6, 2002, between the registrant and Kirin Brewery Co., Ltd. (14)

10.16†	Joint Commercialization Agreement, dated February 1, 2000, between the registrant and Kirin Brewery Co., Ltd. (13)

10.17	Stock Purchase Agreement, dated June 16, 2000, between the registrant and Kirin Brewery, Co., Ltd. (2)

Exhibit Number	Description
10.18	Bioprocessing Services Agreement, dated March 16, 2001, between the registrant and Covance Biotechnology Services, Inc. (now Diosynth RTP, Inc.) (4)

10.19†	Memorandum of Modification to Kirin and Dendreon Collaboration, dated August 3, 2001. (5)

10.20†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the registrant and Gambro Healthcare, Inc. (10)

10.21†	Collaborative Development and Marketing Agreement between the registrant and Genentech, Inc., dated August 1, 2002. (7)

10.22	Equity Investment Agreement between the registrant and Genentech, Inc., dated July 31, 2002. (7)

10.23	Private Equity Line Financing Agreement between the registrant and BNY Capital Markets, Inc., dated June 11, 2002. (9)

10.24	Registration Rights Agreement between the registrant and BNY Capital Markets, Inc., dated June 11, 2002. (10)

10.25	2002 Broad Based Equity Incentive Plan. (12)*

10.26	Executive Employment Agreement, dated October 8, 2004, between the registrant and Mitchell H. Gold, M.D. (15)*

10.27	Executive Employment Agreement, dated October 8, 2004, between the registrant and Martin A. Simonetti (15)*

10.28	Executive Employment Agreement, dated October 8, 2004, between the registrant and Robert Hershberg, M.D., Ph.D. (15)*

10.29	Executive Employment Agreement, dated October 8, 2004, between the registrant and Grant E. Pickering. (15)*

10.30	Executive Employment Agreement, dated December 8, 2004, between the registrant and Richard F. Hamm, Jr. (16)*

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (contained on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C § 1350

(1)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated on June 13, 2003.
(2)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.
(3)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-8, File No. 333-107551 Form 10-K for the fiscal year ended December 31, 2000.
(4)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001.
(5)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended September 30, 2001.
(6)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on February 25, 2003.

(7)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended September 30, 2002.
(8)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002.
(9)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2002.
(10)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2001.
(11)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002.
(12)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-8, File No. 333-85032.
(13)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Registration Statement on Form S-1, File No. 333-31920.
(14)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2002.
(15)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated October 8, 2004.
(16)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K dated December 13, 2004.