Form 10-Q
period 2005-03-31
DENDREON CORP
filed 2005-05-09
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

COMMON STOCK, $0.001 PAR VALUE

PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes No ☐

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 2, 2005 was 59,232,477.

DENDREON CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78,843	$54,501
Short-term investments	93,396	122,559
Accounts receivable	5,757	5,652
Prepaid and other current assets	3,014	3,743

Total current assets	181,010	186,455
Property and equipment, net	8,960	6,298
Long-term investments	2,806	18,670
Receivable, net of current portion	5,298	5,195
Deposits and other assets	735	735

Total assets	$198,809	$217,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,065	$532
Accrued liabilities	9,270	9,903
Accrued compensation	2,293	3,998
Current portion of deferred revenue	93	93
Current portion of capital lease obligations	1,987	1,194

Total current liabilities	14,708	15,720
Deferred revenue, less current portion	615	639
Capital lease obligations, less current portion	3,115	2,429

Total liabilities	18,438	18,788

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized, 59,232,195 and 59,051,775 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	59	59
Additional paid-in capital	420,027	418,929
Deferred stock-based compensation	(481)	(663)
Accumulated other comprehensive loss	(537)	(564)
Accumulated deficit	(238,697)	(219,196)

Total stockholders’ equity	180,371	198,565

Total liabilities and stockholders’ equity	$198,809	$217,353

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(restated)
Revenue	$57	$4,679
Operating expenses:
Research and development	15,889	13,698
General and administrative	3,926	6,110
Marketing	846	218

Total operating expenses	20,661	20,026

Loss from operations	(20,604)	(15,347)
Interest income	1,177	851
Interest expense	(74)	(84)
Other expense	—	(290)

Loss before income taxes	(19,501)	(14,870)
Foreign income tax expense	—	(30)

Net loss	$(19,501)	$(14,900)

Basic and diluted net loss per share	$(0.33)	$(0.28)

Shares used in computation of basic and diluted net loss per share	59,136	53,541

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(restated)
Operating Activities:
Net loss	$(19,501)	$(14,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	759	663
Non-cash stock-based compensation expense	357	1,864
Non-cash stock-based consulting expense	76	—
Non-cash interest expense	—	4
Impairment of fixed assets	—	744
Changes in operating assets and liabilities:
Accounts receivable	(208)	(319)
Other current assets	729	(772)
Deposits and other assets	—	6
Deferred revenue	(24)	(26)
Accounts payable	533	(869)
Accrued liabilities and compensation	(2,338)	(1,286)

Net cash used in operating activities	(19,617)	(14,891)

Investing Activities:
Purchases of investments	—	(126,249)
Maturities of investments	45,054	36,773
Purchases of property and equipment	(1,688)	(400)

Net cash provided by (used in) investing activities	43,366	(89,876)

Financing Activities:
Proceeds from sale-leaseback financing agreement	—	748
Payments on capital lease obligations	(254)	(342)
Proceeds from sale of equity securities, net of issuing costs	—	140,488
Proceeds from exercise of stock options and warrants	178	4,017
Issuance of common stock under the Employee Stock Purchase Plan	669	625

Net cash provided by financing activities	593	145,536

Net increase in cash and cash equivalents	24,342	40,769
Cash and cash equivalents at beginning of year	54,501	44,349

Cash and cash equivalents at end of period	$78,843	$85,118

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$74	$77

Capital expenditures financed through capital lease	$1,733	$—

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

We were founded in 1992 as a Delaware corporation headquartered in Mountain View, California. We relocated to Seattle, Washington in 1999.

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge®, an active immunotherapy for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The accompanying financial information as of December 31, 2004 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of future results that may be expected for the year ending December 31, 2005.

Reclassification

We periodically review and refine the methodology used to allocate certain corporate overhead cost to operating expense categories. Certain prior year items have been reclassified from as originally reported in the Company’s March 31, 2004 Quarterly Report on Form 10-Q to conform to the methodology used for the 2004 fiscal year as previously disclosed and reported for each of the 2004 fiscal quarters in Note 13 of the notes to financial statements included in the 2004 Form 10-K. We have reclassified $506,000 previously reported as research and development expenses to general and administrative expenses for the three months ended March 31, 2004. There was no effect on loss from operations or net loss.

Restatement

The accompanying statements of operations and of cash flows for the three-month period ended March 31, 2004, have been restated from originally reported in the Company’s March 31, 2004 Quarterly Report on Form 10-Q to record additional expense of approximately $1.9 million (0.03 net loss per share) as disclosed and reported in the 2004 Form 10-K. The $1.9 million included $149,000 of accrued payroll tax and $1.8 million of non cash stock based compensation. This restatement increased loss from operations and net loss for such period.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Company management to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an on-going basis, estimates are evaluated, including those related to revenue recognition, investments, fair values of acquired assets, financing activities, long-term service contracts and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“FAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of loss per share were 5,474,934 and 4,559,041 during the three months ended March 31, 2005 and 2004, respectively.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes.” SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, (“APB No. 25”) “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we would be required to adopt SFAS 123R in the fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect adoption to have a significant impact on our consolidated statements of operations and net loss per share. There will be no impact on the Company’s working capital, stockholders’ equity or cash flows.

In December 2004, the FASB issued FAS 153, “Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29.” APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. This amendment of APB 29 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption to have a significant impact on our consolidated statement of operations and net loss per share.

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1, however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.

3.	RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

In December 2003, we announced the closure of our San Diego operations acquired through our acquisition of Corvas International, Inc. The closure allowed us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage on-going programs located in San Diego, we relocated essential San Diego activities and some personnel to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $815,000 was paid in the first quarter of 2004. In the first quarter of 2004, we incurred additional restructuring charges of approximately $2.8 million for the estimated fair value of the liability for ongoing lease commitment costs related to the San Diego facility of $2.6 million, other costs associated with the closure of $63,000 and accretion expense on the accrued restructuring charges of $90,000. The estimated fair value of the liability for the lease commitment costs was based on estimated sublease rentals and discounted at a rate of 8%. As of March 31, 2004 we had paid $308,000 of these costs. As of December 31, 2004, we had paid all such related costs, of which $1.5 million was a lump sum payment made to terminate the San Diego lease obligations. These charges had been included in the general and administration expense.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas International. We determined that the carrying amount of $689,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in R&D expenses for the quarter ended March 31, 2004.

4.	ACCOUNTING FOR STOCK BASED COMPENSATION

We have elected to follow APB No. 25, and related interpretations, in accounting for employee stock options, rather than the alternative fair value accounting allowed by SFAS No. 123. Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123, amended by SFAS No. 148, (“SFAS No. 148”) “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant or modification. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

Pro forma information regarding net loss is required by SFAS No. 123 and SFAS No. 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended March 31, 2005 and 2004: no dividend yields; expected lives of the options of 5.0 and 4.0 years; risk-free interest rates of 3.9% and 2.4%, and volatility of 96% and 93%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of SFAS 123.

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Net loss, as reported	$(19,501)	$(14,900)
Add: stock based employee compensation expense included in reported net loss	357	1,864
Deduct: pro forma expense determined based on the fair value method of FAS 123	(2,056)	(3,409)

Pro forma net loss	$(21,200)	$(16,445)

Basic and diluted net loss per share as reported	$(0.33)	$(0.28)

Pro forma and basic and diluted net loss per share	$(0.36)	$(0.31)

5.	COMPREHENSIVE LOSS

We reported comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. Our comprehensive income (loss) consisted of net loss plus changes in unrealized gain or loss on securities as follows:

	Three months ended March 31,
	2004	2003
Net loss	$(19,501)	$(14,900)
Net unrealized gain on securities	27	41

Comprehensive loss	$(19,474)	$(14,859)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements concerning matters that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as believe, expects, likely, may and plans are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made under the caption, “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

We have incurred significant losses since our inception. As of March 31, 2005, our accumulated deficit was $238.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses, general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge.

We anticipate that we will not generate revenue from the sale of our commercial therapeutic products for the next two years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, and with revenue, including license fees and milestone payments, received from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased research and clinical trial activity. Clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing clinical trials and advance other potential products in clinical development.

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

Trial D9901 approached, but did not meet its main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients, those with tumors that had been classified as Gleason score 7 or less, who appeared to benefit most significantly by treatment with Provenge compared to patients who received placebo. Gleason score is a common measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. In these men, Provenge appeared to delay disease progression. Our second Phase 3 trial, D9902, was still underway when the D9901 results on progression were obtained and the survival follow up was still ongoing. Based on discussions with the Food and Drug Administration (FDA), we amended D9902 to contain two parts: D9902 Part A (D9902A) includes those patients enrolled regardless of Gleason score, and Part B (D9902B) restricts enrollment to those patients most like the group of patients that appeared to benefit in D9901, those with Gleason scores of 7 or less. Trial D9902B has received a positive Special Protocol Assessment from the FDA.

More recently, we completed the planned three year follow-up for survival on the D9901 patients and disclosed that a significant survival advantage was seen in those patients who had been assigned to the Provenge arm compared to those who had been assigned to receive placebo. According to the final three year intent-to-treat analysis, patients receiving Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients receiving placebo have a relative risk of dying that is 70 percent higher than those patients receiving Provenge. In addition, 34 percent of patients receiving Provenge were alive at 36 months compared to 11 percent of patients receiving placebo (p-value = 0.0046). The survival benefit seen with Provenge was independent of a patient’s Gleason score. As in previous studies, Provenge was generally well tolerated.

Final results from trial D9902A also did not achieve statistical significance for delaying the time to disease progression. A preliminary analysis of overall survival in the D9902A clinical trial indicated that both the survival rates and the median survival benefit compared to placebo show trends that are similar to the results observed in the final three-year survival analysis of the D9901 study. We plan to complete the final pre-specified, three year survival analysis of the D9902A study in the summer of 2005.

Provenge has Fast Track designation from the FDA for the treatment of men with Gleason score 7 or less with asymptomatic, metastatic androgen-independent prostate cancer. We are currently conducting a pivotal Phase 3 clinical trial of Provenge, D9902B, in this indication. We are also completing a Phase 3 double-blind placebo controlled trial (P-11) in androgen-dependent prostate cancer. We own commercialization rights for Provenge worldwide.

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

Neuvenge (APC8024)

Neuvenge is our investigational immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. The data indicates that Neuvenge stimulates a robust immune response and is well-tolerated. We are presently designing Phase 2 trials of Neuvenge in women with metastatic breast cancer.

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

Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against a membrane-bound serine protease. Under the terms of the collaboration, Abgenix, Inc. will use its human antibody technologies to generate and select antibodies against this serine protease. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. The companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

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

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Restatement

The accompanying statements of operations and of cash flows for the three month period ended March 31, 2004, have been restated from as originally reported in the Company’s March 31, 2004 Quarterly Report on Form 10-Q to record additional stock-based compensation and payroll tax expenses of approximately $1.9 million as disclosed and reported in the 2004 Form 10-K. This restatement increased loss from operations and net loss.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenue

Revenue was $57,000 and $4.7 million for the three months ended March 31, 2005 and 2004, respectively. The period over period decrease was due to revenue recognized during 2004 in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. Revenues recognized in 2005 relate to previously deferred revenue and royalty income.

Research and Development Expenses

Research and development expenses increased to $15.9 million for the three months ended March 31, 2005, from $13.7 million for the three months ended March 31, 2004. The increase was primarily due to contract manufacturing to support the D9902B clinical trial and to prepare commercial level production runs, personnel related costs, clinical expense due to increased patients and other costs associated with the D9902B clinical trial.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three months ended March 31, 2005 and 2004 were as follows (in millions):

	2005	2004
Clinical programs:
Cancer	$5.5	$3.1
Indirect costs	8.6	8.6

Total clinical programs	14.1	11.7
Discovery research	1.8	2.0

Total research and development expense	$15.9	$13.7

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses including rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.

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

In October 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.2 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $4.6 million as of March 31, 2005. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance.

General and Administrative Expenses

General and administrative expenses decreased to $3.9 million for the three months ended March 31, 2005, from $6.1 million during the comparative prior year period. The decrease in 2005 was primarily due to cost associated with the closure of the San Diego facility of approximately $2.8 million in 2004, offset by increases in compensation and personnel-related costs due to increased headcount in 2005.

Marketing

Marketing expenses increased to $846,000 for the three months ended March 31, 2005 from $218,000 during the comparative prior year period. The 2005 increase was primarily due to increased personnel-related costs, advertising costs associated with the development of marketing strategies relating to Provenge and recruiting efforts for the D9902B clinical trial, market research and medical education.

Interest Income

Interest income increased to $1.2 million during the three months ended March 31, 2005 from $851,000 during the comparative prior year period. The increase in 2005 was primarily due to higher average balances of cash, cash equivalents, short- and long- term investments and higher average interest rates, offset by a decrease in interest income earned on short- and long-term receivables.

Interest Expense

Interest expense was $74,000 during the three months ended March 31, 2005 compared to $84,000 during the comparative prior year period. We expect interest expense to increase in the future as a result of additional financing of capital purchases.

Other Expense

Other expense of $290,000 for the three months ended March 31, 2004 was attributable to the realized loss on the sale of Nuvelo common stock. In February 2004, at the closing of the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair value of $4.1 million. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of closing, the value of the common stock had appreciated to $4.1 million. During the three months ended March 31, 2004, all shares of Nuvelo stock were liquidated for $3.8 million, resulting in a realized loss of $290,000, which was recognized as other expense.

Stock-Based Compensation Expense

We recorded stock-based compensation expense of $357,000 during the three months ended March 31, 2005, and approximately $1.9 million during the comparative prior year period. We recorded stock-based consulting expense of $76,000 and zero during the three months ended March 31, 2005 and 2004, respectively, related to grants to non-employees. We are currently evaluating the requirements under SFAS 123R and expect the adoption of the standard to have a significant impact on our consolidated statement of operations and net loss per share.

Stock-based compensation expense consists of the amortization of deferred stock-based compensation resulting from the grant of stock options at exercise prices less than the fair value of the common stock on the grant date and the issuance of stock options to non-employees in exchange for services and to stock option modifications. The Company granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas International acquisition, which were not qualified under the employee stock purchase plan and were considered as compensatory. We recognized stock-based compensation charges of approximately $1.8 million and $149,000 accrued payroll tax, when the rights were exercised, during the three months ended March 31, 2004. Of the $1.8 million non cash stock based compensation, $1.5 million was recorded as research and development expense and $249,000 as general and administrative expense. The company recorded an additional $392,000 in the quarter ended March 31, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $175.0 million at March 31, 2005. We have financed our operations to date primarily through proceeds from the sale of our equity securities, cash receipts from collaboration arrangements, interest income earned, equipment lease financings and loan facilities. In connection with the 2003 acquisition of Corvas International we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $180.7 million from the sale of our equity securities since January 1, 2003, of which $140.5 million resulted from our January 2004 follow-on offering. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the three months ended March 31, 2005 and 2004 was $19.6 million and $14.9 million, respectively. Expenditures were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased clinical trial and clinical manufacturing activity, and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short- and long-term investments, consist primarily of purchases of property and equipment. At March 31, 2005, our aggregate investment in equipment and leasehold improvements was $17.3 million, a substantial portion of which had been funded through capital lease lines. In 2005, we plan to continue to fund our capital equipment and leasehold improvements through financing facilities. We entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resources Planning system. The capital lease has a term of 34 months and bears interest at 3% per year.

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective in January 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30.75 million or $30.72 million net of offering costs. In October 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, under which Diosynth purchased 428,396 shares of our common stock registered under this Registration Statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. The total purchase price was $3.5 million. As of March 31, 2005, $40.75 million of common stock can be sold under this Registration Statement. Under this registration statement, we may sell our common stock directly to purchasers, to or through underwriters or dealers, through agents, or through a combination of such methods.

Pursuant to other registration statements, in January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts, commissions and other offering costs.

In the event that we offer our stock directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price for any such shares sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent trends in the market price of our common stock, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales.

As of March 31, 2005, we anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 21 months, including, among other things:

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

As of March 31, 2005, we had an accumulated deficit of $238.7 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs, clinical trials, contract manufacturing, general and administrative expenses in support of operations and marketing expenses. We do not expect to achieve significant product sales or royalty revenue for two years or more, and we may never do so. We expect to incur additional operating losses over the next several years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may continue to cause, our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we do not successfully submit a Biologics License Application on Provenge with the FDA, if the FDA fails to approve Provenge for commercialization or, if approved by the FDA, we fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely fall.

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

We have a collaboration with Genentech, Inc. for the research, development and commercialization of potential therapies targeting trp-p8. We also have collaborations with Abgenix, Inc. for the research, development and commercialization of monoclonal antibodies for a selected antigen from our portfolio of serine proteases, and Dyax Corp. for the research, development and commercialization of cancer therapeutics focused on serine protease inhibitors. Each of these collaborations involve potential products that are at the preclinical stage of development, and we believe the risks described above that are associated with later stage products are less likely to materially impact us if they occur. To date, we have not experienced difficulties with these collaborations that have had a material negative effect on our business or research and product development efforts, and we have not been negatively affected by consolidations involving potential collaborators. However, it is possible that we could encounter difficulties with these collaborators in the future that could have a material adverse effect on our business.

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc. and Therion Biologics Corporation are developing prostate cancer vaccines that could potentially compete with Provenge. AVI BioPharma, Inc. and Therion Biologics Corporation are in Phase 2 clinical trials of their prostate cancer vaccines. Cell Genesys, Inc. has initiated Phase 3 clinical trials of its prostate cancer vaccine. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere, was approved by the FDA in 2004 for the therapeutic treatment of metastatic androgen-independent prostate cancer.

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

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge, and its components and our other product candidates. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we cannot contract for large-scale manufacturing capabilities that we require on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.23 respectively in 2004, and $11.04 and $5.34 during the three months ended March 31, 2005. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,344,235 shares in 2004, and 2,031,530 shares during the three months ended March 31, 2005. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of March 31, 2005, these registration rights covered approximately 8,912,218 shares of our common stock which were then outstanding and an additional 28,384 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Our issuance of shares pursuant to existing or future collaborations or other agreements or under our shelf registration statement will dilute the equity ownership of our existing stockholders.

Under our agreement with Genentech, Inc., if a specified milestone relating to trp-p8 is achieved, Genentech, Inc. is obligated to purchase from us $2.5 million of our common stock at a price based on the average closing price of our stock over the 30 prior trading days.

An agreement between Abgenix, Inc., Inc. and Corvas International provides that in the event the parties elect to expand the research program covered by that agreement, Abgenix, Inc. would be obligated to purchase $5 million of Corvas International common stock. In our acquisition of Corvas International, our subsidiary, Dendreon San Diego LLC, succeeded to the rights and obligations of Corvas International under this agreement. In the event that the parties elect to expand the research program, we anticipate that the equity investment by Abgenix, Inc. would be made in exchange for shares of Dendreon common stock.

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

As of March 31, 2005, we had short-term investments of $93.4 million and long-term investments of $2.8 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by approximately $202,023, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

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

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrants

In 2002, we issued 60,000 warrants to purchase our common stock to certain employees of Shoreline Pacific, LLC in connection with a contract for financial advisory and consulting services. 30,000 warrants have an exercise price of $2.50 per share and 30,000 warrants have an exercise price equal to $6.25 per share. On January 12, 2005, a Shoreline warrant holder completed a cashless exercise of 3,000 warrants with an exercise price of $6.25 resulting in a net issuance of 1,161 shares of common stock.

As of March 31, 2005, 11,000 warrants remain outstanding and are exercisable at any time. The issuance of the warrants to Shoreline Pacific (and the issuance of common stock upon exercise thereof) was exempt from the registration provisions of the Securities Act under Section 4(2) thereof because of the nature of the transaction and the Shoreline warrant holders and the manner in which the offering was conducted.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.

(b) Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarterly period ended March 31, 2005:

•	Form 8-K for the event of January 11, 2005, as filed on January 11, 2005, reporting, under Item 8, information about a press release announcing preliminary data from our D9902A study of Provenge.

•	Form 8-K for the event of February 17, 2005, as filed on February 17, 2005, reporting, under Item 8, information about a press release announcing information from our D9901 study of Provenge.

•	Form 8-K for the event of March 15, 2005, as filed on March 16, 2005, furnishing, under Item 2.02, a press release reporting the financial results for our fourth quarter and fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of May, 2005

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