Form 10-Q
period 2005-06-30
DENDREON CORP
filed 2005-08-08
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

COMMON STOCK, $0.001 PAR VALUE

PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes  ☐ No

Indicate by check mark whether the registrant (1) is an accelerated filer (as defined in Rule 12b-2 of the Act).   ☑ Yes  ☐ No

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 5, 2005 was 59,342,863.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,550	$54,501
Short-term investments	123,738	122,559
Accounts receivable	5,868	5,652
Prepaid and other current assets	3,379	3,743

Total current assets	136,535	186,455
Property and equipment, net	8,953	6,298
Long-term investments	28,638	18,670
Receivable, net of current portion	5,401	5,195
Deposits and other assets	735	735

Total assets	$180,262	$217,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$680	$532
Accrued liabilities	8,425	9,903
Accrued compensation	2,005	3,998
Current portion of deferred revenue	87	93
Current portion of capital lease obligations	2,058	1,194

Total current liabilities	13,255	15,720
Deferred revenue, less current portion	598	639
Capital lease obligations, less current portion	2,796	2,429
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized at June 30, 2005, 59,329,477 and 59,051,775 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	59	59
Additional paid-in capital	420,496	418,929
Deferred stock-based compensation	(371)	(663)
Accumulated other comprehensive loss	(354)	(564)
Accumulated deficit	(256,217)	(219,196)

Total stockholders’ equity	163,613	198,565

Total liabilities and stockholders’ equity	$180,262	$217,353

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
				(restated)
Revenue	$58	$212	$115	$4,891
Operating expenses:
Research and development	13,501	12,454	29,390	26,152
General and administrative	4,089	5,441	8,015	11,551
Marketing	1,158	530	2,004	748

Total operating expenses	18,748	18,425	39,409	38,451

Loss from operations	(18,690)	(18,213)	(39,294)	(33,560)
Interest income	1,302	1,025	2,479	1,876
Interest expense	(132)	(86)	(206)	(170)
Other expense	—	—	—	(290)

Loss before income taxes	(17,520)	(17,274)	(37,021)	(32,144)
Foreign tax benefit	—	1,592	—	1,562

Net loss	$(17,520)	$(15,682)	$(37,021)	$(30,582)

Basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.63)	$(0.55)

Shares used in computation of basic and diluted net loss per share	59,226	57,735	59,182	55,638

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(restated)
Operating Activities:
Net loss	$(37,021)	$(30,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,532	1,278
Non-cash stock-based employee compensation expense	467	2,512
Non-cash stock-based consulting expense	118	—
Impairment of fixed assets	—	689
Changes in operating assets and liabilities:
Accounts receivable	(422)	(664)
Other current assets	364	(1,863)
Deposits and other assets	—	40
Deferred revenue	(47)	(52)
Accounts payable	148	(808)
Accrued liabilities and compensation	(3,471)	(2,638)

Net cash used in operating activities	(38,332)	(32,088)

Investing Activities:
Purchases of investments	(217,762)	(209,105)
Maturities of investments	206,825	71,356
Proceeds from asset sales	—	174
Purchases of property and equipment	(2,337)	(1,179)

Net cash used in investing activities	(13,274)	(138,754)

Financing Activities:
Proceeds from sale-leaseback financing arrangement	—	1,705
Payments on capital lease obligations	(619)	(767)
Proceeds from sale of equity securities, net of issuing costs	—	140,461
Proceeds from exercise of stock options and warrants	175	4,722
Issuance of common stock under the Employee Stock Purchase Plan	1,099	625

Net cash provided by financing activities	655	146,746

Net decrease in cash and cash equivalents	(50,951)	(24,096)
Cash and cash equivalents at beginning of year	54,501	44,349

Cash and cash equivalents at end of period	$3,550	$20,253

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$206	$159

Capital expenditures financed through capital lease	$1,850	$—

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

We are a Seattle-based biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge®, an active immunotherapy for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The accompanying financial information as of December 31, 2004 has been derived from audited financial statements. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of future results that may be expected for the year ending December 31, 2005 or any other future period.

Reclassification

We periodically review and refine the methodology used to allocate certain corporate overhead costs to operating expense categories. Certain prior year items have been reclassified from originally reported in our June 30, 2004 Quarterly Report on Form 10-Q to conform to the methodology used for the 2004 fiscal year as previously disclosed and reported for each of the 2004 fiscal quarters in Note 13 of the notes to financial statements included in the 2004 Form 10-K. We have reclassified $1.1 million and $1.6 million previously reported as research and development expenses to general and administrative expenses for the three-month and six-month periods ended June 30, 2004, respectively. There was no effect on loss from operations or net loss.

Restatement

The accompanying statement of operations and statement of cash flows for the six-month period ended June 30, 2004, have been restated from the amounts originally reported in our June 30, 2004 Quarterly Report on Form 10-Q to record additional expense of approximately $1.9 million (0.03 net loss per share) as disclosed and reported in the 2004 Annual Report on Form 10-K. The $1.9 million included $149,000 of accrued payroll tax and $1.8 million of non-cash stock based compensation. This restatement increased loss from operations and net loss for each respective period.

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an on-going basis, estimates are evaluated, including those related to revenue recognition, investments, fair values of acquired assets, financing activities, long-term service contracts and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 5,520,327 and 4,581,483 for the three and six months ended June 30, 2005 and 2004, respectively.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in the year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”). “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS 123R in the fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect adoption to have a significant impact on our consolidated statements of operations and net loss per share as we expect to grant options in future periods. There will be no impact on our working capital, stockholders’ equity or cash flows.

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

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $903,000 had been paid and $35,000 was reversed as a change in estimate as of June 30, 2004 resulting in a remaining accrual of $51,000 as of June 30, 2004. In the first six months of 2004 we incurred additional restructuring charges of approximately $3.3 million for the estimated fair value of the liability for ongoing lease commitment costs related to the San Diego facility of $3.1 million, other costs associated with the closure of $63,000 and accretion expense on the accrued restructuring charges of $90,000. The estimated fair value of the liability for the lease commitment costs was based on estimated sublease rentals and discounted at a rate of 8%. As of June 30, 2004 we had paid $806,000 of these costs. As of December 31, 2004, we had paid all such related costs, of which $1.5 million was a lump sum payment made to terminate the San Diego lease obligations. These net charges had been included in general and administration expense.

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

4.	INCREASE IN AUTHORIZED SHARES

On June 8, 2005 at our 2005 annual meeting, the stockholders approved the increase in the number of authorized shares of common stock from 80,000,000 to 150,000,000 and a corresponding increase in the total authorized capital stock from 90,000,000 to 160,000,000 consisting of 150,000,000 shares of common stock and 10,000,000 shares of preferred stock.

5.	ACCOUNTING FOR STOCK BASED COMPENSATION

We have elected to follow APB 25, and related interpretations, in accounting for employee stock options, rather than the alternative fair value method allowed by SFAS 123. Under APB 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS 123, amended by “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”) requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant or modification. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

On June 8, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under our 2000 and 2002 equity incentive plans that have exercise prices per share of $5.25 or higher. Options to purchase approximately 2.5 million shares of our common stock became exercisable immediately. Options held by directors and executive officers were included in the vesting acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The options had a range of exercise prices of $5.28 to $16.30 and a weighted average exercise price of $8.87. The closing price of our common stock on June 8, 2005 was $4.99. Pro forma stock-based employee compensation expense for the three- and six-months ended June 30, 2005 reflects an additional $6.0 million, as a result of the accelerated vesting. We took this action because it will reduce the negative impact on our results from operations beginning in 2006 when SFAS 123R becomes effective. Subject to certain assumptions, including the continued employment of the affected optionees, as a result of the acceleration we expect to reduce the stock option expense we otherwise would be required to record by approximately $3.6 million in 2006, $1.8 million in 2007 and $0.6 million in 2008 on a pre-tax basis.

Pro forma information regarding net loss is required by SFAS 123 and SFAS 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended June 30, 2005 and 2004: no dividend yields; expected lives of the options of 5.0 and 4.0 years; risk-free interest rates of 3.9% and 2.5%, and volatility of 94% and 91%, respectively. Because the determination of the fair value of our options is based on assumptions described above, and because additional option grants are expected to be made in future periods, and the one-time acceleration of unvested “out-of-the-money” options during the three months ended June 30, 2005, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of SFAS 123.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(17,520)	$(15,682)	$(37,021)	$(30,582)
Add: stock based employee compensation expense included in reported net loss	110	648	467	2,512
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(11,606)	(2,267)	(13,686)	(5,630)

Pro forma net loss	$(29,016)	$(17,301)	$(50,240)	$(33,700)

Basic and diluted net loss per share as reported	$(0.30)	$(0.27)	$(0.63)	$(0.55)
Pro forma and basic and diluted net loss per share	$(0.49)	$(0.30)	$(0.85)	$(0.61)

6.	COMPREHENSIVE LOSS

We reported comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on securities as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net loss	$(17,520)	$(15,682)	$(37,021)	$(30,582)
Net unrealized gain (loss) on securities	183	(753)	210	(712)

Comprehensive loss	$(17,337)	$(16,435)	$(36,811)	$(31,294)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements concerning matters that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “believes,” “expects,” “likely,” “may,” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. The product candidates most advanced in development are active immunotherapies designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge®, an active immunotherapy for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of June 30, 2005, our accumulated deficit was $256.2 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses, general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.

We anticipate that we will not generate revenue from the sale of our commercial therapeutic products for the next few years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, and with license fees and milestone payments received from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased contract manufacturing costs and clinical trial activity. Clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing clinical trials and advance other potential products in clinical development.

Provenge (APC8015)

Our first Phase 3 clinical trial, D9901, of Provenge, was a double-blind placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. After disease progression, placebo patients were given the option to receive salvage therapy on a separate open label study. Both protocols required patients to be followed for survival for three years after enrollment.

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

We completed the planned three year follow-up for survival on the D9901 patients and disclosed this year that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month (21%) improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than those patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo (p-value = 0.0046). The survival benefit seen with Provenge was independent of a patient’s Gleason score.

More recently, we disclosed results from the second randomized Phase 3 trial, D9902A. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of Provenge in 98 men with asymptomatic, metastatic, androgen-independent (hormone-refractory) prostate cancer showed a 20 percent improvement in median survival for patients who were randomized to receive Provenge compared to placebo. In addition, at the three-year final follow up, the percentage of patients alive in the Provenge-treated group was substantially greater than the percentage of patients alive who received placebo. As expected from the interim analysis, the results from this study did not meet the criteria for statistical significance based on a log rank test. A secondary analysis using a Cox multivariate regression analysis of overall survival, which adjusts for prognostic factors known to influence survival, met the criteria for statistical significance. The hazard ratio observed in this analysis was similar to that seen in our D9901 trial.

A supplemental analysis that examined pooled survival data from the two companion Phase 3 clinical studies (D9901 and D9902A) showed a statistically significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, a 23 percent increase in median survival was seen in patients randomized to receive Provenge compared to placebo. In addition, at the three-year final follow up, the percentage of patients alive in the Provenge-treated group was substantially greater than the percentage of patients alive who received placebo. In the combined D9901 and D9902A analysis, a Cox multivariate regression analysis of overall survival also met the criteria for statistical significance. In both studies, Provenge was generally well tolerated.

Further analyses of the D9902A data are ongoing and we anticipate presenting the results at an upcoming medical meeting.

Provenge has Fast Track designation from the FDA for the treatment of men with Gleason score 7 or less with asymptomatic, metastatic, androgen-independent prostate cancer. We are currently conducting a pivotal Phase 3 clinical trial of Provenge, D9902B, in this indication. We recently completed enrollment in a Phase 3 double-blind placebo-controlled trial, P-11, in men with androgen-dependent prostate cancer. We own commercialization rights for Provenge worldwide.

We expect to have discussions with the FDA in the second half of 2005 to determine the most efficient pathway to regulatory approval of Provenge. If the FDA agrees that the survival benefit observed in D9901 and D9902A is sufficient to serve as the clinical basis of an application then we would anticipate submitting a Biologics License Application (BLA) in 2006. We may amend the current ongoing D9902B study protocol to enroll men regardless of their Gleason score. If D9902B is amended and is required for regulatory approval and is successful in meeting its specified endpoints, we would submit a BLA after 2006. Notwithstanding the foregoing, as noted in “Factors that May Affect Results of Operations and Financial Condition”, there can be no assurance that FDA approval of Provenge will be granted as the FDA can delay, limit or withhold approval of a product candidate for many reasons.

Neuvenge (APC8024)

Neuvenge is our investigational active immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. We are presently designing a Phase 2 clinical trial of Neuvenge in metastatic breast cancer, as well in other HER2/neu expressing cancers.

Preclinical Research and Development Programs

In addition to other active immunotherapies in preclinical research and development, we have monoclonal antibody and small molecule product candidates in preclinical research and development programs. We have a monoclonal antibody program that targets HLA-DR and the use of antibodies directed to this target to kill cancer cells. Other monoclonal antibody and small molecule product candidates include product candidates being developed with our collaborators.

Our collaboration with Genentech, Inc. targets the development of product candidates directed against trp-p8, a cancer-specific ion channel. We are currently engaged in discovering, evaluating and developing monoclonal antibody and small molecule therapeutics that modify trp-p8 function.

Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibody candidates against a membrane-bound serine protease. Under the terms of the collaboration, Abgenix, Inc. will use its human antibody technologies to generate and select antibodies against this serine protease. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. The companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximates fair market value. Our cash equivalents, short- and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenue

Revenue was $58,000 and $212,000 for the three months ended June 30, 2005 and 2004, respectively. Revenue was $115,000 and $4.9 million for the six months ended June 30, 2005 and 2004, respectively. The six-month decrease was primarily due to revenue recognized in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. Revenues recognized in 2005 relate to previously deferred revenue and royalty income.

Research and Development Expenses

Research and development expenses increased to $13.5 million for the three months ended June 30, 2005, from $12.5 million for the three months ended June 30, 2004. Research and development expenses increased to $29.4 million for the six months ended June 30, 2005, from $26.2 million for the six months ended June 30, 2004. The three- and six-month increases in 2005 were primarily due to contract manufacturing to support the D9902B clinical trial and to prepare commercial level production runs and personnel related costs.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and six months ended June 30, 2005 and 2004 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Clinical programs:
Cancer	$3.3	$4.2	$8.8	$7.3
Indirect costs	8.4	5.4	17.0	14.0

Total clinical programs	11.7	9.6	25.8	21.3
Discovery research	1.8	2.9	3.6	4.9

Total research and development expense	$13.5	$12.5	$29.4	$26.2

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

We anticipate that we will not generate revenue from the sale of our commercial therapeutic products for the next few years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations with revenue received from collaborations, milestone payments and license fees from our current or future collaborators and our available cash resources. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipts of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased contract manufacturing of antigen scale up and clinical trial activity.

In October 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce the antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.4 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $4.8 million as of June 30, 2005. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance.

General and Administrative Expenses

General and administrative expenses decreased to $4.1 million for the three months ended June 30, 2005, from $5.4 million for the three months ended June 30, 2004. General and administrative expenses decreased to $8.0 million for the six months ended June 30, 2005, from $11.6 million for the six months ended June 30, 2004. The three- and six-month decreases in 2005 were primarily due to costs associated with the closure of the San Diego facility in 2004 and decreased legal fees, partially offset by increases in compensation and personnel-related costs due to increased headcount in 2005. We expect general and administrative expenses to increase in the future due to increased personnel to support the Provenge D9902B clinical trial and commercialization efforts.

Marketing Expenses

Marketing expenses increased to $1.2 million for the three months ended June 30, 2005 from $530,000 for the three months ended June 30, 2004. Marketing expenses increased to $2.0 million for the six months ended June 30, 2005 from $748,000 for the six months ended June 30, 2004. The three- and six-month increases in 2005 were primarily due to increased personnel-related costs, advertising costs associated with the development of marketing strategies relating to Provenge and recruiting efforts for the D9902B clinical trial, market research and medical education. We expect marketing expenses to increase in the future as we develop marketing strategies for Provenge.

Interest Income

Interest income increased to $1.3 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. Interest income increased to $2.5 for the six months ended June 30, 2005 from $1.9 million for the six months ended June 30, 2004. The three- and six-month increases in 2005 were primarily due to higher average interest rates, offset by a decrease in interest income earned on short- and long-term receivables. We expect interest income to decrease in the future due to a declining cash balance.

Other Expense

Other expense of $290,000 for the six months ended June 30, 2004 was attributable to the realized loss on the sale of Nuvelo common stock. In February 2004, at the closing of the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair market value of $4.1 million. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of closing, the value of the common stock had appreciated to $4.1 million. During the three months ended March 31, 2004, all shares of Nuvelo stock were liquidated for $3.8 million, resulting in a realized loss of $290,000, which was recognized as other expense. There was no such expense in 2005.

Foreign Tax Benefit

During the six months ended June 30, 2004, we reversed our foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends. There was no such benefit in 2005.

Stock-Based Compensation Expense

We recorded stock-based employee compensation expense of $110,000 and $467,000 during the three- and six-month periods ended June 30, 2005, respectively, and approximately $648,000 and $2.5 million during the three- and six-month periods ended June 30, 2004. We recorded stock-based consulting expense related to grants to non-employees of $42,000 and $118,000 during the three- and six-month periods ended June 30, 2005, respectively, and zero during the three-month and six-month periods ended June 30, 2004. We are currently evaluating the requirements under SFAS 123R and expect the adoption of the standard to have a significant impact on our consolidated statement of operations and net loss per share since we expect to grant additional option grants in future periods.

Stock-based compensation expense consists of the amortization of deferred stock-based employee compensation resulting from the grant of stock options at exercise prices less than the fair market value of the common stock on the grant date and the issuance of stock options to non-employees in exchange for services and to stock option modifications. We granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas International acquisition, which were not qualified under the employee stock purchase plan and were considered compensatory. We recognized stock-based compensation charges of approximately $1.8 million and $149,000 of accrued payroll tax, when the rights were exercised, during the six months ended June 30, 2004. Of the $1.8 million non-cash stock based compensation, $1.5 million was recorded as research and development expense and $249,000 as general and administrative expense. We recorded an additional $392,000 in the six months ended June 30, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $155.9 million at June 30, 2005. We have financed our operations to date primarily through proceeds from the sale of our equity securities, cash receipts from collaboration arrangements, interest income earned, equipment lease financings and loan facilities. In connection with the 2003 acquisition of Corvas International we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $181.2 million from the sale of our equity securities since January 1, 2003, of which $140.5 million resulted from our January 2004 follow-on offering. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $38.3 million and $32.1 million, respectively. Expenditures were a result of personnel costs, contract manufacturing costs, clinical trial costs, research and development expenses, general and administrative expenses in support of our operations and marketing expenses. We expect net cash used in operating activities to increase in the future, as a result of increased clinical trial and contract manufacturing activities and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short- and long-term investments, consist primarily of purchases of property and equipment. At June 30, 2005, our aggregate investment in equipment, leasehold improvements and construction in progress was $19.8 million, a substantial portion of which had been funded through capital lease lines. In 2005, we plan to continue to fund our capital equipment and leasehold improvements through financing facilities. In February 2005, we entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resources Planning system. The capital lease has a term of 34 months and bears interest at 3% per year.

On January 6, 2003, we filed a “shelf” Registration Statement with the SEC to sell up to $75 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective in January 2003. In June 2003, we sold 4.4 million shares of common stock at a price of $7.00 per share for gross proceeds of $30.75 million or $30.72 million net of offering costs. In October 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, under which Diosynth purchased 428,396 shares of our common stock registered under this Registration Statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. The total purchase price was $3.5 million. As of June 30, 2005, $40.75 million of common stock can be sold under this Registration Statement. Under this registration statement, we may sell our common stock directly to purchasers, to or through underwriters or dealers, through agents, or through a combination of such methods.

Pursuant to another registration statement, in January 2004, we sold 11.8 million shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts, commissions and other offering costs.

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

As of June 30, 2005, we anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months, including, among other things:

•	supporting our pivotal Phase 3 trial of Provenge;

•	manufacturing scale-up and infrastructure development related to the commercialization of Provenge;

•	preparation of an FDA application for approval of Provenge; and

•	continuing internal research and development.

We may need additional financing. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through sales of our common stock under a registration statement, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have a history of operating losses. We expect to continue to incur losses, and we may never become profitable.

As of June 30, 2005, we had an accumulated deficit of $256.2 million. We do not have any products that generate material revenue from product sales or royalties. Operating losses have resulted principally from costs incurred in research and development programs, clinical trials, contract manufacturing, and general and administrative expenses in support of operations and marketing expenses. We do not expect to achieve significant commercial product sales or royalty revenue for the next few years, and we may never do so. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may continue to cause, our stockholders’ equity and working capital to decrease. We may not be successful in obtaining regulatory approval and commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

Our nearer-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to successfully develop and commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, an active immunotherapy for prostate cancer. Provenge has been and is currently being tested in several Phase 3 clinical trials. FDA approval of Provenge depends on, among other things, our successfully completing a Biologics License Application based on the data from our Phase 3 clinical trials with results that meet FDA requirements for approval. We might fail to complete or experience material delays in completing this application. In addition, the results from our Phase 3 trials and our other clinical trials of Provenge might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting manufacturing or other requirements for approval of Provenge by the FDA. Although we are in discussions with the FDA about our regulatory approval strategy from D9901 and D9902A, those discussions may not change current projections for when we may obtain such approval. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

If we fail to enter into collaboration agreements for our product candidates, if they are needed, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, our product candidate most advanced in development, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that will provide some or all of such physical resources and systems as well as financial resources and expertise.

Collaborators may be able to provide us with financial and physical resources, systems and expertise for the commercialization of Provenge. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

The occurrence of any of these events could adversely affect the commercialization of Provenge and harm our business and stock price by delaying the date on which sales of the product may begin, if it is approved by the FDA, by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market. In addition, a collaborator for Provenge may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts.

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

It is expensive to develop and commercialize cancer immunotherapy, monoclonal antibody, small molecule product candidates and other potential new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Once commercialized, a product, including Provenge, may not achieve revenues that exceed the costs of producing and selling it. Our capital and future revenues may not be sufficient to support the expenses of our operations, the development of commercial infrastructure, the costs of sales, and the conduct of our clinical trials and preclinical research. We may need to raise additional capital to:

•	fund operations;

•	conduct clinical trials;

•	continue the research and development of our product candidates; and

•	commercialize our product candidates.

We believe that our cash on hand, including our cash equivalents and short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 12 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

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

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate our clinical trials and our development programs. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

We may take longer to complete our clinical trials than we project, or we may not be able to complete them at all.

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans may cause significant delays in the completion of our clinical trials. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial. We may not complete our clinical trials of Provenge when or as projected or commence or complete clinical trials involving any of our other product candidates as projected or may not conduct them successfully.

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

D9901 and D9902A, our first two Phase 3 clinical trials of Provenge, did not meet their main objective of showing a statistically significant delay in the median time to disease progression in the overall patient population in the studies. Data from our clinical trials may not be sufficient to support approval by the FDA of Provenge or our other potential products. The clinical trials of Provenge or our other product candidates may not continue or be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

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

To date, the FDA has not approved for commercial sale in the United States any cancer immunotherapy designed to stimulate an immune response against cancer. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for marketing and commercial sale, which may impede our ability to obtain FDA approvals. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and reduce our stock price.

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

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

Market acceptance of our product candidates, if any, is uncertain.

Even if Provenge or any of our other potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payers.

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

We are also subject to the risk of claims, whether meritorious or not, that our active immunotherapy candidates infringe a patent owned by a third party. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid or not infringed. We may not be able to establish non-infringement, however, and we may not be able to establish invalidity of the other party’s patent. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

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

The availability and amount of reimbursement for our potential products and the manner in which government and private payers may reimburse for our potential products is uncertain.

We expect that many of the patients who seek treatment with Provenge or any other products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly approved products, especially novel products such as ours, is not certain, and those regulations and interpretive rulings are subject to change. The Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003, provides for a reduction in the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or others of our product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

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

If we do not progress in our programs as anticipated, our stock price is likely to decrease.

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

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.23 respectively in 2004, and $11.04 and $4.31 during the six months ended June 30, 2005. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,344,235 shares in 2004, and 1,520,846 shares during the six months ended June 30, 2005. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our certificate of incorporation and bylaws will make it more difficult for a third party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be junior to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation.

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

We have granted registration rights in connection with the issuance of our securities to a number of our stockholders and warrant holders. In the aggregate, as of June 30, 2005, these registration rights covered approximately 8,903,522 shares of our common stock which were then outstanding and an additional 19,688 shares of our common stock which may become outstanding upon the exercise of warrants that were then outstanding. If these registration rights, or similar registration rights that may apply to securities we may issue in the future, are exercised by the holders, it could result in additional sales of our common stock in the market, which may have an adverse effect on our stock price.

Our issuance of shares pursuant to existing or future collaborations or other agreements or under our shelf registration statement will dilute the equity ownership of our existing stockholders.

Under our agreement with Genentech, Inc., if a specified milestone relating to trp-p8 is achieved, Genentech, Inc. is obligated to purchase from us $2.5 million of our common stock at a price based on the average closing price of our stock over the prior 30 trading days.

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

We may sell up to $40.75 million of our common stock under our outstanding shelf registration statement. Future sales under this or any future shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we had short-term investments of $123.7 million and long-term investments of $28.6 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by approximately $609,503, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to Dendreon and our consolidated subsidiaries is recorded, processed and made known to management on a timely basis, including during the period when we prepare our periodic SEC reports. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously disclosed in our Annual Report on Form 10K under Item 9A, for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (“2004 Form 10-K”), management concluded that as of December 31, 2004 our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) internal control model. Management concluded that there was a material weakness as of December 31, 2004 for insufficient controls related to the Company’s accounting for stock purchase rights granted under the Company’s Employee Stock Purchase Plan (“ESPP”). Specifically, this material weakness related to ineffective controls over assessing the terms of stock purchase rights to determine whether such rights meet the conditions of a non-compensatory right. As a result of these ineffective controls, the Company incorrectly accounted for certain previously issued compensatory stock purchase rights as though they were non-compensatory rights. Management restated its previously issued quarterly financial data for the first and third quarters of 2004 to reflect the increase in stock-based compensation expense, additional paid-in-capital and accrued compensation. The restated amounts related to certain stock purchase rights exercised in 2004 that had been granted to employees hired after August 1, 2002, including those involved in the acquisition of Corvas International, Inc.

Our management began formulating a remediation plan once the material weakness was identified in early 2005. The remediation plan implemented new controls including comprehensive documentation and specific procedures to ensure each employee can appropriately participate in the ESPP as well as detailed documentation of the ESPP stock purchase calculation. The new controls also include management oversight, documentation review and a final approval process that requires signatures from the Stock Plan Administrator, Controller and Senior Director of Accounting Operations prior to purchasing any ESPP shares. The new controls have been successfully implemented and used for a complete ESPP enrollment and purchase cycle. These new controls will be subject to ongoing testing as part of management’s 2005 certification of internal controls.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 8, 2005 in Seattle, Washington. Of the 59,232,195 shares of common stock outstanding as of the record date, 53,981,932 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:

1.	To elect four Directors to hold office for a term as defined in the proxy statement and until their successors are duly and qualified, each Director received the number of votes set opposite his or her respective name:

Nominee	For	Withheld
Richard B. Brewer	50,610,339	3,371,593
Mitchell H. Gold, M.D.	50,463,505	3,518,427
Ruth B. Kunath	48,154,422	5,827,510
M. Blake Ingle, Ph.D.	50,603,602	3,378,330

2.	To approve an increase in the number of authorized shares of our common stock, as described in the proxy statement:

Votes
For	46,410,008
Against	7,377,367
Abstain	194,557

There were no other matters voted upon at the Annual Meeting.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock certificate (2)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (3)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Director, Accounting Operations

32	Section 1350 Certification of Chief Executive Officer and Senior Director, Accounting Operations

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 8th day of August, 2005

DENDREON CORPORATION

By:	/s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

(1)

Exhibit Number	Description
3.1	Certificate of Incorporation

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock certificate (2)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (3)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (4)

4.4	Form of Right Certificate (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Senior Director, Accounting Operations

32	Section 1350 Certification of Chief Executive Officer and Senior Director, Accounting Operations

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(2)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.