Form 10-Q
period 2005-09-30
DENDREON CORP
filed 2005-11-08
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes    No ☑

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 4, 2005 was 59,366,273.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,435	$54,501
Short-term investments	56,731	122,559
Accounts receivable	5,980	5,652
Prepaid and other current assets	2,868	3,743

Total current assets	121,014	186,455
Property and equipment, net	10,899	6,298
Long-term investments	22,407	18,670
Receivable, net of current portion	5,504	5,195
Restricted cash	3,288	—
Deposits and other assets	935	735

Total assets	$164,047	$217,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,935	$532
Accrued liabilities	9,070	9,903
Accrued compensation	3,895	3,998
Current portion of deferred revenue	86	93
Current portion of capital lease obligations	2,013	1,194

Total current liabilities	16,999	15,720
Deferred revenue, less current portion	578	639
Capital lease obligations, less current portion	2,332	2,429
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 59,355,141 and 59,051,775 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	59	59
Additional paid-in capital	420,509	418,929
Deferred stock-based compensation	(139)	(663)
Accumulated other comprehensive loss	(387)	(564)
Accumulated deficit	(275,904)	(219,196)

Total stockholders’ equity	144,138	198,565

Total liabilities and stockholders’ equity	$164,047	$217,353

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(restated)		(restated)
Revenue	$58	$69	$173	$4,960
Operating expenses:
Research and development	15,986	19,995	45,376	46,147
General and administrative	4,308	3,534	12,323	15,085
Marketing	718	515	2,722	1,263

Total operating expenses	21,012	24,044	60,421	62,495

Loss from operations	(20,954)	(23,975)	(60,248)	(57,535)
Interest income	1,337	1,108	3,816	2,983
Interest expense	(70)	(50)	(276)	(220)
Other expense	—	—	—	(290)

Loss before income taxes	(19,687)	(22,917)	(56,708)	(55,062)
Foreign tax benefit	—	—	—	1,562

Net loss	$(19,687)	$(22,917)	$(56,708)	$(53,500)

Basic and diluted net loss per share	$(0.33)	$(0.39)	$(0.96)	$(0.95)

Shares used in computation of basic and diluted net loss per share	59,339	58,245	59,234	56,513

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(restated)
Operating Activities:
Net loss	$(56,708)	$(53,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,204	1,852
Non-cash stock-based employee compensation expense	628	3,361
Non-cash stock-based consulting expense	175	—
Impairment of fixed assets	—	689
Changes in operating assets and liabilities:
Accounts receivable	(637)	(941)
Other current assets	875	(416)
Restricted cash related to New Jersey facility	(3,288)	—
Deposits and other assets	(200)	(64)
Deferred revenue	(68)	(76)
Accounts payable	1,403	2,369
Accrued liabilities and compensation	(936)	(345)

Net cash used in operating activities	(56,552)	(47,071)

Investing Activities:
Purchases of investments	(338,593)	(237,989)
Maturities of investments	400,861	129,777
Proceeds from asset sales	—	174
Purchases of property and equipment	(4,955)	(1,496)

Net cash provided by (used in) investing activities	57,313	(109,534)

Financing Activities:
Proceeds from sale-leaseback financing arrangement	—	1,705
Payments on capital lease obligations	(1,128)	(1,114)
Proceeds from sale of equity securities, net of issuing costs	—	140,461
Proceeds from exercise of stock options and warrants	202	5,163
Issuance of common stock under the Employee Stock Purchase Plan	1,099	1,145

Net cash provided by financing activities	173	147,360

Net increase (decrease) in cash and cash equivalents	934	(9,245)
Cash and cash equivalents at beginning of year	54,501	44,349

Cash and cash equivalents at end of period	$55,435	$35,104

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$375	$206

Capital expenditures financed through capital lease	$1,850	$—

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

We are a Seattle-based biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The accompanying financial information as of December 31, 2004 has been derived from audited financial statements. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of future results that may be expected for the year ending December 31, 2005 or any other future period.

Reclassification

We periodically review and refine the methodology used to allocate certain corporate overhead costs to operating expense categories. Certain prior year items have been reclassified from originally reported in our September 30, 2004 Quarterly Report on Form 10-Q to conform to the methodology used for the 2004 fiscal year as previously disclosed and reported for each of the 2004 fiscal quarters in Note 13 of the notes to financial statements included in the 2004 Form 10-K. We have reclassified $917,000 and $2.5 million previously reported as research and development expenses to general and administrative expenses for the three-month and nine-month periods ended September 30, 2004, respectively. There was no effect on loss from operations or net loss.

Restatement

The accompanying statement of operations and statement of cash flows for the nine-month period ended September 30, 2004, have been restated from the amounts originally reported in our September 30, 2004 Quarterly Report on Form 10-Q to record additional expense of approximately $2.8 million (0.05 net loss per share) as disclosed and reported in the 2004 Annual Report on Form 10-K. The $2.8 million included $2.6 million of non-cash stock based compensation and $215,000 of accrued payroll tax. This restatement increased loss from operations and net loss for each respective period.

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

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 5,662,748 and 4,539,904 for the three and nine months ended September 30, 2005 and 2004, respectively.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS 123R in the fiscal quarter ending March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect adoption to have a significant impact on our consolidated statements of operations and net loss per share as we expect to grant stock-based compensation in future periods. There will be no impact on our working capital, stockholders’ equity or cash flows.

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

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $920,000 had been paid as of September 30, 2004 and $65,000 was reversed as a change in estimate resulting in a remaining accrual of $4,000 as of September 30, 2004. During 2004, we incurred additional restructuring charges of approximately $3.3 million for the estimated fair value of the liability for ongoing lease commitment costs related to the San Diego facility of $3.1 million, other costs associated with the closure of $63,000 and accretion expense on the accrued restructuring charges of $137,000. The estimated fair value of the liability for the lease commitment costs was based on estimated sublease rentals and discounted at a rate of 8%. During the third quarter of 2004, we reversed restructuring charges of $303,000 due to the estimated impact of an anticipated settlement for the early termination of our San Diego lease agreement. As of December 31, 2004, we had paid all such related costs, of which $1.5 million was a lump sum payment made to terminate the San Diego lease obligations. These net charges were included in general and administration expense.

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

4.	LEASE OF COMMERCIAL MANUFACTURING SPACE

On August 18, 2005 we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. Property and equipment on the accompanying balance sheet as of September 30, 2005 includes $2.3 million of construction in progress related to the build-out and construction of the New Jersey facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit which is recorded as restricted cash on the accompanying consolidated balance sheet as of September 30, 2005. In addition to the letter of credit, the restricted cash balance includes a collateral amount of $164,000, which is required by Wells Fargo, the bank that issued the letter of credit on our behalf.

5.	ACCOUNTING FOR STOCK BASED COMPENSATION

We have elected to follow APB 25, and related interpretations, in accounting for employee stock options, rather than the alternative fair value method allowed by SFAS 123. Under APB 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. SFAS 123, amended by “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), requires companies that continue to follow APB 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS 123. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require using a Black-Scholes option pricing model and re-measuring such stock options to the current fair market value as the underlying option vests.

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant or modification. Deferred stock-based compensation is amortized over the vesting period of the underlying option using the graded vesting method.

On June 8, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under our 2000 and 2002 equity incentive plans that have exercise prices per share of $5.25 or higher. Options to purchase approximately 2.5 million shares of our common stock became exercisable immediately. Options held by directors and executive officers were included in the vesting acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The options had a range of exercise prices of $5.28 to $16.30 and a weighted average exercise price of $8.87. The closing price of our common stock on June 8, 2005 was $4.99. Pro forma stock-based employee compensation expense for the nine-months ended September 30, 2005 reflects an additional $6.0 million as a result of the accelerated vesting. We took this action because it will reduce the negative impact on our results from operations beginning in 2006 when SFAS 123R becomes effective. Subject to certain assumptions, including the continued employment of the affected optionees, as a result of the acceleration we expect to reduce the stock option expense we otherwise would be required to record by approximately $3.6 million in 2006, $1.8 million in 2007 and $0.6 million in 2008 on a pre-tax basis.

Pro forma information regarding net loss is required by SFAS 123 and SFAS 148 as if we had accounted for our employee stock options under the fair value method. The fair value of our options was estimated at the date of grant using the minimum value method for periods prior to our initial public offering and the Black-Scholes method for subsequent periods, with the following assumptions for the three months ended September 30, 2005 and 2004: no dividend yields; expected lives of the options of 5.0 and 4.9 years; risk-free interest rates of 4.0% and 3.5%, and volatility of 93% and 97%, respectively. Because the determination of the fair value of our options is based on assumptions described above, additional option grants are expected to be made in future periods, and the acceleration of unvested “out-of-the-money” options during the three months ended June 30, 2005 is not expected to be reoccurring, this pro forma information is not likely to be representative of the pro forma effects on reported net income or loss for future periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table illustrates what net loss would have been had we accounted for our stock options under the provisions of SFAS 123.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(19,687)	$(22,917)	$(56,708)	$(53,500)
Add: stock based employee compensation expense included in reported net loss	161	849	628	3,361
Deduct: pro forma compensation expense determined based on the fair value method of FAS 123	(91)	(2,080)	(13,459)	(7,664)

Pro forma net loss	$(19,617)	$(24,148)	$(69,539)	$(57,803)

Basic and diluted net loss per share as reported	$(0.33)	$(0.39)	$(0.96)	$(0.95)
Pro forma and basic and diluted net loss per share	$(0.33)	$(0.41)	$(1.17)	$(1.02)

6.	COMPREHENSIVE LOSS

We reported comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive income (loss) consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Net loss	$(19,687)	$(22,917)	$(56,708)	$(53,500)
Net unrealized gain (loss) on securities	(33)	317	177	(395)

Comprehensive loss	$(19,720)	$(22,600)	$(56,531)	$(53,895)

7.	SUBSEQUENT EVENTS

On November 4, 2005, we entered into a construction agreement with The Henderson Corporation. Under the terms of the agreement, The Henderson Corporation will perform construction related services and arrange for, monitor, supervise, administer and subcontract for the construction of our facility in Hanover, New Jersey. The agreement provides that we will pay The Henderson Corporation a guaranteed maximum price of $15 million.

Also, on November 4, 2005, we entered into a construction agreement with AES Clean Technology, Inc. Under the terms of the agreement, AES Clean Technology will design and construct clean rooms, production modules, related corridors and ancillary systems to be located in our facility in Hanover, New Jersey. AES Clean Technology, Inc. will coordinate with The Henderson Corporation and our architect in connection with all such design and construction services. The agreement provides that we will pay AES Clean Technology a guaranteed maximum price of $7.2 million.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Factors That May Affect Results of Operations and Financial Condition” set forth in this Form 10-Q, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of targeted therapies for cancer. Our portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. The product candidates most advanced in development are active immunotherapies designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of September 30, 2005, our accumulated deficit was $275.9 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.

We anticipate that we will not generate revenue from the sale of our potential commercial therapeutic products for the next few years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, future equity offerings and with license fees and milestone payments received from our collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased contract manufacturing costs and clinical trial activity. Clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing clinical trials and advance other potential products in clinical development.

Provenge (sipuleucel-T)

In September 2005 we announced plans to submit a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge. We anticipate submitting a BLA for Provenge to the FDA in 2006. We own commercialization rights for Provenge worldwide. Provenge has Fast Track designation from the FDA for the treatment of asymptomatic patients with metastatic, androgen-independent prostate cancer.

Our first Phase 3 clinical trial of Provenge, D9901, was a randomized double-blind placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. After disease progression, placebo patients were given the option to receive salvage therapy of Provenge on a separate open label study. The protocols for both trials required patients to be followed for survival for three years after enrollment.

Trial D9901 approached, but did not meet its primary endpoint of showing a statistically significant delay in time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients, those with tumors that had been classified as Gleason score 7 or less, who appeared to benefit most significantly by treatment with Provenge compared to patients who received placebo. Gleason score is a common measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. In these men, Provenge appeared to delay disease progression. Our second Phase 3 trial, D9902, was still underway when the D9901 results on progression were obtained and the survival follow up was still ongoing. Based on discussions with the FDA, we amended D9902 to contain two parts: D9902 Part A (D9902A) includes those patients enrolled regardless of Gleason score, and Part B (D9902B), which currently restricts enrollment to those patients most like the group of patients that appeared to benefit in D9901, those with Gleason scores of 7 or less.

We completed the planned three year follow-up for survival on the D9901 patients and disclosed in May 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month (21%) improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than those patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. The survival benefit seen with Provenge was independent of a patient’s Gleason score. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that patients who received placebo had a relative risk of dying more than twice as high as that of patients who received Provenge (p-value = 0.002, adjusted hazard ratio = 2.1).

In October 2005, we disclosed results from the second randomized Phase 3 trial, D9902A. Trial D9902A did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of Provenge in 98 men with asymptomatic, metastatic, androgen-independent (hormone-refractory) prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month, 21% improvement in median survival (p-value = 0.331, hazard ratio = 1.3). A Cox multivariate regression analysis of overall survival defined by the study of D9901, which adjusts for the same prognostic factors known to influence survival seen in that study, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = 1.9). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the three-year final follow up, 32 percent of patients who received Provenge were alive compared to only 21 percent of the patients who received placebo, a 52 percent improvement in the survival rate.

An integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a statistically significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 percent of the patients who received placebo, a greater than 100 percent improvement. In both studies, Provenge was generally well tolerated. The following table summarizes the results of the Provenge studies:

Summary of PROVENGE Studies	Study 1 (D9901) N = 127	Study 2 (D9902A) N = 98	Studies 1 and 2 Integrated N = 225
Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9
Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)
Hazard Ratio p-value (log rank)	1.7 p=0.010	1.3 p=0.331	1.5 p=0.011
Hazard Ratio p-value (Cox regression, adj.)	2.1 p=0.002	1.9 p=0.023	1.8 p=0.0006
36-Month Survival: % (patients)
Provenge	34% (28)	32% (21)	33% (49)
Placebo	11% (5)	21% (7)	15% (12)

We are currently conducting another Phase 3 clinical trial of Provenge, D9902B. We are in discussions with the FDA to modify the protocol for this trial to, among other things, open the trial to men regardless of Gleason score and elevate survival to the primary endpoint. Our BLA submission is not dependent on the results of D9902B. We recently disclosed that enrollment had been completed in a Phase 3 double-blind placebo controlled trial (P-11) in androgen-dependent prostate cancer.

Neuvenge (lapuleucel-T)

Neuvenge is our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. We are presently designing a Phase 2 clinical trial of Neuvenge in metastatic breast cancer, as well as in other HER2/neu expressing cancers.

Preclinical Research and Development Programs

In addition to other active immunotherapies in preclinical research and development, we have monoclonal antibody and small molecule product candidates in preclinical research and development programs. These also include product candidates being developed with our collaborators.

Our collaboration with Genentech, Inc. targets the development of product candidates directed against trp-p8, an ion channel found in prostate cancer cells. We are currently engaged in discovering, evaluating and developing small molecule therapeutics that modify trp-p8 function. We have discovered selective trp-p8 small molecule agonists that induce cell death and inhibit the growth of trp-p8 positive tumors in animals. Lead compounds are orally bio-available and potent agonists of trp-p8 function.

Our collaboration with Abgenix, Inc. is focused on the discovery, development and commercialization of fully-human monoclonal antibody candidates against a membrane-bound serine protease. Under the terms of the collaboration, Abgenix, Inc. will use its human antibody technologies to generate and select antibodies against this serine protease. Both Dendreon and Abgenix will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. The companies will share equally in the product development costs and any profits from sales of products successfully commercialized from co-development efforts.

We also are collaborating with Dyax Corp. to discover, develop and commercialize monoclonal antibody, small protein and peptide inhibitors for two serine protease targets. Under the terms of this agreement, both companies will jointly develop any product candidates that may be identified and will share commercialization rights and will share profits, if any, from any marketed products.

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

License Fees: License fees from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectability is reasonably assured and the price is fixed and determinable.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenue

Revenue decreased to $58,000 for the three months ended September 30, 2005, from $69,000 for the three months ended September 30, 2004. Revenue decreased to $173,000 for the nine months ended September 30, 2005, from $5.0 million for the nine months ended September 30, 2005. The nine-month decrease was primarily due to revenue recognized in 2004 in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. Revenues recognized in 2005 relate to previously deferred revenue and royalty income.

Research and Development Expenses

Research and development expenses decreased to $16.0 million for the three months ended September 30, 2005, from $20.0 million for the three months ended September 30, 2004. Research and development expenses decreased to $45.4 million for the nine months ended September 30, 2005, from $46.1 million for the nine months ended September 30, 2004. The three- and nine-month decreases in 2005 were primarily due to decreased contract manufacturing costs and decreased non-cash stock based compensation expense partially offset by increased personnel related costs. Contract manufacturing costs are expected to increase in the future to prepare commercial level production runs and to support the D9902B clinical trial.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Clinical programs:
Cancer	$2.6	$10.2	$11.4	$17.8
Indirect costs	10.9	4.9	27.9	15.2

Total clinical programs	13.5	15.1	39.3	33.0
Discovery research	2.5	4.9	6.1	13.1

Total research and development expense	$16.0	$20.0	$45.4	$46.1

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

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. Our collaborative partners benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the indications or field of science and geographic territories, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis, primarily quarterly.

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

We anticipate that we will not generate revenue from the sale of our potential commercial therapeutic products for the next few years. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, future equity offerings and license fees and milestone payments received from our current or future collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased contract manufacturing of antigen scale up and clinical trial activity.

In October 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce the antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.4 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount, which would not exceed $4.2 million as of September 30, 2005. In addition, we are obligated under the amended agreement to pay fees in the event of delays in our required performance.

General and Administrative Expenses

General and administrative expenses increased to $4.3 million for the three months ended September 30, 2005, from $3.5 million for the three months ended September 30, 2004. The three-month increase in 2005 was primarily due to increased personnel-related costs due to increased headcount in 2005, partially offset by decreased legal fees. General and administrative expenses decreased to $12.3 million for the nine months ended September 30, 2005, from $15.1 million for the nine months ended September 30, 2004. The nine-month decrease in 2005 were primarily due to costs associated with the closure of the San Diego facility in 2004, decreased non-cash stock based compensation expense and decreased legal fees, partially offset by increases in personnel-related costs due to increased headcount in 2005. We expect general and administrative expenses to increase in the future due to increased personnel to support the Provenge D9902B clinical trial and commercialization efforts.

Marketing Expenses

Marketing expenses increased to $718,000 for the three months ended September 30, 2005 from $515,000 for the three months ended September 30, 2004. Marketing expenses increased to $2.7 million for the nine months ended September 30, 2005 from $1.3 million for the nine months ended September 30, 2004. The three- and nine-month increases in 2005 were primarily due to increased personnel-related costs, advertising costs associated with the development of marketing strategies relating to Provenge and recruiting efforts for the D9902B clinical trial, market research and medical education. We expect marketing expenses to increase in the future as we develop marketing strategies for Provenge.

Interest Income

Interest income increased to $1.3 million for the three months ended September 30, 2005, from $1.1 million for the three months ended September 30, 2004. Interest income increased to $3.8 million for the nine months ended September 30, 2005, from $3.0 million for the nine months ended September 30, 2004. The three- and nine-month increases in 2005 were primarily due to higher average interest rates, offset by a decrease in interest income earned on short- and long-term receivables and a declining cash and investment balances. We expect interest income to decrease in the future due to a declining cash balance.

Other Expense

Other expense of $290,000 for the nine months ended September 30, 2004 was attributable to the realized loss on the sale of Nuvelo common stock. In February 2004, at the closing of the Nuvelo license agreement, we acquired 789,889 shares of Nuvelo stock with a fair market value of $4.1 million. The originally negotiated value of the license agreement was $4.0 million ($500,000 cash and common stock valued at $3.5 million). At the time of closing, the value of the common stock had appreciated to $4.1 million. During the three months ended March 31, 2004, all shares of Nuvelo stock were liquidated for $3.8 million, resulting in a realized loss of $290,000, which was recognized as other expense. There was no such expense in 2005.

Foreign Tax Benefit

During the nine months ended September 30, 2004, we reversed our foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other intercompany dividends. There was no such benefit in 2005.

Stock-Based Compensation Expense

We recorded stock-based employee compensation expense of $161,000 and $628,000 during the three- and nine-month periods ended September 30, 2005, respectively, and approximately $849,000 and $3.4 million during the three- and nine-month periods ended September 30, 2004. We recorded stock-based consulting expense related to grants to non-employees of $57,000 and $175,000 during the three- and nine-month periods ended September 30, 2005, respectively, and zero during the three-month and nine-month periods ended September 30, 2004. We are currently evaluating the requirements under SFAS 123R and expect the adoption of the standard to have a significant impact on our consolidated statement of operations and net loss per share since we expect to grant additional stock-based compensation in future periods.

Stock-based compensation expense consists of the amortization of deferred stock-based employee compensation resulting from the grant of stock options at exercise prices less than the fair market value of the common stock on the grant date and the issuance of stock options to non-employees in exchange for services and stock option modifications. We granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas International acquisition, which were not qualified under the employee stock purchase plan and were considered compensatory. We recognized stock-based compensation charges of approximately $2.6 million and $215,000 of accrued payroll tax, when the rights were exercised, during the nine months ended September 30, 2004. Of the $2.6 million non-cash stock based compensation, $2.2 million was recorded as research and development expense and $429,000 as general and administrative expense. We recorded an additional $392,000 in the nine months ended September 30, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short- and long-term investments were $134.6 million at September 30, 2005. We have financed our operations to date primarily through proceeds from the sale of our equity securities, cash received from collaboration arrangements, interest income earned, equipment lease financings and loan facilities. In connection with the 2003 acquisition of Corvas International we acquired $79.6 million of cash, cash equivalents and short- and long-term investments. We have received net proceeds of $181.2 million from the sale of our equity securities since January 1, 2003, of which $140.5 million resulted from our January 2004 follow-on offering. To date, inflation has not had a material effect on our business.

Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $56.6 million and $47.1 million, respectively. Expenditures were a result of personnel costs, contract manufacturing costs, clinical trial costs, research and development expenses, general and administrative expenses in support of our operations and marketing expenses. We expect net cash used in operating activities to increase in the future as a result of increased clinical trial and contract manufacturing activities, and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short- and long-term investments, consist primarily of purchases of property and equipment. At September 30, 2005, our aggregate investment in equipment, leasehold improvements and construction in progress was $22.3 million, a substantial portion of which had been funded through capital lease lines. In February 2005 we entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resource Planning system. The capital lease has a term of 34 months and bears interest at 3% per year. In 2005, we plan to continue to fund our capital equipment and leasehold improvements through financing facilities.

On August 18, 2005 we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. Property and equipment on the accompanying balance sheet as of September 30, 2005 includes $2.3 million of construction in progress related to the build-out and construction of the New Jersey facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit which is recorded as restricted cash on the accompanying consolidated balance sheet as of September 30, 2005. In addition to the letter of credit, the restricted cash balance includes a collateral amount of $164,000, which is required by Wells Fargo.

The incremental cost of contractual commitments related to the additional leased space in Hanover, New Jersey is (in thousands):

Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Operating Lease	$7,200	$834	$1,932	$2,090	$2,344

All other contractual commitments are disclosed in the 2004 Form 10-K.

On November 4, 2005, we entered into construction agreements with The Henderson Corporation and AES Clean Technology to perform construction improvements to our facility in Hanover, New Jersey. Both construction agreements are guaranteed maximum price contracts and provide for maximum payments to The Henderson Corporation and AES Clean Technology of $15 million and $7.1 million, respectively.

In June 2003, we sold 4.4 million registered shares of common stock at a price of $7.00 per share for net proceeds of $30.7 million. In October 2004, we and Diosynth RTP, Inc. entered into an amendment to our Bioprocessing Services Agreement dated March 16, 2001, under which Diosynth purchased 428,396 shares of our common stock, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. The total purchase price was $3.5 million.

In January 2004, we sold 11.8 million registered shares of our common stock at a price of $12.75 per share for gross proceeds of $150 million or $140.5 million, net of underwriting discounts, commissions and other offering costs.

On August 12, 2005, we filed a “shelf” Registration Statement with the SEC to sell up to $150 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-102351) effective in October 2005.

In the event that we offer our stock directly to purchasers or to purchasers through agents, the shares may be sold at a single closing and a single price, or at multiple closings and at multiple prices. We expect that the price for any shares sold in such circumstances will reflect our negotiations with prospective investors, the market price of our common stock, recent market trends, other factors considered material by the prospective investors and, if applicable, consultation with any agent involved with the sale or sales.

As of September 30, 2005, we anticipate that our cash on hand, including our cash equivalents, short- and long-term investments, and cash generated from our collaboration arrangements will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months.

We may need additional financing. Additional financing may not be available on favorable terms, or at all. If we are unable to raise additional funds through the sale of our common stock under a registration statement, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials.

RISK FACTORS THAT MAY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks Relating to our Financial Position and Need for Additional Financing

We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.

As of September 30, 2005, we had an accumulated deficit of $275.9 million. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations and marketing expenses. We do not expect to achieve significant commercial product sales for the next few years, and we may never achieve these goals. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of Provenge and our other potential products. These losses, among other things, have caused and may continue to cause, our stockholders’ equity and working capital to decrease. We may not be successful in obtaining necessary regulatory approvals and commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

We are likely to require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy, monoclonal antibody and small molecule product candidates as well as other potential new products. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates, which is costly. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future revenues may not be sufficient to support the expenses of our operations, the conducting of our clinical trials and preclinical research, the costs of sales, and the development of commercial infrastructure. We may need to raise additional capital to:

•	fund operations;

•	conduct clinical trials;

•	continue our preclinical research and development programs;

•	cover manufacturing costs, including facilities-related expenditures; and

•	commercialize our product candidates.

We believe that our cash on hand, including our cash equivalents and short-term investments and cash generated from our collaborative arrangements will be sufficient to meet our projected operating and capital requirements for at least the next 12 months. However, we may need additional financing within this time frame depending on a number of factors, including the following:

•	the costs of preparing and supporting a BLA for FDA approval of Provenge;

•	our Phase 3 trial of Provenge, D9902B, and in clinical trials of our other products;

•	the costs of developing the resources and systems to support FDA approval of Provenge;

•	our timetable and costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of payments we receive from collaborators;

•	the introduction of competing products and other adverse market developments; and

•	whether we enter into a collaboration for the commercialization of Provenge or if there are changes in or terminations of our existing collaboration and licensing arrangements.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate our clinical trials and our development programs. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

We may be required to, or elect to, issue additional shares of our common stock.

Under our existing collaboration agreements, we may be obligated to issue common stock up to a total value of $7.5 million at share prices based on the average market price of our stock for a period of days prior to the issuance thereof. In connection with other collaborations that we may enter into in the future, we may issue additional shares of common stock or other equity securities, and the value of the securities issued may be substantial.

We may sell up to $150 million of our common stock under our outstanding shelf registration statement. Future sales under this or any future shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

Risks Relating to our Clinical and Commercialization Pursuits

Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to successfully develop and commercialize Provenge, our business would be harmed and our stock price would likely fall.

Our most advanced product candidate is Provenge, an active cellular immunotherapy for prostate cancer. Provenge has been and is currently being tested in Phase 3 clinical trials. FDA approval of Provenge depends on, among other things, our successfully completing a BLA based on the data from our Phase 3 clinical trials with results that meet FDA requirements for approval. We might fail to complete or experience material delays in completing this application. In addition, the results from our Phase 3 trials and our other clinical trials of Provenge might not be sufficient to support approval by the FDA of Provenge or we may not be successful in meeting manufacturing or other requirements for approval of Provenge by the FDA. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely fall.

If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products in humans through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards, or IRBs, and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements and the FDA, an IRB or we may suspend or terminate clinical trials at any time. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising;

•	we, our collaborators or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us, our collaborators or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.

In addition, our commercialization of Provenge or our other potential products is subject to several risks, including but not limited to, difficulties in manufacturing the product on a large scale, or inability to market in an economically feasible manner, and competing products. Data from our clinical trials may not be sufficient to support approval by the FDA of a BLA for Provenge or our other product candidates. The clinical trials of Provenge or our other product candidates may not continue or be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate, which could prevent us from achieving profitability.

Clinical trial designs that were discussed with authorities prior to their commencement may subsequently be considered insufficient for approval at the time of application for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Regulatory authorities may revise or retract previous guidance at any time during the course of our clinical activities or after the completion of our clinical trials. Even with successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain independent and objective advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through FDA’s Advisory Committee process. We will not know for sure whether Provenge will be reviewed by an Advisory Committee until sometime during the review of the BLA. If Provenge is reviewed by an Advisory Committee, we may experience delays in obtaining approval by the FDA because of the time associated with the Advisory Committee’s process or we may not obtain approval of the BLA from the FDA because the Advisory Committee advises against it.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to add manufacturing capabilities, information technology systems, a distribution network, and personnel related to these functions. We have recently entered into an agreement to lease a facility in New Jersey that will provide manufacturing capabilities and associated support; however we do not expect this facility to be operational until 2006 and following a substantial investment in construction and build-out costs for the facility. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources. To compete effectively and manage growth in our personnel and capabilities, we must, among other things:

•	recruit, train, manage and motivate our employees;

•	accurately forecast demand for our product candidates if regulatory approvals are achieved; and

•	expand existing facilities, develop our manufacturing facilities, information technology systems and a distribution network, and other operational and financial systems.

We have no experience in commercial-scale manufacturing, the installation and management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution in commercial quantities. As we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or retain a third party to provide sales, marketing or distribution resources.

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

A number of factors, including unexpected delays in the initiation of clinical sites, slower than projected enrollment, competition with ongoing clinical trials and scheduling conflicts with participating clinicians, regulatory requirements, limits on manufacturing capacity and failure of a product candidate to meet required standards for administration to humans may cause significant delays in the completion of our clinical trials. In addition, it may take longer than we project to achieve study endpoints and complete data analysis for a trial. Even if our product candidates proceed successfully through clinical trials and receive regulatory approval, there is no guarantee that an approved product can be manufactured in commercial quantities at reasonable cost or that such a product will be successfully marketed.

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

If we fail to commence or complete, or experience delays in, any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience delays in our completion of clinical trials for Provenge and submission of a BLA or with respect to other product candidates or if we need to perform more or larger clinical trials than we currently plan. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.

Patient enrollment is affected by factors including:

•	design of the protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business. Delays in enrolling patients in our clinical trials would also adversely affect our ability to develop and commercialize our products.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

For marketing product candidates outside the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country and may require additional testing. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our results of operations and financial condition.

Risks Related to Regulation of our Industry

We must comply with extensive regulation, which is costly, time consuming and may subject us to unanticipated delays. Even if we obtain regulatory approval for the commercial sale of any of our product candidates, those product candidates may still face regulatory difficulties.

Our business, including preclinical studies, clinical trials and manufacturing, is subject to extensive regulation by the FDA and comparable authorities outside the United States. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may invalidate the studies and require that we replicate those studies.

An investigational new drug application, or IND, must become effective before human clinical trials may commence. The investigational new drug application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA requests an extension to review the application, or raises concerns or questions about the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop our product candidates and our business would be materially harmed.

Commercialization of our product candidates in the United States requires FDA approval, which may not be granted, and foreign commercialization requires similar approvals.

The FDA can delay, limit or withhold approval of a product candidate for many reasons, including the following:

•	a product candidate may not demonstrate sufficient safety or efficacy;

•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require data that is different from what we obtained in our clinical trials;

•	the FDA may require additional information about the efficacy, safety, purity, stability, identity or functionality of a product candidate;

•	the FDA may not approve our manufacturing processes or facilities, or the processes or facilities of our collaborators or contract manufacturers; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the products. Any problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

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

To date, the FDA has not approved for commercial sale in the United States any active immunotherapy designed to stimulate an immune response against cancer. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area. In addition, we have had only limited experience in filing and pursuing the applications necessary to gain regulatory approvals for marketing and commercial sale, which may impede our ability to obtain FDA approvals. We will not be able to commercialize any of our potential products until we obtain FDA approval. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and reduce our stock price.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including any contract manufacturers for Provenge or Neuvenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with a series of complex regulations called current Good Manufacturing Practices, or cGMP and/or the Quality Systems Regulations, or QSR. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit our clinical trials or audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

If we make changes in our manufacturing processes for a product candidate, or change components of a drug, the FDA and corresponding foreign authorities may require us to demonstrate that the changes have not caused the product candidate to differ significantly from that previously produced. Expansion of our production capabilities or facilities might also require reexamination of our manufacturing processes. Also, we may want to rely on results of prior preclinical studies and clinical trials performed using the form of the product candidate produced using the prior formulation or production method or at the prior scale. Depending upon the type and degree of differences between manufacturing processes or component substitutions for a product candidate, we may be required to conduct additional studies or clinical trials to demonstrate that the new method(s) or substitute component or product candidate is sufficiently similar to the previously produced material. We have scaled up the antigen and other components used in the preparation of Provenge to commercial manufacturing levels and we have recently entered into a lease agreement for a facility in Hanover, New Jersey to provide capacity to meet anticipated commercial demand. In addition, we may make manufacturing changes to the components or to the manufacturing process. These changes could result in delays in the development or regulatory approval of Provenge or in reduction or interruption of commercial sales, if Provenge is approved, any of which could materially harm our business.

The availability and amount of reimbursement for our potential products and the manner in which government and private payers may reimburse for our potential products is uncertain.

We expect that many of the patients who seek treatment with Provenge or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations and interpretive rulings to newly approved products, especially novel products such as ours, is uncertain, and those regulations and interpretive rulings are subject to change. The Medicare Prescription Drug Improvement and Modernization Act, enacted in December 2003, provides for a reduction in the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or others of our product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive rulings also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

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

Risks Relating to Manufacturing Activities and Requirements

We have no commercial or other large-scale manufacturing experience.

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge, and its components and our other product candidates. We recently entered into a lease agreement for a facility in Hanover, New Jersey, which will include commercial manufacturing space; however we do not expect this facility to be operational until 2006 and following a substantial investment for build-out and construction costs. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we cannot contract for large-scale manufacturing capabilities that we require on acceptable terms, or if we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business. We will also be required to hire and train a significant number of employees and comply with applicable regulations for these facilities, which are extensive.

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

We must rely at present on relationships with third-party contract manufacturers which will limit our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.

We will rely upon contract manufacturers for components of Provenge for commercial sale, if Provenge is approved for sale. We have contracts with contract manufacturers for commercial level production for some, but not all, of these components. While we plan to negotiate contracts for commercial level production with contract manufacturers for all components we do not produce ourselves, there is no assurance that we will be able to do so on acceptable terms or at all. Failure to negotiate such contracts and to maintain sufficient capacity under these arrangements for manufacturing needs could cause inventory shortfalls, impede clinical trials, and delay or prevent the successful commercialization of Provenge.

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

If we or our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be subject to criminal prosecution, fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

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

Risks from Competition Factors

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. We anticipate that we will face increased competition in the future as new companies enter our markets. Some competitors are pursuing a product development strategy competitive with ours. Certain of these competitive products may be in a more advanced stage of product development and clinical trials. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render Provenge or our other potential products obsolete even before they begin to generate any revenue.

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc. and Therion Biologics Corporation are developing prostate cancer therapeutics that could potentially compete with Provenge. AVI BioPharma, Inc. and Therion Biologics Corporation are in Phase 2 clinical trials of their prostate cancer immunotherapies. Cell Genesys, Inc. has initiated Phase 3 clinical trials of its prostate cancer immunotherapy. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere, was approved by the FDA in 2004 for the therapeutic treatment of metastatic androgen-independent prostate cancer.

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

Our products may not be accepted in the marketplace, and we may therefore not be able to generate significant revenue, if any.

Even if Provenge or any of our other potential products are approved and sold, physicians and the medical community may not ultimately use them or may use them only in applications more restricted than we expect. Our products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payers.

Risks Relating to our Collaboration Agreements

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including building out our manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have or may just in be in the process of developing. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that will provide some or all of such physical resources and systems as well as financial resources and expertise.

Collaborators may be able to provide us with financial and physical resources, systems and expertise for the commercialization of Provenge. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

We have existing collaboration agreements that may not achieve the desired results, or could terminate abruptly.

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

Risks in Protecting our Intellectual Property and Defending Legal Liabilities

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets. We have a number of issued patents, and applications for U.S. and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated or circumvented. In addition, our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing technologies.

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

We are also subject to the risk of claims, whether meritorious or not, that our immunotherapy candidates infringe a patent owned by a third party. If we are found to infringe a valid patent, we could be required to seek a license or discontinue or delay commercialization of the affected product(s), and we could be required to pay substantial damages, which could materially harm our business.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We have not experienced significant patent litigation. This may reflect, however, the fact that we have not yet commercialized any products. We may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage, and we intend to obtain commercial product liability insurance coverage in the future. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

Risks Relating to an Investment in Our Common Stock

Market volatility may affect our stock price, and the value of your investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;

•	preclinical and clinical trial results;

•	FDA review of our product development activities and any applications we may submit;

•	market perception of the prospects for biotechnology companies as an industry sector;

•	general market and economic conditions;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel and intellectual property rights;

•	announcements regarding significant collaborations or strategic alliances; and

•	publicity regarding actual or potential performance of products under development by us or our competitors.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, and $16.72 and $7.23 respectively in 2004, and $11.04 and $4.31 during the nine months ended September 30, 2005. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,344,235 shares in 2004, and 1,353,734 shares during the nine months ended September 30, 2005. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

Failure to retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available. We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

As of September 30, 2005, we had short-term investments of $56.7 million and long-term investments of $22.4 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments, assuming a 100 basis point increase in market interest rates, would decrease by approximately $310,144, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our lease line by capping the interest rate at a fixed amount. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Our principal executive officer and chief financial officer supervised and participated in the evaluation. Based on the evaluation, our principal executive officer and chief financial officer each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to Dendreon and our consolidated subsidiaries is recorded, processed and made known to management on a timely basis, including during the period when we prepare our periodic SEC reports. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As previously disclosed in our Annual Report on Form 10K under Item 9A, for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (“2004 Form 10-K”), management concluded that as of December 31, 2004 our internal control over financial reporting was not effective based on the Committee of Sponsoring Organizations of the Treadway Commission’s (COSO) internal control model. Management concluded that there was a material weakness as of December 31, 2004 for insufficient controls related to the Company’s accounting for stock purchase rights granted under the Company’s Employee Stock Purchase Plan (“ESPP”). Specifically, this material weakness related to ineffective controls over assessing the terms of stock purchase rights to determine whether such rights meet the conditions of a non-compensatory right. As a result of these ineffective controls, we incorrectly accounted for certain previously issued compensatory stock purchase rights as though they were non-compensatory rights. Management restated the company’s previously issued quarterly financial data for the first and third quarters of 2004 to reflect the increase in stock-based compensation expense, additional paid-in-capital and accrued compensation. The restated amounts related to certain stock purchase rights exercised in 2004 that had been granted to employees hired after August 1, 2002, including those involved in the acquisition of Corvas International, Inc.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (5)

4.4	Form of Right Certificate (4)

10.37	Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation

10.38	Construction Services Agreement between The Henderson Corporation and Dendreon Corporation

10.39	Construction Services Agreement between AES Clean Technology, Inc. and Dendreon Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 8th day of November, 2005

DENDREON CORPORATION

By:	/s/ Michelle Burris
Michelle Burris Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock certificate (3)

4.2	Rights Agreement dated as of September 18, 2002 between Dendreon Corporation and Mellon Investor Services LLC (including the exhibits thereto) (4)

4.3	Dendreon Corporation Certificate of Designation of Series A Junior Participating Preferred Stock (5)

4.4	Form of Right Certificate (4)

10.37	Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation

10.38	Construction Services Agreement between The Henderson Corporation and Dendreon Corporation

10.39	Construction Services Agreement between AES Clean Technology, Inc. and Dendreon Corporation

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on June 13, 2003.

(3)	Incorporated by reference to Registration Statement on Form S-1, File No. 333-31920.

(4)	Incorporated by reference to the registrant’s Current Report on Form 8-K, as filed with the SEC on September 25, 2002.