Form 10-K
period 2005-12-31
DENDREON CORP
filed 2006-03-15
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

Commission File Number 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON	98121
(Address of principal executive offices)	(Zip Code)

(206) 256-4545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2005, as reported on the National Association of Securities Dealers Automated Market, was $268,388,653.

As of March 10, 2006, the registrant had outstanding 71,182,264 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2006 with the Securities and Exchange Commission in connection with the registrant’s 2006 annual meeting of stockholders, are incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company whose mission is to target cancer and transform lives through the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge (sipuleucel-T), an active immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. Based upon the significant survival benefit seen in our completed studies for Provenge, we intend to submit a Biologics License Application (“BLA”) to the Food and Drug Administration (“FDA”) for Provenge on a rolling basis in 2006. We own worldwide commercialization rights for Provenge.

In January 2006, we announced the realignment of our resources to focus on achieving regulatory approvals for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources have now been deployed to complete the BLA during 2006 and prepare for the commercialization of Provenge.

Product Candidates Overview

The following table summarizes the target indications and status of our product candidates in development.

Product Candidate	Target Indication(s)	Status
Product Candidates in Clinical Trials

Provenge (sipuleucel-T)

Androgen-independent prostate cancer

Androgen-independent prostate cancer

Androgen-independent prostate cancer

Androgen-dependent prostate cancer

Androgen-dependent prostate cancer

Androgen-dependent prostate cancer

Phase 3 (D9901) complete Phase 3 (D9902A) complete Phase 3 (D9902B) ongoing Phase 3 (P-11) ongoing Phase 2 (P-16) complete Phase 2 (D9905) complete
Neuvenge (lapuleucel-T)	Breast cancer Breast, ovarian and colon cancer	Phase 1 (2000-1) complete Phase 1 (2000-2) complete

Product Candidates in Research and Development Immunotherapy Targets
Trp-p8 (in collaboration with Genentech, Inc.)	Lung, breast, prostate and colon cancer	Preclinical
CEA	Breast, lung and colon cancer	Preclinical
CA-9 (MN)	Kidney, colon and cervical cancer	Preclinical
Monoclonal Antibody
Anti-Serine Protease (in collaboration with Abgenix, Inc.)	Multiple cancers	Preclinical
Small Molecule
Trp-p8 (in collaboration with Genentech, Inc.)	Lung, breast, prostate and colon cancer	Preclinical

Cancer Immunotherapies

Cancer is characterized by abnormal cells that proliferate uncontrollably and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and, ultimately, death.

To be effective, cancer therapies must eliminate or control the growth of the cancer. Current therapies, such as surgery, radiation, hormone treatments and chemotherapy, may not have the desired therapeutic effect and may result in significant side effects. Active immunotherapies stimulate the immune system, the body’s natural mechanism for fighting disease, and may overcome some of the limitations of current standard of care cancer therapies.

The Immune System

The immune system is composed of a variety of specialized cells. These cells recognize specific chemical structures called antigens. Foreign antigens trigger an immune response that results in the eventual removal of disease-causing agents from the body.

The immune system recognizes and generates a strong response to hundreds of thousands of different foreign antigens. Tumors, however, frequently display antigens that are also found on normal cells. The immune system may not distinguish between tumors and normal cells and may be unable to mount a strong anti-cancer response. Tumors may also actively prevent the immune system from fully activating. We believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate immune system cells to stimulate a vigorous response.

An immune response is started by a specialized class of immune system cells called antigen-presenting cells. Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are recognized by specific classes of immune cells called lymphocytes. One category of lymphocytes, T-lymphocytes (“T-cells”), combat disease by killing antigen-bearing cells directly. In this way, T-cells may eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. Our active immunotherapies are designed to stimulate a T-cell response to cancer cells.

A second category of lymphocytes, B-lymphocytes (“B-cells”), produce specific antibodies when activated. The antibodies are secreted by B-cells and are extremely specific. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell’s activity or causing cell death. Our monoclonal antibody product candidates are manufactured antibodies that share characteristics of naturally occurring antibodies. They may be created to recognize a specific antigen present on tumor cells, but not on healthy cells, and to bind to that antigen and cause the death of the tumor cell. Because each monoclonal antibody targets only cells expressing a specific antigen, healthy cells may be uneffected, and many of the harsh side effects of conventional cancer therapies avoided. Monoclonal antibodies may be used alone or coupled with drugs or radioisotopes in combination therapies that attack cancer cells in several ways.

Our Active Immunotherapy Approach

We combine our experience in antigen identification, antigen engineering and antigen-presenting cell processing to produce active immunotherapy products, which are designed to stimulate a robust T-cell immune response. We believe that our proprietary technology is applicable to many antigens of interest and therefore may be developed to target a variety of solid tumor and blood-borne malignancies.

Our approach to active immunotherapy is to:

•	identify or in-license antigens on cancer cells that are suitable targets for cancer therapy;

•	create proprietary, genetically engineered antigens that will be optimally processed by antigen-presenting cells; and

•	isolate antigen-presenting cells using proprietary methods and combine antigen-presenting cells and engineered antigens in vitro.

Antigen Identification. Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. We also consider antigens from external sources that meet these criteria. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase (“PAP”) which is found in approximately 95% of all prostate cancers. The antigen target for Neuvenge, our active immunotherapy for breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen and carbonic anhydrase 9. We discovered the tumor antigen trp-p8 and we are presently working with Genentech, Inc. to utilize this protein for drug development.

Antigen Engineering. We engineer antigens to produce proprietary active immunotherapies. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our proprietary Antigen Delivery Cassette.

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

Active Immunotherapy Production and Delivery. Our manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. To obtain antigen-presenting cells, we first arrange to have white blood cells removed from a patient’s blood through a standard blood collection process called leukapheresis. Antigen-presenting cells are then separated from other white blood cells using our proprietary cell separation technology. The antigen-presenting cells are then incubated with the required concentration of Antigen Delivery Cassette under controlled conditions. After approximately 40 hours, the antigen-presenting cells are ready to be used. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from white blood cell collection to the administration of the active immunotherapy product candidate.

Provenge (sipuleucel-T)

Provenge is our most advanced product candidate using our active immunotherapy approach. In September 2005, we announced plans to submit a BLA to the FDA to market Provenge. The decision followed a meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study, in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies, is sufficient to serve as the clinical basis of a BLA submission for Provenge. The manufacturing process intended for FDA approval is consistent with that used to supply these studies, and the FDA agreed that no additional studies will be necessary from a chemistry, manufacturing and controls (“CMC”) perspective for the BLA submission. Safety data from ongoing Phase 3 clinical trials for Provenge, D9902B and P-11, will be included in our BLA; however, our BLA submission will not be required to include efficacy results from these studies, but such results will be submitted when completed. Provenge has Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients. Under Fast Track, we are eligible to submit our BLA on a rolling basis and to request priority review. We intend to submit a BLA to the FDA for Provenge in 2006.

The following table summarizes the survival results of the Provenge studies:

	Study 1 (D9901) N = 127	Study 2 (D9902A) N = 98	Studies 1 and 2 Integrated N = 225
Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9
Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)
Hazard Ratio p-value (log rank)	1.7 p=0.010	1.3 p=0.331	1.5 p=0.011
Hazard Ratio p-value (Cox regression)	2.1 p=0.002	1.9 p=0.023	1.8 p=0.0006
36-Month Survival: % (patients)
Provenge	34% (28)	32% (21)	33% (49)
Placebo	11% (5)	21% (7)	15% (12)

Market for Provenge and Treatment Protocol

Our Provenge clinical studies have primarily targeted asymptomatic, metastatic, androgen-independent prostate cancer. Androgen-independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones. The American Cancer Society estimates that in 2006 approximately 234,500 new cases of prostate cancer will be diagnosed in the United States, and approximately 27,350 men are expected to die of prostate cancer.

Early-stage prostate cancer treatment generally involves surgery, radiation therapy or a combination of the two. Once the cancer becomes metastatic, or spreads outside the prostate gland, hormone ablation therapy is often used to try to control the cancer by limiting the supply of hormones that the cancer needs to grow. While most prostate cancer patients initially respond to hormone ablation therapy, the vast majority relapse after 18 to 24 months, becoming refractory to hormone treatment, or androgen-independent. For these androgen-independent patients, subsequent treatment involves a limited number of options, including chemotherapy and radiation therapy, which may not have the desired therapeutic effect and may result in significant side effects.

To be effective, cancer therapies must eliminate or control the growth of the cancer. Taxotere® is the only FDA-approved chemotherapy drug that has clinically demonstrated a survival benefit in androgen-independent prostate cancer patients. However, chemotherapy drugs are generally administered over the course of a number of months and are poorly tolerated due to significant side effects, including hair loss, fatigue, vomiting, and detrimental gastrointestinal effects.

We believe that Provenge addresses a significant unmet medical need for patients with asymptomatic, metastatic, androgen-independent prostate cancer and may provide considerable benefits compared to currently available treatment alternatives. The survival benefits shown in our completed Provenge Phase 3 clinical trials are greater than that observed to date in any published Phase 3 trial for men with asymptomatic, metastatic, androgen-independent prostate cancer. Provenge is administered over a four-week period consisting of three infusion treatments given on an outpatient basis each lasting about 30 to 60 minutes. Results from our Provenge clinical trials have shown that Provenge is generally well-tolerated with the most common side effects reported being fever and chills lasting for one to two days. The greater survival benefit in combination with these minimal side effects reflect a more favorable benefit-to-risk profile than experienced with the current standard of care.

Provenge Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial—D9901. In June 2001, we completed our first Phase 3 clinical trial of Provenge, D9901, which was a randomized double-blind placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. After disease progression, placebo patients were given the option to receive salvage therapy of Provenge on a separate open label crossover study. The protocol for both trials required patients to be followed for survival for 36 months after enrollment. The results of the study approached, but did not meet the primary endpoint of showing a statistically significant delay in time to disease progression in the overall patient population in the study.

In early 2005, we announced that the data from the final 36-month follow-up of D9901 showed a statistically significant survival benefit in patients treated with Provenge. Survival was a pre-specified analysis at 36 months post-treatment. The final 36-month survival analysis showed a statistically significant survival benefit in the overall intent-to-treat population, defined as all patients randomized in the study. Patients receiving Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month, or 21%, improvement in median survival (p-value = 0.010, hazard ratio = 1.7). This hazard ratio implies that patients receiving placebo have a relative risk of dying that is 70% higher than that of patients receiving Provenge. In addition, 34% of patients randomized to receive Provenge were alive at 36 months compared to 11% of patients randomized to receive placebo. A pre-specified Cox multivariate regression analysis, which adjusts for prognostic factors known to influence survival, was used to test the validity of the survival benefit seen in this study. The results showed that patients who received placebo had a relative risk of dying more than twice as high as that of patients who received Provenge (p-value = 0.002, adjusted hazard ratio = 2.1).

Clinical Trial—D9902A. D9902, our companion study to D9901, was stopped in 2002 after 98 of 120 patients were enrolled when the analysis of the completed D9901 trial showed that no statistically significant benefit in time to disease progression had been observed in the overall group, but that a benefit was seen in the subgroup of patients with Gleason scores of seven and less. We amended the D9902 protocol to bifurcate the study into our completed randomized D9902A Phase 3 trial consisting of the original 98 patients and our ongoing D9902B Phase 3 study, which was initially restricted to patients with Gleason scores of 7 or less, under a Special Protocol Assessment (“SPA”).

In October 2005, we disclosed final results from D9902A. Trial D9902A also did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. However, in the D9902A study, the 36-month final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of Provenge in 98 men with asymptomatic, metastatic, androgen-independent prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month, or 21%, improvement in median survival (p-value = 0.331, hazard ratio = 1.3). A pre-specified Cox multivariate regression analysis of overall survival, which adjusted for the same prognostic factors utilized in the D9901 study, showed a statistically significant survival benefit (p-value = 0.023; adjusted hazard ratio = 1.9). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the 36-month final follow up, 32% of patients randomized to receive Provenge were alive compared to only 21% of patients randomized to receive placebo.

Our D9901 and D9902A trials were identical in design and had identical treatment regimens; therefore, an integrated analysis was performed for survival. The integrated analysis showed a statistically significant survival benefit in the overall intent-to-treat population of 225 patients. Those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). The same Cox multivariate regression analysis used in our D9901 study was used on the integrated data for overall survival, which showed that the survival benefit was statistically significant

(p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the 36-month final follow up, 33% of patients randomized to receive Provenge were alive compared to only 15% of the patients randomized to receive placebo.

Clinical Trial—D9902B. In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study. The D9902B trial was initiated in June 2003 under a SPA for the treatment of men with asymptomatic, metastatic, androgen-independent prostate cancer whose tumors had been classified as Gleason score 7 or less. The SPA provides a written agreement with the FDA concerning the trial design and outlines definitive clinical objectives and data analyses. Based upon results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and have amended the D9902B SPA protocol to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the D9902B study, now known as the IMPACT ( IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, prior to any prospective approval of Provenge by the FDA. Safety data from our D9902B trial will be included in our BLA submitted based on the results of our D9901 and D9902A studies; however, our BLA submission will not be required to include efficacy results from this trial.

Other Provenge Clinical Trials in Early-Stage Prostate Cancer

Clinical Trial—P-11. We completed enrollment in a double-blind, placebo-controlled Phase 3 clinical trial called PROTECT (PROvenge Trial of Early Prostate Cancer Treatment), or P-11, to evaluate the safety and potential effectiveness of Provenge in treating men with early-stage, androgen-dependent prostate cancer. Men whose prostate cancer is responsive to hormone treatment are considered androgen-dependent. There are 175 patients enrolled in the trial at 19 sites in the United States. We expect to receive the initial analysis of this study in 2006.

Clinical Trial—P-16. In 2005, an open label Phase 2 clinical trial, P-16, was completed, testing Provenge together with bevacizumab (Avastin®) to treat patients with androgen-dependent prostate cancer. The trial was conducted at the University of California San Francisco and was sponsored by the National Cancer Institute. In February 2005 at the Multidisciplinary Prostate Cancer Symposium, we announced that the combination of Provenge and bevacizumab increased prostate-specific antigen doubling time (“PSADT”), in patients with prostate cancer that had relapsed after prior surgical and radiation therapy. The median pre-treatment PSADT for the 21 evaluable patients was 6.7 months and the median on-treatment PSADT was 12.7 months, an approximate 90% increase in PSADT (p = 0.004).

Clinical Trial—D9905. In 2005, we completed a Phase 2 clinical trial, D9905, evaluating men with biochemical recurrence after prostatectomy. The median pre-treatment PSADT, for the 19 evaluable patients in D9905 was 5.2 months and the median on-treatment PSADT was 7.9 months, an approximate 52% increase in PSADT.

Product Candidates in Research and Development

Active Immunotherapies and Immunotherapy Targets

Neuvenge (lapuleucel-T). Our investigational active immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu is Neuvenge. Neuvenge targets the HER2/neu antigen and utilizes the same proprietary antigen-engineering technology as Provenge. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. We are evaluating future development plans for Neuvenge.

Trp-p8. Trp-p8, the protein encoded by the trp-p8 gene, is an ion channel. It was identified through our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. Trp-p8 displays numerous characteristics that make it an attractive target for immunotherapy, as well as for small molecule drug development. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. It is present in 100% of prostate cancers and approximately 71% of breast cancers, 93% of colon cancers and 80% of lung cancers.

Carcinoembryonic Antigen (CEA). The carcinoembryonic antigen, or CEA, is present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We licensed the CEA antigen from Bayer Corporation, Business Group Diagnostics.

Carbonic Anhydrase 9 Antigen (CA-9). Carbonic anhydrase 9 antigen is present on approximately 75% of cervical and colon cancers and 95% of renal cancers. We licensed the CA-9 antigen from Bayer Corporation, Business Group Diagnostics.

Anti-Serine Protease Monoclonal Antibodies

We have therapeutic monoclonal antibodies for the treatment of cancer in preclinical development. Proteases are proteins that act as molecular scissors to cleave other proteins to activate or inactivate them, and are responsible for regulating normal cellular function. Maintaining normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cancer.

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

Our serine protease program under our collaboration with Abgenix, Inc. focuses on the development of monoclonal antibodies that might suppress the growth of primary and secondary solid tumors by inhibiting known and novel key serine proteases involved in cancer processes. The Abgenix collaboration has yielded a drug candidate that appears to inhibit metastases in animal models of B-cell lymphoma.

Small Molecules

Trp-p8. Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and chemotherapeutics, are small molecules. Ion channels like trp-p8 may be an attractive target for manipulation by small molecule drug therapy.

Collaborations

Genentech, Inc.

We have a collaborative agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of potential products derived from trp-p8, an ion channel found in prostate cancer cells. We are jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. We are currently engaged in discovering, evaluating and developing small molecule therapeutics that modify trp-p8 function. We have discovered selective trp-p8 small molecule agonists that induce cell death and inhibit the growth of trp-p8 positive tumors in animals. Lead compounds are orally bio-available and potent agonists of trp-p8 function. The agreement provides for profit-sharing and co-promotion in the United States. Genentech will be responsible for the commercialization of any approved trp-p8 products in the rest of the world except Asia and Oceania, where we retain development and commercialization rights.

Abgenix, Inc.

Our collaboration agreement with Abgenix, Inc. focuses on the discovery, development and commercialization of fully-human monoclonal antibodies against a membrane-bound serine protease implicated in several solid tumors including breast and prostate cancer. Under the terms of the collaboration, Abgenix agreed to use its human antibody technologies to generate and select antibodies against this serine protease. We and Abgenix have the right to co-develop and commercialize antibody products discovered during the collaboration, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. Our agreement with Abgenix provides for both companies to share equally in the product development costs and any profits from sales of product candidates successfully commercialized from any co-development efforts.

Manufacturing and Commercial Infrastructure

Final manufacture of Provenge and Neuvenge for our clinical trials of those product candidates is currently conducted at a pilot manufacturing facility we operate in Seattle, Washington, and through third party contracts with the Mayo Clinic in Rochester, Minnesota, the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey and Mountain View, California.

We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current Good Manufacturing Practices (“cGMP”). Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc. in March 2001.

We presently are operating under the original work plan that allows work to be performed in discrete blocks at negotiated prices. On December 22, 2005, we entered into a supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007.

For the manufacture of Provenge on a commercial scale, assuming Provenge is approved for sale, we have begun investing in additional facilities and related operations. In August 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. In November 2005, we entered into two construction related services agreements for this facility, one for general oversight and administration of construction activities for the facility and one for the design and construction of clean rooms, production modules, related corridors and ancillary systems for the facility. The build-out is expected to extend through mid-2006.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We plan to use third party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

The manufacture of a dose of Provenge or our other active immunotherapy candidates begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, processed and returned to a health care provider for infusion into the patient. We rely upon blood banks, hospitals and other health care providers to perform leukapheresis for our clinical trials. We currently have an agreement with Gambro Healthcare, Inc. to act as a provider of leukapheresis services nationwide through its network of kidney dialysis centers.

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

Supplies and Raw Materials

We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have contracted with Diosynth to produce the antigen used in the preparation of Provenge, which relationship is not readily replaceable. We have entered into a long-term contract for production of the antigen with Diosynth. Should the FDA approve Provenge as a marketable product, any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of the antigen, it is uncertain whether alternative sources could be developed. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on December 22, 2005 to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million over the next 20 months.

Research and Development

We devote significant resources to research and development programs directed at discovering new products. On December 31, 2005, we employed 173 individuals in research and development functions. Our costs associated with research and development expenses were $65.9 million in 2005, $64.4 million in 2004 and $38.9 million in 2003.

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

We also own or license issued patents or patent applications that are directed to potential pharmaceutical compounds and protease inhibitors and modulators, to methods of making the compounds and to methods for treating specific diseases using the compounds. For many of these issued patents or applications, foreign counterparts are filed in a number of countries.

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies, or who could design around our patents. From time to time, we have received invitations to license third party patents. We are also subject to the risk of claims, whether meritorious or not, that our active immunotherapies infringe or misappropriate third party intellectual property rights. If a lawsuit making any such claims were brought against us, we would assert that the patent at issue is either invalid, unenforceable and/or not infringed. We may not be able to establish non-infringement, however, and we may not be able to establish invalidity of the other party’s patent. If we are found to infringe or misappropriate third party intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected products, and we could be required to pay substantial damages, which could materially harm our business.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products that could compete directly with our active immunotherapy product candidates. For example, we believe that companies, including Cell Genesys, Inc. and Therion Biologics Corporation, are developing cancer immunotherapies for the United States market that could potentially compete with Provenge assuming Provenge is approved for sale. Therion Biologics Corporation has completed enrollment in a Phase 2 clinical trial of its prostate cancer immunotherapy and plans to initiate a Phase 3 trial in 2006. Cell Genesys, Inc. has initiated Phase 3 clinical trials of its prostate cancer immunotherapy. These competitors may succeed in developing and marketing cancer immunotherapies that are more effective than or marketed before Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies are also under development and could potentially compete with Provenge and our other product candidates. A chemotherapy drug, Taxotere®, was approved by the FDA in 2004 for the treatment of men with metastatic androgen-independent prostate cancer.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, our competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to meet all necessary regulatory requirements to advance Provenge and our other product candidates through clinical trials and through the FDA approval process, including the preparation and support of a BLA for Provenge;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	our ability to manufacture the product on a commercial scale;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to meet demand for our products, if approved for sale;

•	our ability to secure reimbursement for Provenge and our other product candidates,

•	the price of our products relative to competing products;

•	our ability to recruit, train, manage and motivate our employees;

•	our ability to accurately forecast demand for our product candidates if regulatory approvals are achieved; and

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, expand existing facilities, develop our manufacturing facilities, information technology systems and a distribution network, and other operational and financial systems.

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

Government Regulation

General

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of biologic products. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical and biologic products to rigorous review.

FDA Approval Process

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA are costly in time and effort, and may require significant capital investment. We may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing to monitor the safety and efficacy of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems at any time following initial marketing.

The first stage of the FDA approval process for a new biologic or drug involves completion of preclinical studies and the submission of the results of these studies to the FDA. This, together with proposed clinical protocol(s), manufacturing information, analytical data and other information, in an investigational new drug application (“IND”), must become effective before human clinical trials may commence. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the “Good Laboratory Practices” regulations. Violation of these regulations, in some cases, may cause the FDA to invalidate the studies and require the company to replicate those studies.

After the IND becomes effective, a company may commence human clinical trials. A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A company must submit to the FDA a clinical plan, or “protocol,” accompanied by the approval of the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like Provenge, a biologics license application.

The FDA reviews this application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. Under goals established in connection with the Prescription Drug User Fee Act III, the FDA has committed to reviewing standard BLAs in 10 months and priority BLAs in six months.

The FDA may, during its review of a BLA, ask for additional test data and/or the conducting of additional clinical trials. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. We will not know whether Provenge will be reviewed by an Advisory Committee until sometime during the FDA’s review of our BLA for Provenge.

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

Fast Track Designation

We received fast track designation from the FDA for Provenge for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Congress enacted the Food and Drug Administration Modernization Act of 1997 (“Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of fast track products, including biologics. A fast track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a fast track product at any time during the development of the product, prior to marketing.

The Modernization Act provides that the FDA can base approval of a marketing application for a fast track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may condition approval of an application for a fast track product on a commitment to do post- approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a fast track product in an expedited manner on a number of grounds, including the sponsor’s failure to conduct any required post-approval study in a timely manner.

If a preliminary review of clinical data suggests that a fast track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. We intend to file our BLA for Provenge on a rolling basis during 2006.

Ongoing Regulatory Requirements

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured (including both those of the sponsor and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, holding and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the good manufacturing practices regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission (“FTC”), requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We are also subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs.

EMPLOYEES

As of February 28, 2006, we had 208 employees. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Targeting Cancer, Transforming Lives™, Provenge®, Neuvenge™ and the Antigen Delivery Cassette™ are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The address for our web site is http://www.dendreon.com and the address for the investor relations page of our web site is http://investor.dendreon.com/edgar.cfm. The information contained on our web site is not a part of this report.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this annual report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Clinical and Commercialization Pursuits

Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.

Our most advanced product candidate is Provenge, an active immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, our successful preparation and submission of a BLA based on the data from our completed Phase 3 clinical trials, manufacturing protocol and controls, and composition of the product and the FDA finding the data sufficient to support approval. We plan to submit a BLA for Provenge based primarily on the demonstration of a survival benefit over placebo with asymptomatic, metastatic androgen-independent prostate cancer in a Phase 3 study, D9901, as well as supportive evidence on survival from another Phase 3 study, D9902A. Although the FDA has indicated that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge, the FDA may ultimately determine the data from these two studies fails to provide sufficient evidence of efficacy for Provenge and may require that we provide data from ongoing clinical trials, or commence additional trials to provide further supporting clinical data and/or testing in a wider patient population. Survival was not originally a primary or secondary endpoint in either of these studies. Neither study achieved statistical significance on its prespecified primary endpoint, time to disease progression. In addition, our D9902A Phase 3 study did not show a statistically significant improvement in survival over placebo in a log-rank analysis.

We might experience material delays in preparing and submitting the BLA for Provenge. For example, the CMC portion of our BLA is dependent on the readiness of our manufacturing facility in New Jersey, as well as approval of the facility of Diosynth, our third-party component manufacturer for the Antigen Delivery Cassette used in the preparation of Provenge. Difficulties or delays in qualification of these facilities, or in the manufacture or supply of necessary components for the manufacture of Provenge could significantly delay the application process for our BLA. Even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely decline.

Provenge and our other product candidates are based on novel technologies, which may raise new regulatory issues that could delay or make FDA approval more difficult.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we or our collaborators may abandon or substantially restructure projects that we might previously have believed to be promising;

•	we, our collaborators or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us, our collaborators or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.

Data from our clinical trials may not be sufficient to support approval by the FDA for Provenge or our other product candidates. The clinical trials of Provenge or our other product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

The FDA or its Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. We will not know whether Provenge will be reviewed by an Advisory Committee until sometime during the FDA’s review of our BLA for Provenge. If Provenge is reviewed by an Advisory Committee, we may experience delays in obtaining approval by the FDA because of the time associated with the Advisory Committee’s process, or we may not obtain approval of the BLA from the FDA because the Advisory Committee advises against it.

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

If we fail to commence, complete or experience delays in any of our other present or planned clinical trials, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we experience delays in our ability to submit a BLA for Provenge or if we are required to complete additional or larger clinical trials for Provenge prior to FDA approval or with respect to other product candidates. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for Provenge or our other product candidates.

Patient enrollment is affected by factors including:

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	proximity and availability of clinical trial sites for prospective patients.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

We must expand our operations to commercialize our products, which we may not be able to do.

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to add manufacturing capabilities, information technology systems, a distribution network and personnel related to these functions. In August 2005, we entered into an agreement to lease a facility in New Jersey that will provide manufacturing capabilities and related supporting facilities, as well as clean rooms, the build-out of which is estimated to extend through mid-2006. This facility will be inspected by the FDA as part of the BLA review. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources. Our failure to ready our manufacturing facilities on a timely basis during 2006 could delay our submission of the CMC portion of our BLA and effect the overall timing of the submission of a completed BLA.

We have no experience in commercial-scale manufacturing, the installation and management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of products in commercial quantities. As we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or retain a third party to provide sales, marketing or distribution resources.

If we fail to manage our growth effectively, recruit required personnel or expand our operations within our planned time and budget, our product development and commercialization efforts for Provenge or our other product candidates could be curtailed or delayed.

Risks Relating to our Financial Position and Need for Additional Financing

We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.

At December 31, 2005, we had an accumulated deficit of $300.7 million. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, marketing and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales during the next year, and we may never achieve this goal. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and may continue to cause our stockholders’ equity and working capital to decrease.

We may not be successful in commercializing any of our product candidates, and our operations may not be profitable even if any of our product candidates are commercialized.

We are likely to require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy, monoclonal antibody and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

•	timing of preparing and supporting a BLA for FDA approval of Provenge;

•	the costs of developing the manufacturing, marketing and other supporting resources and systems to support FDA approval of Provenge;

•	our timetable and costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the amount and timing of payments we receive from collaborators or changes in or terminations of our existing collaboration and licensing arrangements;

•	the introduction of competing products and other adverse market developments; and

•	whether we enter into a collaboration for the commercialization of Provenge.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. If we raise additional funds by issuing equity securities, further dilution to our existing stockholders will result.

We may elect to issue additional shares of our common stock, which could result in further dilution to our existing stockholders.

We may sell up to $98.2 million of our common stock under our outstanding shelf registration statement. Future sales under this or any future shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional shares with the SEC for sale in the future. Each of our issuances of common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

Risks Related to Regulation of our Industry

The industry within which we operate and our business is subject to extensive regulation, which is costly, time consuming and may subject us to unanticipated delays.

Our business, including preclinical studies, clinical trials and manufacturing, is subject to extensive regulation by the FDA and comparable authorities outside the United States. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates preclinical studies under a series of regulations called the current Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may not accept the studies and require that we replicate those studies.

An IND must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop our product candidates and our business would be materially harmed.

Commercialization of our product candidates in the United States requires FDA approval, which may not be granted, and foreign commercialization requires similar approvals.

The FDA can delay, limit or withhold approval of a product candidate for many reasons, including the following:

•	a product candidate may not demonstrate sufficient safety in human trials or efficacy in treatment;

•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require additional and/or different categories of data than what we obtained in our clinical trials;

•	the FDA may require additional information about the efficacy, safety, purity, stability, identity or functionality of a product candidate;

•	the FDA may not approve our manufacturing processes or facilities or the processes or facilities of our collaborators or contract manufacturers; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping. Any problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement outside the United States vary greatly from country to country. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our results of operations and financial condition.

Even if approved, Provenge and any other product we may commercialize and market may be later withdrawn from the market or subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. In addition, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

The availability and amount of reimbursement for our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

We expect that many of the patients who seek treatment with Provenge or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations, and interpretive coverage and payment determinations to newly approved products, especially novel products such as ours, is uncertain, and those regulations and interpretive determinations are subject to change. The Medicare Prescription Drug, Improvement, and Modernization Act (“Medicare Modernization Act”), enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or our other product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

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

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge and its components and our other product candidates. In August 2005, we entered into a lease agreement for a facility in Hanover, New Jersey, which will include commercial manufacturing space. The build-out of this space will require a substantial investment and is expected to extend through mid-2006. We will also be required to hire and train a significant number of employees and comply with applicable regulations for these facilities, which are extensive. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business.

We will need to demonstrate that Provenge manufactured at our new facility is comparable to Provenge used in clinical trials.

In addition to increased production efforts, we may make manufacturing changes to the components or to the manufacturing process for Provenge. These changes could result in delays in the development or regulatory approval of Provenge or in reduction or interruption of commercial sales, in the event Provenge is approved, any of which could materially harm our business. We will be required to demonstrate product comparability for each manufacturing site. We have not yet submitted a plan for carrying out this comparability testing to the FDA. The FDA may disagree with our plans or require substantial additional testing beyond what we propose. In addition, we may not be able to demonstrate product comparability to clinical trial materials.

We intend to rely on results of preclinical studies and clinical trials performed using the form of the product candidate produced using the prior formulation or production method or at the prior scale. Depending upon the type and degree of differences between manufacturing processes or component substitutions for a product candidate, we may be required to conduct additional studies or clinical trials to demonstrate that the new method(s) or substitute component or product candidate is sufficiently similar to the previously produced material.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for the Antigen Delivery Cassette used in Provenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, a series of complex regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could harm our business.

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

We must rely at present on relationships with third-party contract manufacturers, which will limit our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.

We will rely upon contract manufacturers for components of Provenge for commercial sale, if it is approved for sale. We have contracts with contract manufacturers for commercial level production for some, but not all, of these components. While we plan to negotiate contracts for commercial level production with contract manufacturers for all components that we do not produce ourselves, there is no assurance that we will be able to do so on acceptable terms or at all. Failure to negotiate such contracts and to maintain sufficient capacity under these arrangements for manufacturing needs could cause inventory shortfalls, and delay or prevent the successful commercialization of Provenge.

In addition, problems with any of our or our contract manufacturers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of antigen, components or finished Provenge. This could delay or reduce commercial sales and harm our business. Any prolonged interruption in the operations of our or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our contract manufacturers’ manufacturing and supply of components could delay completion of our BLA submission and clinical trials, increase our costs, damage our reputation and, for Provenge, if it is approved for sale, cause us to lose revenue or market share if we are unable to timely meet market demands.

If our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We may be required to incur further costs to comply with current or future environmental and safety regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

Risks from Competitive Factors

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc. and Therion Biologics Corporation are developing prostate cancer therapeutics that could potentially compete with Provenge. Therion Biologics Corporation has completed enrollment in a Phase 2 clinical trial of its prostate cancer immunotherapy and plans to initiate a Phase 3 trial in 2006. Cell Genesys, Inc. has initiated Phase 3 clinical trials of its prostate cancer immunotherapy. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere, was approved by the FDA in 2004 for the therapeutic treatment of metastatic androgen-independent prostate cancer.

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

Our products may not be accepted in the marketplace; therefore, we may not be able to generate significant revenue, if any.

Even if Provenge or any of our other potential products is approved and sold, physicians and the medical community may not ultimately use it or may use it only in applications more restricted than we expect. Our products, if successfully developed, will compete with a number of traditional products and immunotherapies manufactured and marketed by major pharmaceutical and other biotechnology companies. Our products will also compete with new products currently under development by such companies and others. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products currently in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by government and private third party payers.

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

Risks Relating to Collaboration Arrangements

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

To successfully commercialize Provenge, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including building out our manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have or may be in the process of developing. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that can provide some or all of such physical resources and systems as well as financial resources and expertise. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement for Provenge include the following:

•	the collaborator may not apply the expected financial resources or required expertise in developing the physical resources and systems necessary to successfully commercialize Provenge;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of Provenge reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization of Provenge or adversely affect its sales or profitability; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with Provenge.

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

We have a collaboration with Genentech, Inc. for the research, development and commercialization of potential therapies targeting trp-p8. We also have a collaboration with Abgenix, Inc. for the research, development and commercialization of monoclonal antibodies for a selected antigen from our portfolio of serine proteases. It is possible that we could encounter difficulties with these collaborators in the future that could have a material adverse effect on our business.

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

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented. In addition, our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents.

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

From time to time, we have received invitations to license third party patents. We are also subject to the risk of claims, whether meritorious or not, that our immunotherapy candidates infringe or misappropriate third party intellectual property rights. If we are found to infringe or misappropriate third party intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product(s), and we could be required to pay substantial damages, which could materially harm our business.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our immunotherapy candidates infringe or misappropriate third party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We have not yet experienced patent litigation. This may reflect, however, the fact that we have not yet commercialized any products. We may in the future be subject to such litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We are exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage, and we intend to obtain commercial product liability insurance coverage in the future. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	timing and outcome of FDA review of our product development activities and our BLA for Provenge that we intend to submit;

•	preclinical and clinical trial results;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel and intellectual property rights;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. These broad market fluctuations may lower the market price of our common stock and affect the volume of trading in our stock. The high and low intraday prices per share of our common stock on the Nasdaq National Market were $10.50 and $1.26 respectively in 2002, $10.50 and $4.01 respectively in 2003, $16.72 and $7.23 respectively in 2004, and $11.04 and $4.31 respectively in 2005. The average daily trading volume of our common stock on the Nasdaq National Market was 132,760 shares in 2002, 669,347 shares in 2003, and 1,344,235 shares in 2004, and 1,270,008 shares in 2005. During periods of stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 100,000 square feet under three leases. The first two leases approximate 76,000 square feet and expire in December 2008 and the remaining 24,000 square feet expire in September 2009. All three leases may be extended at our option for two consecutive five-year periods. We lease approximately 25,000 square feet of laboratory, manufacturing and office space in Mountain View, California under a lease expiring in June 2006. We sublease to a subtenant approximately 12,000 square feet of this leased space under a sublease agreement that expires in June, 2006. We lease approximately 158,000 square feet of commercial manufacturing space in Hanover, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 1, 2006 were as follows:

Name	Age	Position
Mitchell H. Gold, M.D.	38	President and Chief Executive Officer
David L. Urdal, Ph.D.	56	Senior Vice President and Chief Scientific Officer
Richard F. Hamm, Jr.	46	Senior Vice President, Corporate Development, General Counsel and Secretary
Robert Hershberg, M.D., Ph.D.	42	Senior Vice President and Chief Medical Officer

Mitchell H. Gold, M.D. has served as our Chief Executive Officer since January 1, 2003, and as a director since May 2002. Dr. Gold also served as the Company’s Vice President of Business Development from June 2001 to May 2002, and as the Company’s Chief Business Officer from May 2002 through December 2002. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive Officer, and a co-founder of Elixis Corporation, a medical information systems company. From 1993 to 1998, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold currently serves on the boards of the University of Washington/Fred Hutchinson Cancer Research Center Prostate Cancer Institute and the Washington Biotechnology and BioMedical Association. Dr. Gold received his B.S. from the University of Wisconsin-Madison and his M.D. from Rush Medical College.

David L. Urdal, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since June 2004. In January 2006, Dr. Urdal assumed oversight of manufacturing operations for the Company. Previously, he served as Vice Chairman of the Company’s Board of Directors and Chief Scientific Officer since joining the Company in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Richard F. Hamm, Jr. has served as our Senior Vice President, Corporate Development, General Counsel and Secretary of Dendreon Corporation since December 2005 and as our Senior Vice President, General Counsel and Secretary since November 2004. In January 2006, Mr. Hamm was designated our principal financial officer. Prior to that time, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc., a leading medical technology company. Prior to Medtronic, Mr. Hamm was the Vice President—Corporate Development and Planning at Carlson Companies, Inc., a global travel, hospitality and marketing services company. For more than five years prior to joining us, he was Senior Vice President—Legal and Business Development and Vice President and General Counsel at Tropicana Products, Inc., a manufacturer of fruit juices. Mr. Hamm is a director of EMCOR Group, Inc., an electrical and mechanical construction and facilities services company, and Axsys Technologies, Inc., a manufacturer of precision optical components and systems for aerospace, defense and other high technology markets. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A. from the Wharton School at the University of Pennsylvania.

Robert Hershberg, M.D., Ph.D. has served as our Senior Vice President and Chief Medical Officer since January 2004, and prior thereto was Vice President of Strategic Product Development since joining the Company in October 2003. From October 2000 until October 2003, Dr. Hershberg was employed at Corixa Corporation, a biotechnology company, where he most recently served as Vice President of Medical Genetics. Prior to joining Corixa, from 1999 to 2000, Dr. Hershberg was an assistant professor in the Department of Medicine and associate physician at Brigham and Women’s Hospital, Harvard Medical School, Boston, Massachusetts. He is currently the Director of Human Genetics at the Infectious Disease Research Institute and an attending physician at the University of Washington School of Medicine, both in Seattle, Washington. He received an M.D. from the University of California, Los Angeles and a Ph.D. from The Salk Institute.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq National Market:

	High	Low
Year ended December 31, 2004
First quarter	$15.88	$7.98
Second quarter	16.72	9.34
Third quarter	12.36	7.23
Fourth quarter	13.36	7.52

Year ended December 31, 2005
First quarter	$11.04	$5.34
Second quarter	6.48	4.31
Third quarter	7.37	5.05
Fourth quarter	7.00	4.79

As of February 28, 2006, there were approximately 384 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

Warrants

In 2002, we issued 60,000 warrants to purchase our common stock to certain employees of Shoreline Pacific, LLC in connection with a contract for financial advisory and consulting services. 30,000 warrants have an exercise price of $2.50 per share and 30,000 warrants have an exercise price equal to $6.25 per share. During 2003, Shoreline Pacific employee warrant holders completed cashless exercises of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline Pacific employee warrant holders completed cashless exercises of 500 warrants with an exercise price of $2.50 and 16,500 warrants at an exercise price of $6.25 resulting in a net issuance of 379 and 8,790 shares of common stock, respectively. During 2005, Shoreline Pacific employee warrant holders completed a cashless exercise of 3,000 warrants with an exercise price of $6.25 resulting in a net issuance of 1,161 shares of common stock. The remaining 11,000 warrants are exercisable at any time and expire in August 2007. The warrants to Shoreline Pacific (and the common stock upon exercise thereof) were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because of the nature of the transaction and the Shoreline warrant holders and the manner in which the offering was conducted.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report. The financial data for the years ended December 31, 2005, 2004 and 2003 include the results of operations of Corvas International, Inc. (“Corvas”), commencing from the effective date of the merger on July 30, 2003. The financial data for the years ended December 31, 2002 and 2001 include only the historical results of the Company.

	Year Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenue	$210	$5,035	$27,041	$15,269	$13,824
Operating expenses	86,673	85,427	54,606	41,188	41,219

Loss from operations	(86,463)	(80,392)	(27,565)	(25,919)	(27,395)
Interest income and other expenses, net	4,916	3,590	833	1,450	4,237

Loss before taxes	(81,547)	(76,802)	(26,732)	(24,469)	(23,158)
Foreign tax benefit (expense)(1)	—	1,562	(1,761)	(200)	—

Net loss	$(81,547)	$(75,240)	$(28,493)	$(24,669)	$(23,158)

Basic and diluted net loss per common share	$(1.36)	$(1.32)	$(0.82)	$(0.96)	$(0.94)

Shares used in computation of basic and diluted net loss per common share	59,912	57,103	34,664	25,576	24,760

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$166,409	$195,730	$113,191	$54,979	$80,600
Working capital	121,532	170,735	92,464	37,104	59,685
Total assets	207,553	217,353	137,845	63,724	91,082
Long-term obligations, less current portion	15,729	2,429	1,893	1,081	2,013
Total stockholders’ equity	168,709	198,565	118,987	44,743	65,211

(1)	During year ended December 31, 2004, we reversed our foreign tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty, which eliminated withholding taxes on our revenue from our Kirin collaboration.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. The product candidates most advanced in development are active immunotherapies designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer.

We have incurred significant losses since our inception. As of December 31, 2005, our accumulated deficit was $300.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.

We anticipate that we will not generate revenue from the sale of our potential commercial therapeutic products during the next year. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, future equity offerings and with license fees and milestone payments received from our collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased clinical trial costs, contract manufacturing costs and costs associated with operating our New Jersey manufacturing facility. In January 2006, we announced the realignment of our resources to focus on achieving regulatory approvals for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources have now been deployed to complete the BLA during 2006 and prepare for the commercialization of Provenge. We anticipate net cash utilized for operating and capital expenditures for 2006 to be approximately $100 million. In addition, clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing clinical trials.

Provenge (sipuleucel-T)

In September 2005, we announced plans to submit a BLA to the FDA to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge. We anticipate submitting a BLA for Provenge to the FDA in 2006 on a rolling basis. We own commercialization rights for Provenge worldwide. Provenge has Fast Track designation from the FDA for the treatment of asymptomatic patients with metastatic, androgen-independent prostate cancer.

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

Trial D9901 approached, but did not meet, its primary endpoint of showing a statistically significant delay in time to disease progression in the overall patient population in the study. The trial results did, however, identify a group of patients, those with tumors that had been classified as Gleason score 7 or less, who appeared to benefit most significantly by treatment with Provenge compared to patients who received placebo. Gleason score is a common measure of the aggressiveness of a patient’s tumor and ranges in score from 2 to 10. In these men, Provenge appeared to delay disease progression. Our second Phase 3 trial, D9902, was still underway when the D9901 results on progression were obtained and the survival follow up was still ongoing. Based on discussions with the FDA, we amended D9902 to contain two parts: D9902 Part A (D9902A) included those patients enrolled regardless of Gleason score, and Part B (D9902B), which initially restricted enrollment to those patients most like the group of patients that appeared to benefit in D9901, those with Gleason scores of 7 or less.

We completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21% improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than that of patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. The survival benefit seen with Provenge was independent of a patient’s Gleason score. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that patients who received placebo had a relative risk of dying more than twice as high as that of patients who received Provenge (p-value = 0.002, adjusted hazard ratio = 2.1).

In October 2005, we disclosed results from the second randomized Phase 3 trial, D9902A. Trial D9902A also did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of Provenge in 98 men with asymptomatic, metastatic, androgen-independent prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month or 21% improvement (p-value = 0.331, hazard ratio = 1.3). A Cox multivariate regression analysis of overall survival, which adjusts for the same prognostic factors known to influence survival utilized in D9901, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = 1.9). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the three-year final follow up, 32 percent of patients who received Provenge were alive compared to only 21 percent of the patients who received placebo, a 52 percent improvement in the survival rate.

An integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a statistically significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 percent of the patients who received placebo. In both studies, Provenge was generally well tolerated.

We are currently conducting another Phase 3 clinical trial of Provenge, D9902B. Based on the results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and have amended the D9902B SPA protocol to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the D9902B study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, prior to any prospective approval of Provenge by the FDA. We recently disclosed that enrollment has been completed in a Phase 3 double-blind placebo controlled trial called PROTECT (PROvenge Trial of Early Prostate Cancer Treatment) (P-11) in androgen-dependent prostate cancer.

Neuvenge (lapuleucel-T)

Neuvenge is our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. In December 2004, we announced results from two Phase 1 studies of Neuvenge indicating that Neuvenge stimulated an immune response and may provide clinical benefit in patients with advanced, metastatic HER2/neu positive breast cancer. We are evaluating future development plans for Neuvenge.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

License Fees: License fees from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period during which we have continuing obligations, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectibility is reasonably assured and the price is fixed and determinable.

Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue is recognized as if the payment was an up-front fee.

Personnel Supported Research Funding: Under these agreements, research and development activities are performed by designated full-time equivalent personnel (“FTE”) during a specified service period. The FTE funding rate is an agreed upon rate comparable to other rates for similar research and development services. Payments received in advance of the research and development activities performed are deferred and recognized on a straight-line basis over the related service period. Our performance is on a “best efforts” basis with no guarantee of either technological or commercial success.

Product Sales: Revenue from product supply agreements is recorded when the product is shipped, title and risk of loss has passed to the customer, amounts are deemed to be collectible and all other obligations under the agreements are met.

Royalty Income: Royalties from licensees are based on reported sales of licensed products, and revenues are calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs,” (“SFAS 2”) our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board ( the “FASB”), issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005 and earlier application is permitted. We adopted this new pronouncement in the fourth quarter of 2005. The adoption of FSP 115-1 did not have an impact on our working capital, stockholders’ equity or cash flows. The required disclosures pursuant to FSP 115-1 are presented in Note 3 to the consolidated financial statements in this annual report.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted the new interpretation in the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements for the year ended December 31, 2005.

In December 2004, the FASB enacted SFAS 123—revised 2004, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We will adopt the new requirements using the modified prospective transition method in the first quarter of 2006, which ends March 31, 2006. There will be no impact on our working capital, stockholders’ equity or cash flows. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity in the statements of cash flows. Based on our current analysis and information available as of January 31, 2006, we have estimated that the impact of adopting SFAS 123R will result in an increase of net loss and we expect basic and diluted net loss per share to be increased by approximately $0.03 for the year ended December 31, 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Revenue

Revenue was $210,000 in 2005, $5.0 million in 2004 and $27.0 million in 2003. The decrease in 2005 compared to 2004 was due to revenue recognized in 2004 in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (rNAPc2) and all other rNAPc proteins. The decrease in 2004 compared to 2003 was primarily due to the termination of our collaboration with Kirin Brewery Co., Ltd. in November 2003.

In November 2003, we licensed to Kirin worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active immunotherapy product candidates including our lead product candidate, Provenge, in Asia and Pacific Rim countries. This agreement ended our collaboration with Kirin. The $20 million is to be paid to us in cash in four installments, of which $2 million was paid in December 2003, $6 million was paid in each of November 2004 and November 2005 and $6 million is to be paid in November 2006. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing proceeds received and to be received, net of a discount of 8% for interest.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of monoclonal antibody, small molecule and potentially other products derived from our trp-p8 gene platform. We are jointly responsible with Genentech for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that reach Phase 3 clinical trials. Genentech will also be responsible for all manufacturing of resulting products. The agreement provides for profit-sharing and commercialization in the United States. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term, which represents an estimate of our continuing obligations under this collaboration. Genentech will make other option and milestone payments to us upon achievement of product development goals. During the years ended December 31, 2005, 2004 and 2003, we recognized revenue of $90,000, $100,000 and $115,000, respectively, related to this agreement.

Research and Development Expenses

Research and development expenses were $65.9 million in 2005, $64.4 million in 2004 and $38.9 million in 2003. The 2005 and 2004 increases compared with 2003 were primarily due to costs of contract manufacturing to support the D9902B clinical trial and to prepare for commercial level production runs, personnel-related costs, clinical expense due to increased patient enrollment and other costs associated with the D9902B clinical trial, consulting fees related to the commercialization of Provenge and contract research fees related to our trp-p8 program.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1)	Clinical programs; and

2)	Discovery research.

Our research and development expenses for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003
Clinical programs:
Cancer	$19.1	$27.2	$10.8
Cardiovascular (from our acquisition of Corvas)	—	1.6	0.6
Indirect costs	38.1	25.8	16.7

Total clinical programs	57.2	54.6	28.1

Discovery research	8.7	9.8	10.8

Total research and development expense	$65.9	$64.4	$38.9

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

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. Our collaborative partners benefit from the discoveries and knowledge generated across these platforms. The majority of our collaborative agreements involve an exchange of potential rights in the territories and indications or field of science, as defined in the respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis.

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:

•	the timeframe over which our projects are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

Acquired In-process Research and Development

During the twelve months ended December 31, 2003, we recognized an expense of $2.8 million associated with the write-off of the acquired in-process research and development (“IPR&D”) related to the Corvas acquisition. The $2.8 million of IPR&D represents the purchase price allocation to IPR&D based on an estimate of the fair value of in-process technology for projects of Corvas that, as of the acquisition date, had not reached technological feasibility and had no alternative future use.

General and Administrative Expenses

General and administrative expenses were $20.7 million in 2005, $21.0 million in 2004 and $13.0 million in 2003. General and administrative expenses in 2005 were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increase in 2004 compared with 2003 was primarily due to costs associated with the closure of our San Diego facility of approximately $3.0 million, increased patent legal fees due to an increase in our patent portfolio as a result of the Corvas acquisition, increased consulting and audit fees to comply with the Sarbanes-Oxley Act, personnel costs, non-cash board compensation expenses of $490,000, consulting fees and a retirement agreement with a former chairman resulting in cash compensation of $323,000 and non-cash compensation of $106,000.

Interest Income

Interest income was $5.3 million in 2005, $4.1 million in 2004 and $1.3 million in 2003. The increase in 2005 compared to 2004 was primarily due to higher average interest rates, offset by a decrease in interest income earned on short- and long-term receivables and a declining cash and investment balance. The increase in 2004 compared to 2003 was primarily due to higher average balances of cash, cash equivalents, and short- and long-term investments, as well as an increase in interest income related to an outstanding receivable balance.

Interest Expense

Interest expense was $351,000 in 2005, $255,000 in 2004 and $438,000 in 2003. The increase in 2005 was primarily due to an increase in the average capital lease balance in 2005 compared to 2004. The decrease in 2004 compared with 2003 was primarily due to lower average capital lease balances.

Foreign Tax Benefit (Expense)

During the year ended December 31, 2004, we reversed our deferred foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty eliminated withholding taxes on all royalties, certain interest income and other inter-company dividends. Foreign income tax expense was $1.8 million in 2003, $1.6 million of which was reversed in 2004.

Income Taxes

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $423.7 million and $135.4 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $15.6 million and $4.4 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2009 through 2021, if not utilized. Utilization of the net operating losses and tax credits carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Stock-Based Compensation Expense

Stock-based employee compensation expense in 2005, 2004 and 2003 consisted of the amortization of deferred stock-based employee compensation resulting from the grant of stock options at exercise prices less than the fair market value of the common stock on the grant date, grant of restricted stock awards and the issuance of stock options to non-employees in exchange for services and stock option modifications.

We recorded stock-based compensation expense of $720,000 in 2005, $3.5 million in 2004 and $770,000 in 2003. We recorded stock-based consulting expense of $85,000, $0 and $441,000 in 2005, 2004 and 2003, respectively, related to grants to non-employees.

We granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas acquisition, which were not qualified under the employee stock purchase plan and were considered compensatory. We recognized stock-based compensation charges of approximately $2.6 million and $215,000 of accrued payroll tax when the rights were exercised during the year ended December 31, 2004. Of the $2.6 million non-cash stock based compensation, $2.2 million was recorded as research and development expense and $429,000 as general and administrative expense. We recorded an additional $392,000 charge in the year ended December 31, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had approximately $166.4 million in cash, cash equivalents and short- and long-term investments. We have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaborative agreements, interest income earned and debt instruments. We have received net proceeds of $230.6 million from the sale of our equity securities since January 1, 2003, of which $48.3 million resulted from our December 2005 common stock offering. In connection with the July 30, 2003 acquisition of Corvas, we acquired $79.6 million of cash, cash equivalents and short- and long-term investments.

On November 4, 2005, we entered into construction agreements with The Henderson Corporation and AES Clean Technology to perform construction improvements to our facility in Hanover, New Jersey. Both construction agreements are guaranteed maximum price contracts and provide for maximum payments to The Henderson Corporation and AES Clean Technology of $15.0 million and $7.1 million, respectively. In February 2006, we entered into an amendment to the construction agreement with AES Clean Technology in order to reflect a phased approach to the construction improvements to our Hanover, New Jersey facility. We are also negotiating a similar amendment to the construction agreement with The Henderson Corporation.

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce the antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.4 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount. As of December 31, 2005, this amount would not exceed $3.2 million. On October 29, 2004, we issued 428,396 shares of our common stock, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment, in satisfaction of our initial $3.5 million payment obligation under the amendment to the Bioprocessing Services Agreement. For accounting purposes, these shares were valued based on the fair market value of $10.34 at issuance date, resulting in a charge of $4.4 million. The stock was registered under an existing shelf registration statement and the stock may be resold by Diosynth without restriction.

On December 22, 2005, we entered into a supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million over the next 20 months.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Hanover, NJ manufacturing facility. The Notes, one with a principal amount of $7.0 million bearing interest at 7.55% per year and one with a principal amount of $593,954 bearing interest at 10.2%, are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of our active immunotherapy product, Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The $7.0 million security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. On January 31, 2006, we entered into a commitment letter with GE Capital wherein GE Capital has committed to make a series of loans to us up to an aggregate original principal amount of $13 million. This loan facility expires on July 31, 2006.

As of December 31, 2005, we had financed $4.2 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of December 31, 2005 was approximately $3.9 million.

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. Property and equipment on our consolidated balance sheet as of December 31, 2005 includes $4.5 million of construction in progress related to the build-out and construction of the New Jersey facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which is recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2005. In addition to the letter of credit, the restricted cash balance includes a collateral amount of $164,000, which is required by Wells Fargo, the bank that issued the letter of credit on our behalf.

On August 12, 2005, we filed a shelf registration statement with the SEC to sell up to $150 million of our common stock from time to time. The SEC declared this registration statement (SEC File No. 333-102351) effective in October 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting discounts, commissions and other offering costs. As of December 31, 2005, $98.2 million of common stock is available to be sold under this registration statement.

Net cash used in operating activities for the years ended December 31, 2005, 2004 and 2003 was $69.6 million, $61.3 million and $39.8 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses. In 2005, 2004 and 2003, these expenditures were partially offset by cash received from our corporate collaborators including license fees from Kirin of $2.0 million in 2003 and $6.0 million in each of 2004 and 2005 and from Nuvelo of $500,000 in 2004. We expect cash used in operations to increase in the future as a result of increased contract manufacturing and clinical trial activity, costs associated with operating our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2005, our aggregate investment in equipment and leasehold improvements was $25.7 million.

As of December 31, 2005, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments and cash generated from our collaboration arrangements, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months, including, among other things:

•	supporting our submission of a BLA for Provenge;

•	manufacturing scale-up and infrastructure development related to the commercialization of Provenge;

•	supporting additional clinical trials of Provenge; and

•	continuing internal research and development.

However, we may need additional financing prior to that time. Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds through sales of our common stock under our shelf registration statement, or otherwise, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials and this could adversely impact our intent to submit a BLA for Provenge during 2006.

The following are contractual commitments at December 31, 2005 associated with supply agreements, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Payment Due by Period
Contractual Commitments	Total	1 year	2-3 years	4-5 years	Thereafter
Capital lease obligations (including interest)	$4,362	$2,143	$2,125	$94	$—
Operating leases	13,785	4,032	6,154	825	2,774
Facility lease obligation (including interest) (a)	16,163	868	1,585	1,714	11,996
Debt obligations (including interest)	8,537	2,608	5,692	237	—
Unconditional purchase obligations (b)	99	99	—	—	—
Other contractual commitments (b)	32,167	13,357	18,810	—	—

	$75,113	$23,107	$34,366	$2,870	$14,770

(a)	Refer to Note 4 to our consolidated financial statements for additional information.
(b)	Refer to Note 11 to our consolidated financial statements for additional information related to purchase obligations and other contractual commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	the investment of significant resources in the preparation and submission of a BLA for Provenge;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	having adequate financial resources and access to capital to fund development and commercialization of Provenge and our other potential product candidates;

•	our ability to obtain regulatory approval for our products that are under development and to comply with existing and future regulations affecting our business;

•	our ability to successfully commercialize our products that are under development and develop the infrastructure necessary to support commercialization if regulatory approvals are received;

•	our ability to successfully manufacture Provenge and other product candidates in necessary quantities with required quality;

•	our dependence on single-source vendors for some of the components used in our product candidates, including the Antigen Delivery Cassette for Provenge;

•	the extent to which the costs of any products that we are able to commercialize will be reimbursable by third-party payors;

•	the extent to which any products that we are able to commercialize will be accepted by the market;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any intellectual property litigation or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described in this annual report under Item 1A, “Risk Factors.”

In addition, in this annual report the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “potential,” or “opportunity,” the negative of these words or similar expressions, as they relate to us, our business, future financial or operating performance or our management, are intended to identify forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005 and 2004, we had short-term investments of $52.3 million and $122.6 million, respectively and long-term investments of $32.2 million and $18.7 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments at December 31, 2005, assuming a 100 basis point increase in market interest rates, would decrease by $297,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our financings by capping the interest rate at a fixed amount.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision of and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation, with the participation of our chief executive officer and principal financial officer, of the effectiveness of the system of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2005, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dendreon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dendreon maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dendreon Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the caption “Election of Directors.” Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement. Information relating to our executive officers is contained in Part I, Item 4A of this annual report.

Our Board of Directors has adopted a Code of Business Conduct applicable to our directors and all of our officers and employees. The Code of Business Conduct is available, free of charge, through the investor relations section of our website at http://investor.dendreon.com/governance.cfm. We intend to disclose any amendment to, or waiver from, the Code of Business Conduct by posting such amendment or waiver, as applicable, on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Management and Certain Security Holders of Dendreon—Certain Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2006 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit Number		Description
2.1		Agreement and Plan of Merger, dated February 24, 2003, by and among the registrant, Seahawk Acquisition, Inc., a Delaware corporation, Charger Project LLC, a Delaware limited liability company, and Corvas International, Inc., a Delaware corporation. (1)

3.1		Amended and Restated Certificate of Incorporation. (2)

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation. (3)

3.3		Amended and Restated Bylaws. (4)

4.1		Specimen Common Stock certificate. (5)

4.2		Certificate of Designation of Series A Junior Participating Preferred Stock. (6)

4.3		Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (7)

4.4		Form of Right Certificate. (8)

10.1		Indemnity Agreement between the registrant and each of its directors and certain of its officers. (9)

10.2		2000 Equity Incentive Plan, as amended. (10)*

10.3		2000 Employee Stock Purchase Plan. (11)*

10.4		Registration Rights and Shareholders’ Agreement, dated October 18, 1999, between the registrant and Fresenius AG. (12)

10.5		Bioprocessing Services Agreement, dated March 16, 2001, between the registrant and Covance Biotechnology Services, Inc. (now Diosynth RTP, Inc.) (13)

10.6	†	Mononuclear Cell Collection Services Agreement dated October 22, 2001 between the registrant and Gambro Healthcare, Inc. (14)

10.7	†	Collaborative Development and Marketing Agreement between the registrant and Genentech, Inc., dated August 1, 2002. (15)

Exhibit Number		Description
10.8		2002 Broad Based Equity Incentive Plan. (16)*

10.9		Executive Employment Agreement, dated October 8, 2004, between the registrant and Mitchell H. Gold, M.D. (17)*

10.1	0	Executive Employment Agreement, dated October 8, 2004, between the registrant and Martin A. Simonetti. (18)*

10.1	1	Executive Employment Agreement, dated October 8, 2004, between the registrant and Robert M. Hershberg, M.D., Ph.D. (19)*

10.1	2	Executive Employment Agreement, dated October 8, 2004, between the registrant and Grant E. Pickering. (20)*

10.1	3	Executive Employment Agreement, dated December 8, 2004, between the registrant and Richard F. Hamm, Jr. (21)*

10.1	4	Dendreon Corporation Incentive Plan. (22)

10.1	5	Executive Employment Agreement, dated June 9, 2005, by and between Dendreon Corporation and David L. Urdal, Ph.D. (23)*

10.1	6	Form of Stock Option Agreement under 2000 Equity Incentive Plan. (24)

10.1	7	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan. (25)

10.1	8	Consulting Agreement between Dendreon Corporation and Martin A. Simonetti, dated July 12, 2005. (26)*

10.1	9	Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005. (27)

10.2	0	Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005. (28)

10.2	1	Construction Services Agreement between The Henderson Corporation and Dendreon Corporation, dated November 4, 2005. (29)

10.2	2	Construction Services Agreement between AES Clean Technology, Inc. and Dendreon Corporation, dated November 4, 2005. (30)

10.2	3	Release Agreement between Grant Pickering and Dendreon Corporation. (31)*

10.2	4†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP. (32)

10.2	5	Form of Promissory Note of Dendreon Corporation to General Electric Capital Corporation. (33)

10.2	6	Master Security Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005. (34)

10.2	7	Security Deposit Pledge Agreement among General Electric Capital Corporation, Dendreon Corporation and Webster Bank, N.A., dated December 30, 2005. (35)

10.2	8	Security Deposit Pledge Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005. (36)

10.2	9	Form of Restricted Stock Award Agreement. (37)

10.3	0	Second Amendment to Bioprocessing Services Agreement, dated October 19, 2004, between Dendreon Corporation and Diosynth RTP, Inc. (38)

10.3	1	Retirement Agreement and Release, dated May 28, 2004, by and between Christopher S. Henney, Ph.D. and Dendreon Corporation. (39)*

10.3	2	Dendreon Corporation Change of Control Executive Severance Plan. (40)*

Exhibit Number		Description
10.3	3	Executive Employment Agreement, dated August 15, 2005, between Dendreon Corporation and Michelle Burris. (41)*

10.3	4	Indemnity Agreement, dated August 15, 2005, between Dendreon Corporation and Michelle Burris. (42)*

10.3	5	Commitment Letter, dated January 31, 2006, between Dendreon Corporation and General Electric Capital Corporation. (43)

10.3	6	First Amendment to the Construction Services Agreement between AES Clean Technnology and Dendreon Corporation, dated February 16, 2005.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (contained on signature page).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit filed with the registrant’s Form 8-K, filed with the SEC on February 25, 2003, File No. 000-30681.
(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681
(3)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.
(4)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.
(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.
(6)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.
(7)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.
(8)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.
(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.
(10)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2003, File No. 000-30681.
(11)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.
(12)	Incorporated by reference to Exhibit 10.7 filed with the registrant’s Registration Statement on Form S-1, File No. 333-31920.
(13)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001, File No. 000-30681.
(14)	Incorporated by reference to Exhibit 10.21 filed with the registrant’s Form 10-K for the fiscal year ended December 31, 2001, File No. 000-30681.
(15)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 000-30681.
(16)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Registration Statement on Form S-8, File No. 333-85032.

(17)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 8, 2004, File No. 000-30681.
(18)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on October 8, 2004, File No. 000-30681.
(19)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 8-K, filed with the SEC on October 8, 2004, File No. 000-30681.
(20)	Incorporated by reference to Exhibit 10.4 filed with the registrant’s Form 8-K, filed with the SEC on October 8, 2004, File No. 000-30681.
(21)	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Form 8-K, filed with the SEC on December 13, 2004, File No. 000-30681.
(22)	Incorporated by reference to Exhibit 10.31 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.
(23)	Incorporated by reference to Exhibit 10.32 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.
(24)	Incorporated by reference to Exhibit 10.33 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.
(25)	Incorporated by reference to Exhibit 10.34 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.
(26)	Incorporated by reference to Exhibit 10.35 filed with the registrant’s Form 8-K, filed with the SEC on July 13, 2005, File No. 000-30681.
(27)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 8-K, filed with the SEC on August 18, 2005, File No. 000-30681.
(28)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-30681.
(29)	Incorporated by reference to Exhibit 10.38 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-30681.
(30)	Incorporated by reference to Exhibit 10.39 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-30681.
(31)	Incorporated by reference to Exhibit 10.40 filed with the registrant’s Form 8-K, filed with the SEC November 14, 2005, File No. 000-30681.
(32)	Incorporated by reference to Exhibit 10.41 filed with the registrant’s Form 8-K, filed with the SEC December 28, 2005, File No. 000-30681.
(33)	Incorporated by reference to Exhibit 10.42 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.
(34)	Incorporated by reference to Exhibit 10.43 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.
(35)	Incorporated by reference to Exhibit 10.44 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.
(36)	Incorporated by reference to Exhibit 10.45 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.
(37)	Incorporated by reference to Exhibit 10.46 filed with the registrant’s Form 8-K, filed with the SEC on January 24, 2006, File No. 000-30681.
(38)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-30681.
(39)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.
(40)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.
(41)	Incorporated by reference to Exhibit 10.5 filed with the registrant’s Form 8-K, filed with the SEC on August 17, 2005, File No. 000-30681.

(42)	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 8-K, filed with the SEC on August 17, 2005, File No. 000-30681.
(43)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006, File No. 000-30681.
†	Confidential treatment granted as to certain portions of this Exhibit.
*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2006.

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D. President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Mitchell H. Gold, M.D. and Richard F. Hamm, Jr., his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2006

/s/ RICHARD F. HAMM, JR. Richard F. Hamm, Jr.	Senior Vice President, Corporate Development, General Counsel and Secretary (Principal Financial Officer)	March 14, 2006

/s/ GREGORY R. COX Gregory R. Cox	(Principal Accounting Officer)	March 14, 2006

/s/ RICHARD B. BREWER Richard B. Brewer	Chairman of the Board of Directors	March 14, 2006

/s/ SUSAN B. BAYH Susan B. Bayh	Director	March 14, 2006

/s/ GERARDO CANET Gerardo Canet	Director	March 14, 2006

/s/ BOGDAN DZIURZYNSKI Bogdan Dziurzynski	Director	March 14, 2006

/s/ M. BLAKE INGLE M. Blake Ingle, Ph.D.	Director	March 14, 2006

/s/ RUTH B. KUNATH Ruth B. Kunath	Director	March 14, 2006

/s/ DAVID L. URDAL David L. Urdal, Ph.D.	Director	March 14, 2006

/s/ DOUGLAS G. WATSON Douglas G. Watson	Director	March 14, 2006

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dendreon Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington

March 13, 2006

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and par value)	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$81,949	$54,501
Short-term investments	52,273	122,559
Accounts receivable	5,636	5,652
Restricted cash	1,974	—
Prepaid and other current assets	2,255	3,743

Total current assets	144,087	186,455
Property and equipment, net	22,296	6,298
Long-term investments	32,187	18,670
Long-term restricted cash	8,314	—
Receivable, net of current portion	—	5,195
Deposits	669	735

Total assets	$207,553	$217,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$428	$532
Accrued liabilities	13,619	9,903
Accrued compensation	4,234	3,998
Deferred revenue	82	93
Current portion of capital lease obligations	1,955	1,194
Current portion of long-term debt and lease obligation	2,237	—

Total current liabilities	22,555	15,720
Deferred revenue, less current portion	560	639
Capital lease obligations, less current portion	1,904	2,429
Long-term debt, less current portion	5,283	—
Facility lease obligation, less current portion	8,542	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 71,115,910 and 59,051,775 shares issued and outstanding at December 31, 2005 and 2004, respectively	71	59
Additional paid-in capital	469,845	418,929
Deferred stock-based compensation	(120)	(663)
Accumulated other comprehensive loss	(344)	(564)
Accumulated deficit	(300,743)	(219,196)

Total stockholders’ equity	168,709	198,565

Total liabilities and stockholders’ equity	$207,553	$217,353

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2005	2004	2003
Revenue	$210	$5,035	$27,041
Operating expenses:
Research and development	65,944	64,390	38,883
Acquired in-process research and development	—	—	2,762
General and administrative	20,729	21,037	12,961

Total operating expenses	86,673	85,427	54,606

Loss from operations	(86,463)	(80,392)	(27,565)
Interest income	5,267	4,135	1,271
Interest expense	(351)	(255)	(438)
Other expense	—	(290)	—

Loss before taxes	(81,547)	(76,802)	(26,732)
Foreign tax benefit (expense)	—	1,562	(1,761)

Net loss	$(81,547)	$(75,240)	$(28,493)

Basic and diluted net loss per common share	$(1.36)	$(1.32)	$(0.82)

Shares used in computation of basic and diluted net loss per common share	59,911,721	57,102,863	34,664,059

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance, January 1, 2003	26,558,478	27	160,314	(253)	118	(115,463)	44,743
Exercise of stock options and warrants for cash	495,981	—	1,213	—	—	—	1,213
Net exercise of stock warrants	193,644	—	—	—	—	—	—
Valuation of stock options and warrants	—	—	77	—	—	—	77
Issuance of common stock under the Employee Stock Purchase Plan	410,432	—	549	—	—	—	549
Issuance of common stock for services	—	—	364	—	—	—	364
Issuance of common stock for cash	4,392,856	5	30,710	—	—	—	30,715
Issuance of common stock for acquisitions	12,436,780	13	62,917	—	—	—	62,930
Assumption of stock options due to acquisition	—	—	4,381	(511)	—	—	3,870
Issuance of common stock for payment of interest	363,263	—	2,428	—	—	—	2,428
Accelerated vesting of stock options	—	—	215	—	—	—	215
Issuance of restricted stock grants	74,850	—	473	(473)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	555	—	—	555
Reversal of deferred stock-based compensation due to forfeitures	—	—	(31)	31	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(28,493)	(28,493)
Net unrealized loss on securities available-for-sale	—	—	—	—	(179)	—	(179)

Comprehensive loss							(28,672)

Balance, December 31, 2003	44,926,284	45	263,610	(651)	(61)	(143,956)	118,987
Exercise of stock options for cash	1,064,944	1	5,818	—	—	—	5,819
Net exercise of stock warrants	9,169	—	—	—	—	—	—
Stock option modifications	—	—	576	—	—	—	576
Issuance of common stock under the Employee Stock Purchase Plan	858,277	1	3,733	—	—	—	3,734
Issuance of common stock for services	428,396	—	4,429	—	—	—	4,429
Issuance of common stock for cash (net of issuance cost of $9,500)	11,764,705	12	140,450	—	—	—	140,462
Issuance of restricted stock grants	—	—	588	(588)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	301	—	—	301
Reversal of deferred stock-based compensation due to forfeitures	—	—	(275)	275	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(75,240)	(75,240)
Net unrealized loss on securities available-for-sale	—	—	—	—	(503)	—	(503)

Comprehensive loss							(75,743)

Balance, December 31, 2004	59,051,775	59	418,929	(663)	(564)	(219,196)	198,565
Exercise of stock options for cash	223,172	—	820	—	—	—	820
Net exercise of stock warrants	1,161	—	—	—	—	—	—
Stock option modifications	—	—	156	—	—	—	156
Issuance of common stock under the Employee Stock Purchase Plan	316,763	—	1,695	—	—	—	1,695
Issuance of common stock for services	—	—	85	—	—	—	85
Issuance of common stock for cash (net of issuance cost of $3,466)	11,500,000	12	48,272	—	—	—	48,284
Amortization of deferred stock-based compensation	—	—	—	431	—	—	431
Issuance of restricted stock grants	23,039	—	—	—	—	—	—
Reversal of deferred stock-based compensation due to forfeitures	—	—	(112)	112	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(81,547)	(81,547)
Net unrealized income on securities available-for-sale	—	—	—	—	220	—	220

Comprehensive loss							(81,327)

Balance, December 31, 2005	71,115,910	$71	$469,845	$(120)	$(344)	$(300,743)	$168,709

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2005	2004	2003
Operating Activities:
Net loss	$(81,547)	$(75,240)	$(28,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	2,762
Depreciation and amortization expense	2,955	2,408	2,610
Common stock issued for services	—	4,429	—
Non-cash stock-based compensation expense	720	3,465	770
Non-cash stock-based consulting expense	85	—	441
Non-cash interest expense	—	16	91
Impairment of fixed assets	1,007	689	—
Changes in operating assets and liabilities:
Accounts receivable	5,211	4,785	(3,790)
Other current assets	1,488	(785)	910
Deposits	66	303	(9,902)
Restricted cash related to lease	(3,288)	—	—
Accounts payable	(104)	(689)	(84)
Accrued liabilities and compensation	3,873	(542)	2,898
Deferred revenue	(90)	(100)	(8,014)

Net cash used in operating activities	(69,624)	(61,261)	(39,801)

Investing Activities:
Purchases of investments	(488,428)	(286,027)	(59,993)
Maturities of investments	545,417	213,136	110,668
Proceeds from asset disposals	—	174	500
Net cash acquired from Corvas International, Inc.	—	—	1,053
Purchases of property and equipment	(9,388)	(4,558)	(1,901)

Net cash provided by (used in) investing activities	47,601	(77,275)	50,327

Financing Activities:
Payment of security deposits associated with debt	(7,000)	—	—
Proceeds from sale-leaseback financing arrangement	—	2,861	1,305
Payments on long-term debt	—	—	(10,000)
Proceeds from equipment financing arrangement, net of debt financing costs	7,419	—	—
Payments on capital lease obligations	(1,614)	(1,600)	(1,222)
Proceeds from sale of equity securities, net of issuance costs	48,284	140,462	30,715
Proceeds from exercise of stock options and warrants	820	5,819	1,213
Proceeds from sale of common stock under the Employee Stock Purchase Plan	1,562	1,146	549

Net cash provided by financing activities	49,471	148,688	22,560

Net increase in cash and cash equivalents	27,448	10,152	33,086
Cash and cash equivalents at beginning of year	54,501	44,349	11,263

Cash and cash equivalents at end of year	$81,949	$54,501	$44,349

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$461	$238	$334
Cash paid during the year for foreign taxes	—	—	200

Supplemental Schedule of Noncash Investing and Financing Activities:
Facility lease and asset retirement obligation	$8,722	$—	$—
Capital purchases financed through capital lease	1,850	—	—
Equity instruments issued for acquisition	—	—	62,930
Stock options assumed in acquisition	—	—	4,381
Common stock issued for payment of accreted interest	—	—	2,428

See accompanying notes.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a Seattle-based biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with an original maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximate fair market value. Our cash equivalents and short-term and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income. The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when realized and when we have determined that an other-than-temporary decline in fair value has occurred. We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to four years. Computers and equipment leased under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or three years, whichever is shorter. Construction in progress will be reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are placed in service.

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

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

License Fees: License fees from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the period during which we have continuing obligations, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, an estimate is made of the time required to achieve that goal considering experience with similar projects, level of effort and the development stage of the project. The basis of the revenue recognition is reviewed and adjusted based on the status of the project against the estimated timeline as additional information becomes available. Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectibility is reasonably assured and the price is fixed and determinable.

Milestones: Payments for milestones that are based on the achievement of substantive and at risk-performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue is recognized as if the payment was an up-front fee.

Personnel Supported Research Funding: Under these agreements, research and development activities are performed by designated full-time equivalent personnel (“FTE”) during a specified service period. The FTE funding rate is an agreed upon rate comparable to other rates for similar research and development services. Payments received in advance of the research and development activities performed are deferred and recognized on a straight-line basis over the related service period. Our performance is on a “best efforts” basis with no guarantee of either technological or commercial success.

Product Sales: Revenue from product supply agreements is recorded when the product is shipped, title and risk of loss has passed to the customer, amounts are deemed to be collectible and all other obligations under the agreements are met.

Royalty Income: Royalties from licensees are based on reported sales of licensed products and revenues are calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired In-process

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires losses from impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Stock-Based Compensation

We have elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for employee stock options and comply with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB No. 25, compensation expense related to our employee stock options is measured based on the intrinsic value of the stock option. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Deferred stock-based compensation consists of amounts recorded when the exercise price of an option granted to an employee is lower than the subsequently determined fair value of the underlying common stock on the date of grant or the difference between the fair market value and purchase price of restricted stock awards to employees. Deferred stock-based compensation is amortized over the vesting period of the underlying option or restricted stock awards using the graded vesting method.

On June 8, 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options outstanding under our 2000 and 2002 equity incentive plans that have exercise prices per share of $5.25 or higher. Options to purchase approximately 2.5 million shares of our common stock became exercisable immediately. Options held by directors and executive officers were included in the vesting acceleration. The acceleration of the vesting of these options did not result in a charge because the exercise prices of the options were higher than the fair market value of the underlying common stock on the date such options were modified. The options had a range of exercise prices of $5.28 to $16.30 and a weighted average exercise price of $8.87. The closing price of our common stock on June 8, 2005 was $4.99. Pro forma stock-based employee compensation expense for the twelve months ended December 31, 2005 reflects an additional $6.0 million as a result of the accelerated vesting. We took this action because it will reduce the negative impact on our results from operations beginning in 2006 when SFAS 123 – revised 2004, “Share–Based Payment” (“SFAS 123R”), becomes effective. Subject to certain assumptions, as a result of the acceleration we expect to reduce the stock option expense we otherwise would be required to record by approximately $3.6 million in 2006, $1.8 million in 2007 and $0.6 million in 2008 on a pre-tax basis.

During the preparation of the notes to the consolidated financial statements for the year ended December 31, 2005, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the years ended December 31, 2003 and 2004, as previously reported, was understated primarily as a result of our inadvertent exclusion of the fair value of (and, therefore, the amortization expense related to) the employee stock purchases

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

during 2003 and 2004. Accordingly, pro forma net loss reported under SFAS 123 for the years ended December 31, 2003 and 2004, presented in the tables below, has been revised. These revisions had no effect on our previously reported consolidated results of operations or financial condition.

If compensation cost for our stock options had been recognized based upon the estimated fair value on the grant date under the fair value methodology allowed by SFAS 123, our net loss and net loss per share would have been as follows (in thousands, except net loss per share):

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(81,547)	$(75,240)	$(28,493)
Add: stock-based employee compensation expense included in reported net loss	720	3,465	770
Deduct: pro forma stock-based employee compensation expense	(14,524)	(7,459)	(4,695)

Pro forma net loss	$(95,351)	$(79,234)	$(32,418)

Net loss per share as reported	$(1.36)	$(1.32)	$(0.82)

Pro forma net loss per share	$(1.59)	$(1.39)	$(0.94)

Pro forma net loss		$(468)	$(329)

Pro forma net loss per share		$(0.01)	$(0.01)

The above pro forma information regarding net income and earnings per share has been determined as if we had accounted for its employee stock options under the fair value method. The fair value for these stock options was estimated at the date of grant using the Black-Scholes Merton option pricing model with the following weighted average assumptions:

	Employee Stock Options
	2005	2004	2003
Expected life (years)	4.6 -5.0	4.0 -4.9	4.0
Expected volatility	81% -96%	91% - 97%	95% - 127%
Risk-free interest rate	3.9% - 4.4%	2.4% - 3.5%	2.4% - 3.1%
Expected dividend yield	0.0%	0.0%	0.0%

	Employee Stock Purchase Plan
	2005	2004	2003
Expected life (years)	0.46	0.50	0.50
Expected volatility	65%	65%	65%
Risk-free interest rate	3.3%	3.3%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%

As required by SFAS 123, we have determined that the weighted average estimated fair values of options granted during 2005, 2004 and 2003 were $4.37, $7.03 and $5.56 per share, respectively.

Our valuations are based upon a multiple option valuation approach, and forfeitures are recognized as they occur. The Black-Scholes Merton option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

require the input of highly subjective assumptions, including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because our stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options under these plans unless there is an increase, above the grant price, in the market price of our stock. Such an increase in stock price would benefit all shareholders commensurately.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for Dendreon beginning January 1, 2006. We will adopt the new requirements using the modified prospective transition method. Accordingly expense for awards made prior to adoption of SFAS 123R will continue to be amortized over the vesting period. For awards made on or after December 31, 2005, the related expense will be recognized from grant date through the stated vesting period.

Use of Estimates

Our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, fair values of acquired assets, income taxes, financing activities, long-term service contracts, clinical trial accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 5,862,859, 5,124,040 and 5,199,447 for the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

At December 31, 2005, the carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the liquidity of these financial instruments or their short-term nature. The carrying value of long term receivable and debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We adopted this new pronouncement in the fourth quarter of 2005. The adoption of FSP 115-1 did not have an impact on our working capital, stockholders’ equity or cash flows. The required disclosures are presented in Note 3 of this report.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS 154 in 2007. Our results of operations and financial condition will only be impacted by SFAS 154 if we implement changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted the new interpretation in the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on our consolidated financial statements for the year ended December 31, 2005.

In December 2004, the FASB enacted SFAS 123R, which replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We will adopt the new requirements using the modified prospective transition method in the first quarter of 2006, which ends March 31, 2006. There will be no impact on our working capital, stockholders’ equity or cash flows. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow rather than as an adjustment of operating activity in the statements of cash flows. Based on our current analysis and information available as of January 31, 2006, we have estimated that the impact of adopting SFAS 123R will result in an increase of net loss and we expect basic and diluted net loss per share to be increased by approximately $0.03 for the year ended December 31, 2006.

2.    SIGNIFICANT AGREEMENTS

The aggregate costs of our research and development collaborative agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. Our collaborative partners benefit from the discoveries and knowledge

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

generated across these platforms. All collaborative agreements involve an exchange of potential rights in the territories, indications or field of science, as defined in their respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which Dendreon and its partners agree on a periodic basis.

In our accompanying statements of operations for the periods ended December 31, 2005, 2004 and 2003, we have recognized revenue relating to our collaborative agreements in the aggregate of $90,000, $4.7 million and $26.9 million, respectively. We estimate that our collective research and development expenses incurred under these collaborative agreements for the years ended December 31, 2005, 2004, and 2003 are approximately $2.6 million, $2.1 million and $23.9 million, respectively.

Due to our ability to share resources and knowledge across multiple research platforms, our expense allocations to our collaborative agreements are based on estimated data of human resources time incurred across all our collaborations. As a result, the expenses allocated to the estimated expenses of our collaborative agreements may not reflect actual expenses incurred.

Nuvelo

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (“rNAPc2”), and all other rNAPc2 proteins. Under the terms of the agreement, Nuvelo paid us an upfront payment of $500,000 in cash and the balance in Nuvelo common stock valued at $4.1 million on the day the shares were received. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Under the terms of the agreement, Nuvelo owns worldwide rights for all indications for rNAPc2 products. In 2004, we recognized revenue of $4.6 million and subsequently sold all the common stock acquired from Nuvelo at a $290,000 loss.

Genentech

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. We and Genentech are jointly responsible for conducting preclinical and clinical work. Genentech will fund a majority of these expenses for products that enter Phase 3 clinical trials. The agreement provides for profit-sharing and commercialization in the United States. Genentech will also be responsible for all manufacturing of products of the collaboration. Genentech will be responsible for commercialization in the rest of the world except Asia and Oceania, where we retain the sole right to develop and commercialize trp-p8. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term. Under the terms of the agreement, Genentech also made a $2.0 million equity investment in our common stock in August 2002. During the years ended December 31, 2005, 2004 and 2003 we recognized revenue of $90,000, $100,000 and $115,000, respectively, related to this agreement.

Kirin

In November 2003, we licensed to Kirin Brewery Co., Ltd. our worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active immunotherapy product candidates, including Provenge, in Asia and Pacific Rim countries. This agreement ended our previous collaboration with Kirin. The $20 million is to be paid to us in cash

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

in four installments, of which $2 million was paid in December 2003, $6 million was paid in both November 2004 and November 2005 and $6 million is to be paid in November 2006. We recognized revenue in the fourth quarter of 2003 of $17.5 million related to this agreement, representing proceeds received and to be received, net of a discount for interest at 8%. We also recognized deferred revenue of $3.2 million in the fourth quarter of 2003 due to the end of our collaboration with Kirin. As of December 31, 2005, 2004 and 2003, we had recorded receivables of $5.6 million, $10.8 million and $15.5 million, respectively, on our balance sheet related to this agreement. For the year ended December 31, 2003, we recognized $26.8 million in revenue related to the Kirin agreements.

Abgenix

As part of our acquisition of Corvas we acquired an exclusive collaboration agreement with Abgenix, Inc. to discover, develop and commercialize fully-human monoclonal antibodies against two selected antigens from our portfolio of membrane-bound serine proteases. Under the terms of the collaboration, Abgenix will use its human antibody technologies to generate and select antibodies against the Corvas targets. Both companies will have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize any antibody products discovered during the collaboration. Both companies will share equally in the product development costs and any profits from sales of products successfully commercialized from any co-development efforts.

3.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

(in thousands)	Cost or Amortized Cost	Fair Market Value
December 31, 2005
Due in one year or less	$52,495	$52,273
Due after one year through two years	32,309	32,187

	$84,804	$84,460

December 31, 2004
Due in one year or less	$122,971	$122,559
Due after one year through two years	18,822	18,670

	$141,793	$141,229

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2005 and 2004.

Securities available-for-sale, short- and long-term, consisted of the following:

(in thousands)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
December 31, 2005
Corporate debt securities	$62,085	$14	$(304)	$61,795
Government securities	22,719	—	(54)	22,665

	$84,804	$14	$(358)	$84,460

December 31, 2004
Corporate debt securities	$132,820	$28	$(584)	$132,264
Government securities	8,973	—	(8)	8,965

	$141,793	$28	$(592)	$141,229

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other Than Temporary Impairment”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

(in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,546	$(237)	$18,352	$(67)	$51,898	$(304)
Government securities	22,665	(54)	—	—	22,665	(54)

Total	$56,211	$(291)	$18,352	$(67)	$74,563	$(358)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

4.    CONSTRUCTION IN PROGRESS

We lease a facility in Hanover, New Jersey (the “Facility”), of approximately 158,000 square feet for manufacturing, pursuant to a Lease Agreement dated August, 11, 2005 (the “Lease”), between us and First Industrial Realty Trust, Inc. The property was acquired by Dividend Capital Trust, LLC in December 2005, which assumed the Lease. Under the Lease, we are committed to funding the construction and outfitting of the Facility. Construction is expected to be substantially completed by June 2006. For a further description of the Lease, see Notes 7 and 11, which include the future minimum payments under the Lease.

We are responsible for the construction costs and therefore, in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF Issue No. 97-10”), we are deemed to be the owner of the Facility for accounting purposes during the construction period. During the year ended December 31, 2005, upon taking possession of the Facility and beginning construction, we capitalized approximately $8.6 million to record the estimated fair value of the building with a related lease obligation of approximately $8.6 million, which is reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the portion of the lease payment allocated to land is treated as an operating expense and the balance of the lease payment is applied to the Facility Lease Obligation.

In addition, the Lease also has provisions requiring that we restore the building to its original condition upon termination. Accordingly, we will accrue the estimated costs of dismantlement and restoration as these obligations accumulate in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Construction in process includes $4.5 million for construction of leasehold improvements, the estimated fair value of the building of $8.6 million and $80,000 of accrued costs for the asset retirement obligation. Upon completion of construction, the Lease will not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the Facility as property and equipment during the term of the Lease.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
(in thousands)	2005	2004
Furniture and office equipment	$1,232	$764
Laboratory and manufacturing equipment	9,226	8,243
Computer equipment	2,822	2,200
Leasehold improvements	4,374	2,306
Construction in progress	16,771	2,098

	34,425	15,611
Less accumulated depreciation and amortization	(12,129)	(9,313)

	$22,296	$6,298

Property and equipment included assets financed under capital leases of $9.9 million and $8.1 million at December 31, 2005 and 2004, respectively. Accumulated amortization related to these assets under financed leases was $6.8 million and $4.7 million at December 31, 2005 and 2004, respectively. In December 2005, we incurred a $1.0 million impairment charge due to design costs for abandoned facilities. Construction in progress at December 31, 2005 includes $8.6 million attributable to our leased Facility (Note 4).

6.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2005	2004
Clinical trial costs	$3,103	$3,667
Construction in progress	2,681	1,046
Antigen manufacturing	4,055	173
Deferred rent	895	835
Other accrued liabilities	2,885	4,182

	$13,619	$9,903

7.    FINANCING OBLIGATIONS

In January 2003, we entered into a $4.0 million lease line with GE Life Sciences and Technology Financings (“GE Life Sciences”). As of December 31, 2003, we had financed $856,000 of leasehold improvements, laboratory, computer and office equipment under this GE Life Sciences lease line. The lease terms are 36 months and bear interest at rates ranging from 10.5% to 11.9% per year. The unused balance under this lease line expired on June 30, 2003. In November 2003, we entered into a $1.7 million lease line with GE Life Sciences. In October 2004, we increased the amount of this lease line with GE Life Sciences to $5.5 million. As of December 31, 2004, we had financed $3.4 million of laboratory, computer and office equipment under this GE Life Sciences lease line. The lease term is 48 months and bears interest at 8.2% to 9.5% per year. The unused balance under this agreement expired on December 31, 2004. The amount of remaining lease payments due on this lease as of December 31, 2005 was approximately $2.5 million.

In February 2005, we entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resource Planning system. The capital lease has a term of 34 months and bears interest at 3% per

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

year. The amount of remaining lease payments due on this lease as of December 31, 2005 was approximately $1.4 million.

In August 2005, we leased the Facility and, in accordance with EITF Issue No. 97-10, we are deemed the owner of the Facility during the construction period; therefore, we have capitalized approximately $8.6 million, which represents the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The Facility Lease Obligation has a term of 17 years with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7 year term of the Lease and a 10 year renewal. The future minimum payments of the Facility Lease Obligation, as presented below, reflect such 17 year period. The Lease may be renewed for an additional 15 years. See Notes 4 and 11 for a further description of the Lease.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Facility. The Notes represent financings aggregating $7.6 million. The Notes, one with a principal amount of $7.0 million bearing interest at 7.55% per year, and one with the principal amount of $593,954 bearing interest at 10.2%, are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million lent to finance the “soft costs” (such as leasehold improvements and designs), which will be released pro rata upon the repayment of such loan or upon receipt of FDA approval of our active immunotherapy product, Provenge. The $7.0 million security deposit is recorded on the balance sheet in restricted cash and long-term restricted cash. On January 31, 2006, we entered into a commitment letter with GE Capital wherein GE Capital has committed to make a series of loans to us up to the aggregate original principal amount of $13 million. Each loan made by GE Capital shall be in an aggregate minimum funding of $650,000 and will accrue interest at 9.72% per year, to be repaid in 36 consecutive monthly installments of principal and interest. There is a material adverse change clause in the Security Agreement which may accelerate the maturity date of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. This loan facility expires July 31, 2006.

The future minimum payments due under financing obligations were as follows as of December 31, 2005:

(in thousands)	Capital Lease Obligations	Debt Obligations	Facility Lease Obligation
Year ending December 31:
2006	$2,143	$2,608	$868
2007	1,343	2,846	776
2008	782	2,846	809
2009	94	237	841
2010	—	—	873
Thereafter	—	—	11,996

Total payments	4,362	8,537	16,163
Less amount representing interest	(503)	(1,118)	(7,520)

Present value of payments	3,859	7,419	8,643
Less current portion of obligations	(1,955)	(2,136)	(101)

Long-term portion of obligations	$1,904	$5,283	$8,542

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    STOCKHOLDERS’ EQUITY

On June 8, 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 and a corresponding increase in the total authorized shares of capital stock from 90,000,000 to 160,000,000 shares, which includes 10,000,000 shares of preferred stock.

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2005.

Common Stock

On August 12, 2005, we filed a shelf registration statement with the SEC to sell up to $150 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-127521) effective in October 2005. In December 2005, we sold 11.5 million shares of our common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting discounts, commissions and other expenses.

On October 29, 2004, we entered into an amendment to our Bioprocessing Services Agreement with Diosynth RTP, Inc., dated March 16, 2001, as amended, under which Diosynth purchased 428,396 shares of our common stock registered under a registration statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment, in satisfaction of our initial $3.5 million payment obligation under the agreement. For accounting purposes, these shares were valued at the date of issuance, resulting in a charge of $4.4 million.

During 2004, we delivered a draw down notice to BNY Capital Markets, Inc., or CMI, in accordance with the terms of the equity line financing agreement between us and CMI. Pursuant to the equity line financing agreement, CMI purchased an aggregate of 206,097 shares at an average price of $4.98 under the equity line facility for gross proceeds of $1,027,000, less a total fee of $255,000 that included fees paid to Shoreline Pacific in the amount of 1.5% of the gross proceeds, a one-time administration fee to CMI, and other legal and accounting fees. Upon expiration of this facility, we paid CMI an additional fee of $209,000, which was recorded as general and administrative expense in the year ended December 31, 2004.

In January 2004, we sold 11.8 million shares of our common stock in a public offering at a price of $12.75 per share for gross proceeds of $150 million, or $140.5 million, net of underwriting discounts, commissions and other expenses.

In June 2003, we sold 4.4 million shares of common stock in a public offering at a price of $7.00 per share for gross proceeds of $30.8 million or $30.7 million net of offering costs.

Warrants

In August 2002, we entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, we agreed to issue to certain employees of Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share and the remaining 30,000 warrants have an

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

exercise price of $6.25 per share. The warrants have a term of six years and include a “cashless exercise” provision. During 2003, Shoreline Pacific employees completed a cashless exercise of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline Pacific employees completed a cashless exercise of 500 and 16,500 warrants with exercise price of $2.50 and $6.25, respectively, resulting in a net issuance of 9,169 shares of common stock. During 2005, Shoreline Pacific employee warrant holders completed a cashless exercise of 3,000 warrants with an exercise price of $6.25 resulting in a net issuance of 1,161 shares of common stock. The remaining 11,000 Shoreline warrants are exercisable at any time.

Additional warrants for 8,688 shares of common stock were outstanding and exercisable at December 31, 2005, with an exercise price of $11.51 per share. These warrants expire in June 2008.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the 2000 Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the Purchase Plan. Each year, the number of shares reserved for issuance under the Purchase Plan will automatically be increased by the lesser of (i) 1% of the total number of fully diluted shares of our common stock then outstanding including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2006, the number of shares reserved for future issuance under the Purchase Plan was automatically increased by an additional 400,000 shares, to an aggregate of 1,683,942 shares.

The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. We granted stock purchase rights to employees hired after August 1, 2002, including those involved in the Corvas acquisition, during 2003 and 2004 that were not qualified under the Purchase Plan. We recognized stock-based compensation charges of $2.8 million, including $215,000 of related payroll taxes when the rights were exercised in 2004. We recorded an additional $392,000 in the year ended December 31, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

In 2005, 201,200 and 115,563 shares were issued under the Purchase Plan at a price of $4.45 and $5.78, respectively.

In 2004 and 2003, 858,277 and 410,432 shares were issued under the Purchase Plan, respectively, at a price of $1.33.

Stock Option Plans

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”), which amended and restated our 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. In 2003, the Board of Directors and our shareholders approved amendments to the 2000 Plan: (i) to increase the number of shares of common stock authorized for issuance under the 2000 Plan by an additional 2,000,000 shares; (ii) to increase the number of shares of common stock annually reserved for issuance under the 2000 Plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) to permit us to assume existing options, stock bonuses and restricted stock awards that

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5% of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2006, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 10,300,000 shares.

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

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the Common Stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of Dendreon. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

The restricted stock awards granted during 2003 had a weighted average fair value of $6.32 per share and vested over a three year period. The restricted stock awards granted during 2004 had a weighted average fair value of $8.98 per share and vest over a four year period. A summary of restricted stock award activity under the 2000 Plan is as follows:

Outstanding Stock Awards
Balance, January 1, 2003	—
Units granted	74,850
Units vested	(26,194)
Units forfeited	—

Balance, December 31, 2003	48,656
Units granted	52,000
Units vested	(42,424)
Units forfeited	—

Balance, December 31, 2004	58,232
Units granted	—
Units vested	(37,580)
Units forfeited	(509)

Balance, December 31, 2005	20,143

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity is as follows:

	Shares Under Option	Weighted-Average Exercise Price
Balance, January 1, 2003	2,963,895	$6.86
Options granted and assumed at fair value	2,618,056	10.90
Options granted at greater than fair value	648,473	6.56
Options exercised	(348,294)	3.07
Options forfeited	(777,848)	13.27

Balance, December 31, 2003	5,104,282	8.17
Options granted at fair value	1,750,950	10.50
Options exercised	(1,064,944)	5.50
Options forfeited	(711,848)	14.42

Balance, December 31, 2004	5,078,440	8.67
Options granted at fair value	1,181,683	6.20
Options exercised	(223,172)	3.67
Options forfeited	(213,926)	8.52

Balance, December 31, 2005	5,823,025	$8.37

There were 5,152,752, 2,355,850 and 2,630,965 options exercisable at December 31, 2005, 2004 and 2003, respectively, at a weighted-average exercise price of $8.73, $8.56 and $9.21, respectively.

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2005 for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding As of December 31, 2005	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted- Average Exercise Price
$ 0.68 – $ 5.57	1,289,903	7.23	$4.31	836,680	$3.81
$ 5.58 – $ 7.50	1,166,924	8.20	6.16	967,374	6.21
$ 7.56 – $ 9.77	1,788,220	8.15	8.68	1,778,220	8.68
$ 9.81 – $14.06	1,303,738	7.11	12.13	1,296,238	12.14
$14.24 – $36.74	274,240	6.07	16.92	274,240	16.92

$ 0.68 – $36.74	5,823,025	7.63	$8.37	5,152,752	$8.73

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, equity based awards (including stock option and stock awards) available for future issuance are as follows:

Awards Available for Grant
Balance, January 1, 2003	1,756,084
Granted	(3,341,379)
Canceled	772,348
Additional shares reserved	2,550,000

Balance, December 31, 2003	1,737,053
Granted	(1,802,950)
Cancelled	711,848
Additional shares reserved	750,000

Balance, December 31, 2004	1,395,951
Granted	(1,181,683)
Cancelled	214,435
Additional shares reserved	750,000

Balance at December 31, 2005	1,178,703

Other Stock-Based Compensation

In 2003, we recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the Corvas merger. In 2004, we reversed deferred stock-based compensation of $275,000 related to forfeitures resulting from the terminations of employees in connection with the closure of our San Diego Facility. During 2003, we granted members of our management team restricted stock awards that vested 25% upon grant and the balance over a two year period. We recorded deferred stock-based compensation in connection with these awards of $473,000, of which $90,000, $206,000 and $177,000, was recognized as an expense during the years ended December 31, 2005, 2004 and 2003, respectively. During 2004, we granted certain employees restricted stock awards that vested 25% in one year and the balance over a three year period. We recorded deferred stock-based compensation in connection with these awards of $588,000, of which $290,000 and $37,000 was recognized as an expense during the years ended December 31, 2005 and 2004, respectively. Deferred stock-based compensation is being amortized using the graded vesting method. In 2004, we extended the post-termination period of certain options granted to a former member of our Board of Directors and recorded stock based compensation of $490,000. During the years ended December 31, 2005, 2004, and 2003, we recognized non-cash deferred stock-based compensation expense of $720,000, $3.5 million and $770,000, respectively. We recorded non-cash stock-based consulting expense of $85,000, $0 and $441,000 in the years ended December 31, 2005, 2004 and 2003, respectively related to grants to non-employees in exchange for services.

We granted options to two former consultants to resolve claims by them of an oral agreement to modify and renew a consulting agreement for two years. We granted the two consultants a total of 90,571 options at an exercise price of $6.23 per share upon execution of a written agreement with them. The options are fully vested and expire in March 2011. We have estimated the value of these options using the Black-Scholes Merton method, and recorded consulting expense of $602,000 in 2003.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved

As of December 31, 2005, shares of our common stock were reserved for issuance as follows:

Outstanding common stock options	5,823,025
Employee stock purchase plan	1,283,942
Available for future grant under equity plans	1,178,703
Common stock awards	20,143
Common stock warrants	19,688

8,325,501

9.     INCOME TAXES

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $423.7 million and $135.4 million, respectively We also had federal and state research and development tax credit carryforwards of approximately $15.6 million and $4.4 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2006 through 2021, if not utilized.

Utilization of the net operating losses and tax credit carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$156,037	$139,038
Research credits	19,834	19,175
Capitalized research and development	1,350	6,442
Other	3,305	4,496

Total deferred tax assets	180,526	169,151

Deferred tax liabilities:
Accrued revenue—US	(1,700)	(3,627)
Accrued revenue—Foreign	—	—

Total deferred tax liabilities	(1,700)	(3,627)

Total deferred tax assets and liabilities	178,826	165,524
Valuation allowance	(178,826)	(165,524)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $13.3 million, $32.1 million and $85.2 million during the years ended December 31, 2005, 2004 and 2003, respectively, including an increase of $74.9 million in 2003 related to our acquisition of Corvas.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

During 2004, we reversed our foreign income tax liability and recognized a tax benefit of approximately $1.6 million based on a new tax treaty entered into between the United States and Japan in 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

10.    NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period, and excludes all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. The total number of shares related to outstanding options, warrants and unvested restricted stock that was excluded from the calculations of diluted net loss per common share was 5,862,859, 5,124,040 and 5,199,447 for December 31, 2005, 2004 and 2003, respectively.

The following table presents the calculation of basic and diluted net loss per share:

(in thousands, except share and per share amounts)	2005	2004	2003
Net loss	$(81,547)	$(75,240)	$(28,493)

Weighted average shares used in computation of basic and diluted net loss per share	59,911,721	57,102,863	34,664,059

Basic and diluted net loss per share	$(1.36)	$(1.32)	$(0.82)

11.    COMMITMENTS AND CONTINGENCIES

We have a Bioprocessing Services Agreement with Diosynth dated May 16, 2001, as amended, which provides for the scale-up to commercial manufacturing quantities of the antigen used in Provenge. On October 29, 2004, we entered into an amendment to that agreement by which Diosynth agreed to perform studies to verify the manufacturing process for the antigen and manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.4 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount. As of December 31, 2005, this amount would not exceed $3.2 million. On December 22, 2005, we entered into a supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million over the next 20 months.

We also have commitments with two clinical manufacturing vendors of approximately $3.9 million as of December 31, 2005.

The majority of our operating lease payments relate to our three leases in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and our commercial manufacturing lease in Hanover, New Jersey. The three leases in Seattle began in 1998, 2001 and 2004 and expire in 2008 and 2009; and the Lease on the Facility began in 2005 and the initial term expires in October 2012.

In August 2005, we leased the Facility and, in accordance with EITF Issue 97-10, we are deemed the owner of the Facility during the construction period; therefore, we have capitalized approximately $8.6 million, which represents the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease. The payment schedule below reflects the initial 7 year term of the Lease and a 10 year renewal period. See Notes 4 and 7 for a further description of the Lease.

Future minimum lease payments under noncancelable operating leases and future minimum rentals to be received under noncancelable subleases at December 31, 2005, were as follows:

(in thousands)	Operating Leases	Noncancelable Subleases
Year ending December 31:
2006	$4,032	$282
2007	3,062	—
2008	3,092	—
2009	623	—
2010	202	—
Thereafter	2,774	—

Total minimum lease payments	$13,785	$282

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $5.5 million, $7.9 million and $5.3 million, respectively, which is net of sublease rental income of $646,000, $721,000 and $731,000, respectively.

12.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for those employees of Dendreon Corporation who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to IRS limitations. Company contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Employer contributions in 2005, 2004 and 2003 were $349,000, $229,000 and $199,000, respectively.

13.    ACQUISITION OF CORVAS INTERNATIONAL, INC.

On July 30, 2003, in accordance with the terms of the merger agreement, we acquired Corvas by merging our subsidiary Seahawk Acquisition, Inc. with and into Corvas, and then merging Corvas with and into our subsidiary Dendreon San Diego LLC. As a result of these transactions, Corvas became a wholly-owned subsidiary of Dendreon operating as a limited liability company.

In connection with the acquisition, we issued a total of 12.4 million shares of our common stock to former Corvas stockholders. In addition, we assumed all stock options outstanding under Corvas’ existing stock option plans. These options, as adjusted to reflect the exchange ratio as provided in the merger agreement, were for approximately 1.5 million shares of our common stock subject to the original vesting terms. We recorded deferred stock-based compensation of $511,000 related to the intrinsic value of unvested stock options assumed in the merger, of which $275,000 was reversed in 2004 due to the forfeitures resulting from the restructuring initiated in August 2003 to close the San Diego operations.

In connection with the Corvas acquisition, we initiated an integration plan in August 2003 to consolidate and restructure certain functions of Corvas primarily consisting of the termination of certain Corvas personnel.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

These costs were recognized as liabilities assumed in the purchase business combination in accordance with EITF Issue No. 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. The severance costs were approximately $2.2 million, of which $2.1 million has been paid through December 31, 2004 and $125,000 has been reversed as a change in estimate in 2004, resulting in a remaining accrual of zero at December 31, 2004 and 2005.

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

(in thousands)	July 30, 2003
Cash and cash equivalents	$3,334
Short- and long-term investments	76,283
Other current assets	1,906
Property, plant and equipment	2,143

Total assets acquired	83,666

Current liabilities	2,813
Accrued severance	2,181
Long-term debts	12,352

Total liabilities	17,346

Net assets acquired	66,320
Deferred stock-based compensation	511
In-process research and development	2,762

Total purchase price	$69,593

Acquired In-process Research and Development (“IPR&D”). Approximately $1.8 million of the purchase price was initially allocated to IPR&D related to Corvas’ rNAPc2, a cardiovascular product candidate that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. In the fourth quarter of 2003, we recorded additional IPR&D of $982,000 due to a change in the estimated fair value of certain acquired assets. Accordingly, $2.8 million was expensed in the consolidated statement of operations for the twelve months ended December 31, 2003.

The estimated fair value of the rNAPc2 product candidate was determined based on the use of discounted cash flow analyses. Estimated after-tax cash flows were probability weighted to take into account the stage of completion and risks surrounding the successful development and commercialization of rNAPc2. These cash flows were then discounted to present value using a discount rate of 20%.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information for the year ended December 31, 2003 combines operating results of the Company and Corvas as if they had been combined at the beginning of the period.

Year ended December 31,
(in thousands, except share and per share amounts)	2003
Revenues	$27,112
Net loss	$(43,109)
Basic and diluted net loss per share	$(1.03)
Shares used in computation of basic and diluted net loss per share	41,956

The pro forma financial results include pro forma adjustments for an increase in deferred stock-based compensation expense related to Corvas’ unvested stock options assumed by Dendreon as of July 30, 2003. The pro forma financial results do not include the pro forma effect of the IPR&D charge as this is a non-recurring charge resulting from the acquisition. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been in effect for the period represented or indicative of results that may be achieved in the future.

14.    RESTRUCTURING

In December 2003, we announced the closure of our San Diego operations acquired through our acquisition of Corvas. The closure allowed us to focus our resources on optimizing the value of key assets and to obtain future operating efficiencies. To efficiently manage ongoing programs located in San Diego, we relocated essential San Diego activities and some personnel to our headquarters in Seattle and completed the closure of the San Diego facility in June 2004.

We incurred restructuring charges of $989,000 in 2003 for employee severance and outplacement costs, of which $65,000 and $855,000 was paid in 2003 and 2004, respectively and $69,000 was reversed as a change in estimate in the year ended December 31, 2004 resulting in a remaining accrual of zero as of that date. During 2004, we incurred additional restructuring charges of approximately $3.3 million for the estimated fair value of the liability for ongoing lease commitment costs related to the San Diego facility. The estimated fair value of the liability for the lease commitment costs is based on estimated sublease rentals and discounted at a rate of 8%. On the Consolidated Statements of Operations, $3.3 million of these costs are included in general and administrative expense for the year ended December 31, 2004. As of December 31, 2004 we had paid $3.0 million of these costs, of which $1.5 million was a lump sum payment made to terminate the San Diego lease obligations. The remaining $303,000 was reversed in 2004 as a change in estimate. No accrual remained as of December 31, 2004 or 2005.

(in thousands)	12/31/03	Incurred in 2004	Paid in 2004	Adjustments	12/31/04
Restructuring charges
Employee termination benefits	$924	$—	$(855)	$(69)	$—
Lease obligation	—	3,103	(2,800)	(303)	—
Accretion expense	—	163	(163)	—	—
Other associated costs	—	63	(63)	—	—

Total	$924	$3,329	$(3,881)	$(372)	$—

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

carrying amount of those long-lived assets might not be recoverable. During the quarter ended March 31, 2004, we completed the physical inventory of equipment and other fixed assets at Corvas. We determined that the carrying amount of $689,000 of certain lab equipment, leasehold improvements and computer equipment was not recoverable and have included this expense in research and development expenses for the year ended December 31, 2004.

15.    SUBSEQUENT EVENTS

In January 2006, we announced the realignment of our resources in order to focus on advancing the submission of our Biologics License Application to the FDA for Provenge, our lead investigational active cellular immunotherapy for the treatment of prostate cancer, toward the market as expeditiously as possible and developing resources for the potential commercialization of Provenge. As a result of this realignment, we reduced our workforce by 15 percent or 36 employees, primarily in early-stage research and development and in general and administrative functions We incurred total restructuring charges of $1.4 million in the first quarter of 2006 for employee severance and outplacement costs and non-cash compensation expense of $60,000 due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total restructuring charges, approximately $757,000 and $620,000 are expected to be recorded as research and development expense and general and administrative expense, respectively, in the first quarter of 2006. We expect to pay the majority of the restructuring costs in the first quarter of 2006. In addition, we expect to incur a charge in January 2006 of approximately $420,000 related to impairment of our construction in process related to the Facility.

16.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2005 and 2004.

(in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2005
Revenue	$57	$58	$58	$37
Total operating expenses	20,661	18,748	21,012	26,252
Loss from operations	(20,604)	(18,690)	(20,954)	(26,215)
Net loss	(19,501)	(17,520)	(19,687)	(24,839)
Basic and diluted net loss per share	(0.33)	(0.30)	(0.33)	(0.40)

(in thousands, except per share amounts)	March 31 (a)	June 30	September 30	December 31
2004
Revenue	$4,679	$212	$69	$75
Total operating expenses	20,026	18,425	24,044	22,932
Loss from operations	(15,346)	(18,213)	(23,976)	(22,857)
Net loss	(14,900)	(15,682)	(22,918)	(21,740)
Basic and diluted net loss per share	(0.28)	(0.27)	(0.39)	(0.37)