Form 10-Q
period 2006-03-31
DENDREON CORP
filed 2006-05-09
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 3, 2006 was 71,209,906.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,511	$81,949
Short-term investments	46,324	52,273
Accounts receivable	5,722	5,636
Restricted cash	2,726	1,974
Prepaid and other current assets	1,918	2,255

Total current assets	122,201	144,087
Property and equipment, net	23,420	22,296
Long-term investments	26,297	32,187
Long-term restricted cash	7,562	8,314
Deposits	585	669

Total assets	$180,065	$207,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051	$428
Accrued liabilities	10,036	13,619
Accrued compensation	2,534	4,234
Deferred revenue	151	82
Current portion of capital lease obligations	1,747	1,955
Current portion of long-term debt and lease obligation	2,981	2,237

Total current liabilities	18,500	22,555
Deferred revenue, less current portion	540	560
Capital lease obligations, less current portion	1,624	1,904
Long-term debt, less current portion	5,615	5,283
Facility lease obligation, less current portion	8,512	8,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 71,202,706 and 71,115,910 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	71	71
Additional paid-in capital	470,665	469,845
Deferred stock-based compensation	—	(120)
Accumulated other comprehensive loss	(362)	(344)
Accumulated deficit	(325,100)	(300,743)

Total stockholders’ equity	145,274	168,709

Total liabilities and stockholders’ equity	$180,065	$207,553

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$25	$57
Operating expenses:
Research and development	20,401	15,889
General and administrative	5,164	4,772

Total operating expenses	25,565	20,661

Loss from operations	(25,540)	(20,604)
Interest income	1,696	1,177
Interest expense	(513)	(74)

Net loss	$(24,357)	$(19,501)

Basic and diluted net loss per share	$(0.34)	$(0.33)

Shares used in computation of basic and diluted net loss per share	71,171	59,136

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net loss	$(24,357)	$(19,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	932	759
Non-cash stock-based compensation expense	801	357
Non-cash stock-based consulting expense	6	76
Impairment of fixed assets	419	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	(208)
Other current assets	337	729
Deposits	84	—
Deferred revenue	49	(24)
Accounts payable	623	533
Accrued liabilities and compensation	(5,283)	(2,338)

Net cash used in operating activities	(26,475)	(19,617)

Investing Activities:
Purchases of investments	(130,003)	–
Maturities of investments	141,824	45,054
Purchases of property and equipment	(2,475)	(1,688)

Net cash provided by investing activities	9,346	43,366

Financing Activities:
Proceeds from equipment financing arrangement, net of debt financing costs	1,661	—
Payments on capital lease obligations	(488)	(254)
Payments on long-term debt	(582)	—
Payments on facility lease obligation	(33)	—
Proceeds from exercise of stock options and warrants	133	178
Issuance of common stock under the Employee Stock Purchase Plan	—	669

Net cash provided by financing activities	691	593

Net increase (decrease) in cash and cash equivalents	(16,438)	24,342
Cash and cash equivalents at beginning of year	81,949	54,501

Cash and cash equivalents at end of period	$65,511	$78,843

Supplemental Disclosure of Cash Flow Information:
Capital expenditures financed through capital lease	$—	$1,733

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company whose mission is to target cancer and transform lives through the discovery, development and commercialization of novel therapeutics to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. Based upon the significant survival benefit seen in our completed studies for Provenge, we intend to submit a Biologics License Application (“BLA”) to the Food and Drug Administration (“FDA”) for Provenge on a rolling basis in 2006. We own worldwide commercialization rights for Provenge.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The accompanying financial information as of December 31, 2005 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of future results that may be expected for the year ending December 31, 2006 or any other future period.

Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 6,035,079 and 5,474,934 for the three months ended March 31, 2006 and 2005, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock-Based Compensation

The Company maintains several stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan (“ESPP”).

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, when the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the ESPP were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation determined based on the fair value of options granted was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and restricted stock awards and for expense related to the ESPP, because the purchase discounts available under the ESPP exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, except that the carryover amount is adjusted for the estimated forfeiture rate. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $801,000 and consisted of stock option and restricted stock award expenses of $713,000 and ESPP expense of $88,000. Of the $801,000 of stock compensation expense, $467,000 was included in research and development expense and $334,000 was included in general and administrative expense and increased our net loss per share by $0.01. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

During the preparation of the notes to the consolidated financial statements for the year ended December 31, 2005, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the three months ended March 31, 2005, as previously reported, was understated primarily as a result of our inadvertent exclusion of the fair value of (and, therefore, the amortization expense related to) the rights granted pursuant to our ESPP. Accordingly, pro forma net loss reported under SFAS 123 for the three months ended March 31, 2005, presented in the tables below, has been revised. These revisions had no effect on our previously reported consolidated results of operations or financial condition.

The following table shows the effect on net loss and loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss	$(19,501)
Add: stock-based compensation expense included in reported net loss	357
Deduct: stock-based compensation expense	(2,164)

Pro forma net loss	$(21,308)

Net loss per share as reported	$(0.33)

Pro forma net loss per share	$(0.36)

Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements. The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the three months ended March 31, 2006 and March 31, 2005:

	Employee Stock Options		ESPP
	March 31, 2006	March 31, 2005 (Pro forma)	March 31, 2006	March 31, 2005 (Pro forma)
Expected term (in years)	5.0	5.0	0.49	0.41
Expected stock price volatility	81%	96%	80%	65%
Risk-free interest rate	4.6%	3.9%	4.7%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated forfeiture rate	13.9%	—	—	—
Estimated fair value per option granted	$3.49	$5.04	$1.94	$2.17

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. For 2006, expected stock price volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s common stock. Such an increase in stock price would benefit all stockholders commensurately. See Note 7 for additional details.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. We have determined this will have no impact on our APIC pool.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the followings:

(in thousands)	March 31, 2006	December 31, 2005
Furniture and office equipment	$1,241	$1,232
Laboratory and manufacturing equipment	9,277	9,226
Computer equipment	4,773	2,822
Leasehold improvements	4,439	4,374
Construction in progress	16,751	16,771

	36,481	34,425
Less accumulated depreciation	(13,061)	(12,129)

	$23,420	$22,296

In January 2006, we incurred $419,000 impairment charge due to abandoned design costs for New Jersey facility. Included in construction in progress at March 31, 2006 is $8.6 million, which is the capitalized amount of our leased facility.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the followings:

(in thousands)	March 31, 2006	December 31, 2005
Clinical trial costs	$2,856	$3,103
Construction in progress	510	2,681
Antigen manufacturing	2,742	4,055
Deferred rent	831	895
Other accrued liabilities	2,742	2,885

	$9,681	$13,619

6.	RESTRUCTURING

In January 2006, we announced the realignment of our resources to focus on achieving regulatory approvals for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources have now been deployed to complete the BLA during 2006 and prepare for the commercialization of Provenge. As a result of the realignment, we reduced our workforce by 16% or 37 employees, primarily in early-stage research and development and in general and administrative facilities. We incurred a total of $1.3 million restructuring charges for employee severance and outplacement costs and non-cash compensation of $60,000 due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.4 million restructuring charges, $1.0 million was included in Research and Development expenses and $350,000 was included in General and Administrative expenses.

Restructuring Charges (in thousands)	Incurred In Three Months Ended 3/31/06	Paid In First Quarter 2006	Adjustments	Balance As of 3/31/06
Severance and outplacement costs	$1,314	$(894)	$21	$441
Stock compensation expense	60	(60)	—	—

Total	$1,374	$(954)	$21	$441

7.	STOCK-BASED COMPENSATION

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the ESPP, which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP will automatically be increased by the lesser of (i) 1% of the total number of fully diluted shares of our common stock then outstanding including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2006, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 1,683,942 shares.

The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date.

For the three months ended March 31, 2005, 115,563 shares were issued under the ESPP at a price of $5.78. No shares have been issued for the three months ended March 31, 2006. Since inception of the plan, 1,852,471 shares have been purchased, leaving 1,683,942 shares available for future issuance.

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

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the 2002 Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the common stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of Dendreon. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

The restricted stock awards granted during 2006 had a weighted average fair value of $5.35 per share and vest over a four year period. A summary of restricted stock award activity under the 2000 Plan is as follows:

Outstanding Stock Awards
Balance, January 1, 2006	20,143
Units granted	195,131
Units vested	(21,627)
Units forfeited	(21,250)

Balance, March 31, 2006	172,397

The fair value of each stock option granted is estimated on the date of grant using the BSM option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the multiple option valuation approach, and the resulting expense is recognized using the graded, or accelerated, attribution method, consistent with the multiple option valuation approach. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company’s stock option activity during the three months ended March 31, 2006 is presented in the following table:

	Shares Subject to Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,823,025	$8.37
Granted	837,193	5.29
Exercised	(65,341)	2.04
Forfeited	(751,883)	8.54

Outstanding, March 31, 2006	5,842,994	$7.98	7.72	$895,408

Exercisable, March 31, 2006	4,636,580	$8.65	7.22	$809,006

The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $4.89 as of the last business day of the period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.5 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was $216,000. During the three months ended March 31, 2006, the total fair value of options vested was $50,000.

The Company issues new shares of common stock upon exercise of stock options.

Additional information regarding options outstanding as of March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 0.75 — $ 5.45	1,280,748	7.33	$4.34	805,379	$3.99
5.50 — 6.38	1,203,828	8.57	5.72	509,283	5.90
6.47 — 8.36	1,205,157	8.14	7.41	1,176,157	7.43
8.41 — 10.90	1,205,713	8.00	9.86	1,198,213	9.86
10.95 — 36.74	947,548	6.31	14.07	947,548	14.07

$ 0.75 — $ 36.74	5,842,994	7.72	$7.98	4,636,580	$8.65

As of March 31, 2006, equity based awards (including stock option and stock awards) available for future issuance are as follows:

Awards Available for Grant
Balance, January 1, 2006	1,178,703
Granted	(1,032,324)
Forfeited	773,133
Additional shares reserved	750,000

Balance, March 31, 2006	1,669,512

8.	COMPREHENSIVE LOSS

We reported comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Net loss	$(24,357)	$(19,501)
Net unrealized gain (loss) on securities	(18)	27

Comprehensive loss	$(24,375)	$(19,474)

9.	SUBSEQUENT EVENTS

On April 4, 2006, we entered into an amendment to our construction agreement with The Henderson Corporation dated November 4, 2005. Under the terms of the agreement, The Henderson Corporation will perform construction related services and arrange for, monitor, supervise, administer and subcontract for the construction of our facility in Hanover, New Jersey. The agreement, as amended, allows us to use a phased approach to building out the facility and decreases the amount we will pay The Henderson Corporation from $15 million to a price not to exceed $3.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements concerning matters that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “believes,” “expects,” “likely,” “may” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Form 10-K.

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

We have incurred significant losses since our inception. As of March 31, 2006, our accumulated deficit was $325.1 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.

We anticipate that we will not generate revenue from the sale of our potential commercial therapeutic products during the next year. Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, future equity offerings and with license fees and milestone payments received from our collaborators. The timing and level of funding from our existing or future collaborations will fluctuate based upon the success of our research programs, our ability to meet milestones and receipt of approvals from government regulators. We expect research and development expenses to increase in the future as a result of increased clinical trial costs, contract manufacturing costs and costs associated with operating our New Jersey manufacturing facility. In January 2006, we announced the realignment of our resources to focus on achieving regulatory approval for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources have now been deployed to complete the Biologics License Application (“BLA”) for Provenge during 2006 and prepare for the commercialization of Provenge. We anticipate net cash utilized for operating and capital expenditures for 2006 to be approximately $100 million. In addition, clinical trial costs may grow at a faster rate compared to research and other preclinical expenses as we continue our ongoing clinical trials.

Provenge (sipuleucel-T)

In September 2005, we announced plans to submit a BLA to the U.S. Food and Drug Administration (the “FDA”) to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge. Specifically, our first Phase 3 clinical trial of Provenge, D9901, was a randomized double-blind placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. The protocols for both trials required patients to be followed for survival for three years after enrollment.

While trial D9901 approached, but did not meet, its primary endpoint of showing a significant delay in time to disease progression in the overall patient population in the study, we completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21 percent improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than that of patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. The survival benefit seen with Provenge was independent of a patient’s Gleason score. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that treatment with Provenge remained a strong independent predictor of survival after adjusting for prognostic factors.

In October 2005, we disclosed results from the second randomized Phase 3 trial, D9902A. Trial D9902A also did not meet its primary endpoint of showing a significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of Provenge in 98 men with asymptomatic, metastatic, androgen-independent prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month or 21 percent improvement (p-value = 0.331, hazard ratio = 1.3). A Cox multivariate regression analysis of overall survival, which adjusts for the same prognostic factors known to influence survival utilized in D9901, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = 1.9). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the three-year final follow up, 32 percent of patients who received Provenge were alive compared to only 21 percent of the patients who received placebo, a 52 percent improvement in the survival rate.

An integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 percent of the patients who received placebo. In both studies, Provenge was generally well tolerated.

Summary of PROVENGE Studies

	Study 1 (D9901) N = 127	Study 2 (D9902A) N = 98	Studies 1 and 2 Integrated N = 225
Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9

Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)

Hazard Ratio p-value (log rank)	1.7 p=0.010	1.3 p=0.331	1.5 p=0.011

Hazard Ratio p-value (Cox regression, adj.)	2.1 p=0.002	1.9 p=0.023	1.8 p=0.0006

36-Month Survival: % (patients)
Provenge	34% (28)	32% (21)	33%(49)
Placebo	11%(5)	21%(7)	15%(12)

Provenge has Fast Track designation from the FDA for the treatment of asymptomatic patients with metastatic, androgen-independent prostate cancer. We anticipate submitting a BLA for Provenge to the FDA in 2006 on a rolling basis. We own commercialization rights for Provenge worldwide.

The build-out of our commercial manufacturing facility in Hanover, New Jersey is continuing and is expected to meet its scheduled completion date in mid-2006. In the first quarter of 2006, we entered into amendments to our construction agreements with AES Clean Technology and The Henderson Corporation to reflect a phased approach to the build-out of the facility. The original design for the facility provided for the installation of clean rooms on a modular basis. Our decision to use a phased approach to the construction improvements to the facility was based on our desire to have a commercially viable facility completed as quickly as feasible, on a financially prudent basis and without compromising quality or capacity during the start up of the commercialization of Provenge.

As another integral part of our effort to prepare for the commercialization of Provenge, we are engaged with Diosynth RTP in the production of the antigen used in the preparation of Provenge and are expecting to complete the manufacture of conformance lots this year. On December 22, 2005, we entered into a long-term supply agreement with Diosynth RTP, Inc. covering the production of the antigen used in the preparation of Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen under this agreement was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million over the next 18 months.

Other Provenge Clinical Trials

We are currently conducting another Phase 3 clinical trial of Provenge, D9902B. Based on the results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and have amended the D9902B Special Protocol Assessment agreement to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the D9902B study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, next year. In June 2005, we disclosed that enrollment has been completed in a Phase 3 double-blind placebo controlled trial called PROTECT (PROvenge Trial of Early Prostate Cancer Treatment) (P-11) in androgen-dependent prostate cancer.

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

Our collaboration with Abgenix, Inc., which was recently acquired by Amgen, Inc., is focused on the discovery, development and commercialization of fully-human monoclonal antibody candidates against a membrane-bound serine protease. Under the terms of the collaboration, Abgenix, Inc. will use its human antibody technologies to generate and select antibodies against this serine protease. Both Dendreon and Abgenix have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2005 Form 10-K, we consider our policies on revenue recognition and research and development expenses to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of SFAS 123R at the beginning of the Company’s first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted, modified, or settled stock options and restricted stock awards and for expense related to the ESPP, because the purchase discounts available under the ESPP exceeded the amount allowed under SFAS 123R for non-compensatory treatment. We use the Black-Scholes-Merton option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods.

Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $801,000 and consisted of stock option and restricted stock award expenses of $713,000 and ESPP expense of $88,000. Of the $801,000 of stock compensation expense, $467,000 was included in research and development expense and $334,000 was included in general and administrative expense. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock and stock options was approximately $4.5 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. As the Company uses the full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.

There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized under FAS 123R during the three months ended March 31, 2005.

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP 123R-3. We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. We have determined this will have no impact on our APIC pool.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenue

Revenue decreased to $25,000 for the three months ended March 31, 2006, compared to $57,000 for the three months ended March 31, 2005. The decrease in 2006 was due to revenue recognized in 2005 related to royalty income. Our revenue in 2006 includes recognition of deferred revenue related to two license agreements.

Research and Development Expenses

Research and development expenses increased to $20.4 million for the three months ended March 31, 2006, from $15.9 million for the three months ended March 31, 2005. The increase in the first quarter of 2006 was primarily due to increased contract manufacturing costs of $3.2 million, non-cash stock based compensation expense of $467,000, severance costs related to our January 2006 restructuring of $1.0 million and an impairment charge of $419,000 due to amended construction agreements related to our manufacturing facility. Contract manufacturing costs are expected to increase in the future to prepare commercial level production runs and to support the D9902B clinical trial.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three ended March 31, 2006 and 2005 were as follows (in millions):

	Three months ended March 31,
	2006	2005
Clinical programs:
Cancer	$6.1	$5.5
Indirect costs	12.4	8.6

Total clinical programs	18.5	14.1
Discovery research	1.9	1.8

Total research and development expense	$20.4	$15.9

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses including rent, restructuring, stock based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.

General and Administrative Expenses

General and administrative expenses increased to $5.2 million for the three months ended March 31, 2006, compared to $4.8 million for the three months ended March 31, 2005. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The 2006 expenses included $350,000 of restructuring costs and $334,000 of non-cash stock compensation.

Interest Income

Interest income increased to $1.7 million for the three months ended March 31, 2006, from $1.2 million for the three months ended March 31, 2005. The increase in 2006 was primarily due to higher average interest rates offset by a decrease in interest income earned on short-term receivables and declining cash and investment balances. We expect interest income to decrease in the future due to a declining cash balance.

Interest Expense

Interest expense increased to $513,000 for the three months ended March 31, 2006, compared to $74,000 for the three months ended March 31, 2005. The increase in 2006 was primarily due to an increase in the average capital and facility lease balances in 2006 compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had approximately $138.1 million in cash, cash equivalents and short- and long-term investments. We have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaborative agreements, interest income earned and debt instruments. We have received net proceeds of $230.7 million from the sale of our equity securities since January 1, 2003, of which $48.3 million was received in our December 2005 common stock offering.

On April 4, 2006, we entered into an amendment to our construction agreement with The Henderson Corporation dated, November 4, 2005. Under the terms of the agreement, The Henderson Corporation will perform construction related services and arrange for, monitor, supervise, administer and subcontract for the construction of our facility in Hanover, New Jersey. The agreement, as amended, allows us to use a phased approach to building out the facility and decreases the amount we will pay The Henderson Corporation by $11.8 million to a price not to exceed $3.2 million.

On February 16, 2006, we entered into an amendment to our construction agreement with AES Clean Technology, Inc., dated November 4, 2005. Under the terms of the agreement, AES Clean Technology will design and construct clean rooms, production modules, related corridors and ancillary systems to be located in our facility in Hanover, New Jersey. AES Clean Technology, Inc. will coordinate with The Henderson Corporation and our architect in connection with all such design and construction services. The agreement, as amended, allows us to use a phased approach to building out the facility and decreases the amount we will pay AES Clean Technology by $4.8 million to a guaranteed maximum price of $2.3 million.

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth has undertaken to produce the antigen used in Provenge, our investigational therapeutic active immunotherapy for the treatment of prostate cancer, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth will perform studies to verify the manufacturing process for the antigen and will manufacture the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work is $18.4 million. If we terminate the agreement without cause, or if Diosynth were to terminate in the event of our default, we would be obligated to pay Diosynth a cancellation fee equal to a portion of the remaining uninvoiced contract amount. As of March 31, 2006, this amount would not exceed $1.2 million.

On December 22, 2005, we entered into a supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million over the next 18 months.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Hanover, NJ manufacturing facility. The Notes, one with a principal amount of $7.0 million bearing interest at 7.55% per year and one with a principal amount of $593,954 bearing interest at 10.2%, are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of our active immunotherapy product, Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The $7.0 million security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. On January 31, 2006, we entered into a commitment letter with GE Capital wherein GE Capital has committed to make a series of loans to us up to an aggregate original principal amount of $13 million. We have drawn $2.3 million of the loan as of March 31, 2006. This loan facility expires on July 31, 2006.

As of December 31, 2005, we had financed $4.2 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of March 31, 2006 was approximately $3.4 million.

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. Property and equipment on our consolidated balance sheet as of March 31, 2006 includes $5.0 million of construction in progress related to the build-out and construction of the New Jersey facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which is recorded as long-term restricted cash on our consolidated balance sheet as of March 31, 2006. In addition to the letter of credit, the restricted cash balance includes a collateral amount of $164,000, which is required by Wells Fargo, the bank that issued the letter of credit on our behalf.

On August 12, 2005, we filed a shelf registration statement with the SEC to sell up to $150 million of our common stock from time to time. The SEC declared this registration statement effective in October 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million net of underwriting discounts, commissions and other offering costs. As of March 31, 2006, $98.2 million of common stock is available to be sold under this registration statement.

Net cash used in operating activities for the three months ended March 31, 2006 and 2005 was $26.5 million and $19.6 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses. We expect cash used in operations to increase in the future as a result of increased contract manufacturing and clinical trial activity, costs associated with operating our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At March 31, 2006, our aggregate investment in equipment and leasehold improvements was $27.8 million.

As of March 31, 2006, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments and cash generated from our collaboration arrangements, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months, including, among other things:

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

As of March 31, 2006, we had short-term investments of $46.3 million and long-term investments of $26.3 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments as of March 31, 2006, assuming a 100 basis point increase in market interest rates, would decrease by approximately $240,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our Notes to GE Capital by capping the interest rate at a fixed amount. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Our chief executive officer and principal financial officer supervised and participated in the evaluation. Based on the evaluation, our chief executive officer and principal financial officer each concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective in providing reasonable assurance that material information relating to us and our consolidated subsidiary is recorded, processed and made known to management on a timely basis, including during the period when we prepare our periodic SEC reports. The design and operation of any system of controls is based in part upon certain assumptions about the likelihood of future events and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

On January 1, 2006, we implemented the Oracle Enterprise Resource Planning System (“ERP”), which will serve as our new general ledger of record going forward. The implementation of the ERP system provides us a more technologically advanced information technology architecture that can be utilized throughout the Company and leveraged to interface with other Company systems. The implementation of the ERP system has impacted our operations by eliminating certain manual processes and interfaces and automating and streamlining certain controls.

Other than as mentioned above, during our most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.29	Form of Restricted Stock Award Agreement (8)

10.35	Commitment Letter, dated January 31,2006, between Dendreon Corporation and General Electric Capital Corporation. (9)

10.36	First Amendment to the Construction Services Agreement between AES Clean Technology and Dendreon Corporation, dated February 16, 2005. (10)

10.37	Release Agreement between Dendreon Corporation and Robert Hershberg, M.D., dated March 21, 2006 (11)

10.38	Consulting Agreement between Dendreon Corporation and Robert Hershberg, M.D., dated March 15, 2006 (12)

10.39	First Amendment to Construction Services Agreement between The Henderson Corporation and Dendreon Corporation, dated April 4, 2006. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to exhibit 10.46 filed with the registrant’s Form 8-K, filed with SEC on January 24, 2006, File No. 000-30681.

(9)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2005, File No. 000-30681.

(11)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 8-K, filed with the SEC on March 21, 2006, File No. 000-30681.

(12)	Incorporated by reference to Exhibit 10.38 filed with the registrant’s Form 8-K, filed with the SEC on March 21, 2006, File No. 000-30681.

(13)	Incorporated by reference to Exhibit 10.39 filed with the registrant’s Form 8-K, filed with the SEC on April 7, 2006, File No. 000-30681.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of May, 2006

DENDREON CORPORATION

By:	/s/ Richard F. Hamm, Jr.
Richard F. Hamm, Jr.
Senior Vice President, Corporate Development,
General Counsel and Secretary
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.29	Form of Restricted Stock Award Agreement (8)

10.35	Commitment Letter, dated January 31,2006, between Dendreon Corporation and General Electric Capital Corporation. (9)

10.36	First Amendment to the Construction Services Agreement between AES Clean Technology and Dendreon Corporation, dated February 16, 2005. (10)

10.37	Release Agreement between Dendreon Corporation and Robert Hershberg, M.D., dated March 21, 2006 (11)

10.38	Consulting Agreement between Dendreon Corporation and Robert Hershberg, M.D., dated March 15, 2006 (12)

10.39	First Amendment to Construction Services Agreement between The Henderson Corporation and Dendreon Corporation, dated April 4, 2006. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to exhibit 10.46 filed with the registrant’s Form 8-K, filed with SEC on January 24, 2006, File No. 000-30681.

(9)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2005, File No. 000-30681.

(11)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 8-K, filed with the SEC on March 21, 2006, File No. 000-30681.

(12)	Incorporated by reference to Exhibit 10.38 filed with the registrant’s Form 8-K, filed with the SEC on March 21, 2006, File No. 000-30681.

(13)	Incorporated by reference to Exhibit 10.39 filed with the registrant’s Form 8-K, filed with the SEC on April 7, 2006, File No. 000-30681.