Form 10-Q/A
period 2006-06-30
DENDREON CORP
filed 2006-10-11
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Purpose of Amendment

This Amendment No. 1 to our Quarterly Report on Form 10Q (this “Report”) is being filed to amend our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006 for the quarterly period ended June 30, 2006 (the “Original Report”), to reflect the restatement of our previously issued financial statements as of and for the three- and six-month periods ended June 30, 2006, and the notes related thereto, as described below. The restated financial statements are included in Item 1 “Financial Statements”.

The restatement is to change our accounting for the prepayment made to Diosynth RTP, Inc. in April 2006, under our December 2005 supply agreement, which was originally recorded as prepaid manufacturing costs on the basis that no services had been performed by Diosynth and no product had been delivered. Since the date of the Original Report, we have determined that this payment should have been accounted for under Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” as research and development expense due to the uncertain future economic benefit of this payment as determined in accordance with The Financial Accounting Standards Board Concepts Statement No. 6. We have therefore reflected in this Report the $6.3 million payment to Diosynth as research and development expense instead of as a prepaid manufacturing cost for the three and six months ended June 30, 2006.

In addition, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” has been revised to reflect the different accounting treatment for this payment to Diosynth and previous footnote to the financial statements Note 4 “Prepaid Manufacturing Costs” has been deleted.

Further discussion of this supply agreement is provided in the accompanying financial statements at “Note 9. Commitments – Supply Agreement”.

Other than the changes for the effects of the revision, no other information in this Report has been updated to reflect any subsequent information or events since the date of the Original Report.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Restated
	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$27,794	$81,949
Short-term investments	65,603	52,273
Accounts receivable	5,833	5,636
Restricted cash	3,303	1,974
Prepaid and other current assets	3,014	2,255

Total current assets	105,547	144,087
Property and equipment, net	29,027	22,296
Long-term investments	12,205	32,187
Long-term restricted cash	6,985	8,314
Deposits	586	669

Total assets	$154,350	$207,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$541	$428
Accrued liabilities	9,484	13,619
Accrued compensation	2,714	4,234
Deferred revenue	132	82
Current portion of capital lease obligations	1,498	1,955
Current portion of long-term debt and lease obligation	3,051	2,237

Total current liabilities	17,420	22,555
Deferred revenue, less current portion	519	560
Capital lease obligations, less current portion	1,341	1,904
Long-term debt, less current portion	4,910	5,283
Facility lease obligation, less current portion	8,481	8,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 71,314,814 and 71,115,910 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	71	71
Additional paid-in capital	472,148	469,845
Deferred stock-based compensation	—	(120)
Accumulated other comprehensive loss	(385)	(344)
Accumulated deficit	(350,155)	(300,743)

Total stockholders’ equity	121,679	168,709

Total liabilities and stockholders’ equity	$154,350	$207,553

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2006	2005	Restated 2006	2005
Revenue	$78	$58	$103	$115
Operating expenses:
Research and development	20,842	13,501	41,242	29,390
General and administrative	5,495	5,247	10,659	10,019

Total operating expenses	26,337	18,748	51,901	39,409

Loss from operations	(26,259)	(18,690)	(51,798)	(39,294)
Interest income	1,591	1,302	3,287	2,479
Interest expense	(388)	(132)	(901)	(206)

Net loss	$(25,056)	$(17,520)	$(49,412)	$(37,021)

Basic and diluted net loss per share	$(0.35)	$(0.30)	$(0.69)	$(0.63)

Shares used in computation of basic and diluted net loss per share	71,212	59,226	71,192	59,182

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	Restated 2006	2005
Operating Activities:
Net loss	$(49,412)	$(37,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,870	1,532
Non-cash stock-based compensation expense	1,841	467
Non-cash stock-based consulting expense	11	118
Gain on sale of fixed asset	(15)	—
Impairment of fixed assets	419	—
Changes in operating assets and liabilities:
Accounts receivable	(197)	(422)
Other current assets	(759)	364
Deposits	83	—
Deferred revenue	9	(47)
Accounts payable	113	148
Accrued liabilities and compensation	(5,655)	(3,471)

Net cash used in operating activities	(51,692)	(38,332)

Investing Activities:
Purchases of investments	(247,222)	(217,762)
Maturities of investments	253,833	206,825
Purchases of property and equipment	(9,005)	(2,337)

Net cash used in investing activities	(2,394)	(13,274)

Financing Activities:
Proceeds from equipment financing arrangement, net of debt financing costs	1,661	—
Payments on capital lease obligations	(1,020)	(619)
Payments on long-term debt	(1,227)	—
Payments on facility lease obligation	(54)	—
Proceeds from exercise of stock options and warrants	163	175
Issuance of common stock under the Employee Stock Purchase Plan	408	1,099

Net cash (used in) provided by financing activities	(69)	655

Net decrease in cash and cash equivalents	(54,155)	(50,951)
Cash and cash equivalents at beginning of period	81,949	54,501

Cash and cash equivalents at end of period	$27,794	$3,550

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company whose mission is to target cancer and transform lives through the discovery, development and commercialization of novel therapeutics to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. Based upon the significant survival benefit seen in our completed studies for Provenge, we intend to submit in 2006 a Biologics License Application (“BLA”) to the Food and Drug Administration (“FDA”) for Provenge on a rolling basis which permits the FDA to review sections of the BLA in advance of receiving the complete submission. We own worldwide commercialization rights for Provenge.

Restatement of Financial Statements

As discussed further in Note 9, on December 22, 2005, we entered into a supply agreement with Diosynth, RTP, Inc. covering the commercial production of the antigen used in connection with the manufacture of Provenge. In April 2006, we paid $6.3 million to Diosynth as a prepayment of the commercial production costs, and originally recorded this amount as prepaid manufacturing costs on our balance sheet as of June 30, 2006, as the commercial production will commence in January 2007 and product releases are expected to begin in June 2007. Upon further analysis, we have determined the payment is more appropriately accounted for under Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs,” (“SFAS 2”) as research and development expense, instead of prepaid manufacturing costs due to the uncertain future economic benefit of this payment as determined in accordance with The Financial Accounting Standards Board Concepts Statement No. 6. Therefore, we are restating our previously issued financial statements as of and for the three and six months ended June 30, 2006.

The aggregate effect of the revision was to increase previously reported net loss for the three months and six months ended June 30, 2006 by $6.3 million, and to increase previously reported basic and diluted net loss per share by $0.09 and $0.08, respectively. The impact on our balance sheet was to decrease current assets and increase accumulated deficit by $6.3 million. The revision had no effect on net cash flows from operating, investing or financing activities as previously reported.

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

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (“SFAS 2”), our research and development costs are expensed as incurred or at the date of payment of non-refundable upfront license fees and prepayments and milestones, whichever occurs first.

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

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the followings:

(in thousands)	June 30, 2006	December 31, 2005
Clinical trial costs	$2,920	$3,103
Construction in progress	2,049	2,681
Antigen manufacturing	1,279	4,055
Deferred rent	778	895
Other accrued liabilities	2,458	2,885

	$9,484	$13,619

6.	RESTRUCTURING

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

A summary of the Company’s stock option activity during the six months ended June 30, 2006 is presented in the following table:

	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,823,025	$8.37
Granted	909,593	5.20
Exercised	(76,767)	2.13
Forfeited	(1,205,186)	8.48

Outstanding, June 30, 2006	5,450,665	$7.90	7.45	$657,743

Exercisable, June 30, 2006	4,252,928	$8.62	6.92	$633,914

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

As of June 30, 2006, equity based awards (including stock option and stock awards) available for future issuances are as follows:

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

	Three months ended June 30,		Six months ended June 30,
	Restated		Restated
(in thousands)	2006	2005	2006	2005
Net loss	$(25,056)	$(17,520)	$(49,412)	$(37,021)
Net unrealized gain (loss) on securities	(23)	183	(41)	210

Comprehensive loss	$(25,079)	$(17,337)	$(49,453)	$(36,811)

9.	COMMITMENTS –SUPPLY AGREEMENT

On December 22, 2005, we entered into a supply agreement with Diosynth, RTP, Inc. covering the commercial production of the antigen used in connection with the manufacture of Provenge®. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth a total of $25.1 million over the production period, which is expected to extend through November 2007. In April 2006, we paid $6.3 million to Diosynth as a prepayment of the commercial production and recorded this amount as research and development expense for the three and six months ended June 30, 2006. Under this agreement, we are required to submit additional prepayments of $1.0 million and $7.3 million in October 2006 and January 2007, respectively. The remaining payments due to Diosynth will coincide with actual deliveries of product. We will evaluate the status of regulatory approval for the commercial sale of

Provenge and record these remaining payments as inventory if regulatory approval has been received, or as research and development expense if regulatory approval has not been received.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of the Original Report, and also as provided in this Report. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Risk Factors” set forth in our 2005 Form 10-K, and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Form 10-K.

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

We have incurred significant losses since our inception. As of June 30, 2006, our accumulated deficit was $350.2 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.

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

Summary of PROVENGE Studies

	Study 1 (D9901) N = 127	Study 2 (D9902A) N = 98	Studies 1 and 2 Integrated N = 225
Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9

Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)

Hazard Ratio	1.7	1.3	1.5
p-value (log rank)	p=0.010	p=0.331	p=0.011

Hazard Ratio	2.1	1.9	1.8
p-value (Cox regression, adj.)	p=0.002	p=0.023	p=0.0006

36-Month Survival: % (patients)
Provenge	34%(28)	32%(21)	33%(49)
Placebo	11%(5)	21%(7)	15%(12)

Provenge has Fast Track designation from the FDA for the treatment of asymptomatic patients with metastatic, androgen-independent prostate cancer. We anticipate submitting a BLA for Provenge to the FDA in 2006 on a rolling basis, which permits the FDA to review sections of the BLA in advance of receiving the complete submission. We own commercialization rights for Provenge worldwide.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Form 10-K, we consider our policies on revenue recognition and research and development expenses to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of SFAS 123R at the beginning of the Company’s first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy.

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” (“SFAS 2”), our research and development costs are expensed as incurred or at the date of payment of non-refundable upfront license fees and prepayments and milestones, whichever occurs first.

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

Research and Development Expenses

Research and development expenses increased to $20.8 million for the three months ended June 30, 2006, from $13.5 million for the three months ended June 30, 2005. Research and development expenses increased to $41.2 million for the six months ended June 30, 2006 from $29.4 for the six months ended June 30, 2005. The three month increase was primarily due to a prepayment of contract manufacturing costs of $6.3 million paid to Diosynth, increased clinical development costs of $1.0 million and non-cash stock based compensation expense of $546,000, partially offset by decreased lab expenses of $313,000 due to decreased headcount. The six month increase was primarily due to increased contract manufacturing costs of $9.2 million, clinical development costs of $1.5 million, severance costs related to our January 2006 restructuring of $1.0 million, non-cash stock based compensation of $674,000 offset by decreased outside research services. Furthermore, an impairment charge of $419,000 was recorded during the six months ended June 30, 2006 due to amended construction agreements related to our manufacturing facility.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and six months ended June 30, 2006 and 2005 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	Restated 2006	2005	Restated 2006	2005
Clinical programs:
Cancer	$10.1	$4.3	$14.2	$9.8
Indirect costs	9.7	7.4	24.5	16.0

Total clinical programs	19.8	11.7	38.7	25.8
Discovery research	1.0	1.8	2.5	3.6

Total research and development expense	$20.8	$13.5	$41.2	$29.4

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

Net cash used in operating activities for the six months ended June 30, 2006 was $51.7 million, compared to $38.3 million for the six months ended June 30, 2005. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations and marketing expenses. We expect cash used in operations to increase in the future as a result of increased contract manufacturing and clinical trial activity, costs associated with operating our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2006

DENDREON CORPORATION

By:	/s/ Richard F. Hamm, Jr.
Richard F. Hamm, Jr.
Senior Vice President, Corporate
Development,
General Counsel and Secretary
(Authorized Officer and Principal
Financial Officer)