Form 10-Q
period 2006-09-30
DENDREON CORP
filed 2006-11-08
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
Commission File Number: 000-30681
DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3203193 (IRS Employer Identification No.)

3005 FIRST AVENUE,
SEATTLE, WASHINGTON	98121
(Address of registrant’s principal executive offices)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes  No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 3, 2006 was 71,865,290.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,882	$81,949
Short-term investments	54,623	52,273
Accounts receivable	5,944	5,636
Restricted cash	1,722	1,974
Prepaid and other current assets	1,976	2,255

Total current assets	97,147	144,087
Property and equipment, net	29,092	22,296
Long-term investments	5,052	32,187
Long-term restricted cash	8,065	8,314
Deposits	585	669

Total assets	$139,941	$207,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$428
Accrued liabilities	8,050	13,619
Accrued compensation	3,805	4,234
Deferred revenue	113	82
Current portion of capital lease obligations	1,364	1,955
Current portion of long-term debt and facility lease obligation	4,929	2,237

Total current liabilities	19,458	22,555
Deferred revenue, less current portion	499	560
Capital lease obligations, less current portion	1,053	1,904
Long-term debt, less current portion	8,160	5,283
Facility lease obligation, less current portion	8,450	8,542
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 71,323,014 and 71,115,910 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	71	71
Additional paid-in capital	473,291	469,845
Deferred stock-based compensation	—	(120)
Accumulated other comprehensive loss	(143)	(344)
Accumulated deficit	(370,898)	(300,743)

Total stockholders’ equity	102,321	168,709

Total liabilities and stockholders’ equity	$139,941	$207,553

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$84	$58	$187	$173
Operating expenses:
Research and development	15,754	15,986	56,995	45,376
General and administrative	5,974	5,026	16,634	15,045

Total operating expenses	21,728	21,012	73,629	60,421

Loss from operations	(21,644)	(20,954)	(73,442)	(60,248)
Interest income	1,353	1,337	4,641	3,816
Interest expense	(452)	(70)	(1,354)	(276)

Net loss	$(20,743)	$(19,687)	$(70,155)	$(56,708)

Basic and diluted net loss per share	$(0.29)	$(0.33)	$(0.98)	$(0.96)

Shares used in computation of basic and diluted net loss per share	71,320	59,339	71,236	59,234

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net loss	$(70,155)	$(56,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,784	2,204
Non-cash stock-based compensation expense	2,966	803
Gain on sale of fixed asset	(15)	—
Impairment of fixed assets	419	—
Changes in operating assets and liabilities:
Accounts receivable	(308)	(637)
Other current assets	279	(2,413)
Deposits	84	(200)
Deferred revenue	(30)	(68)
Accounts payable	769	1,403
Accrued liabilities and compensation	(5,998)	(936)

Net cash used in operating activities	(69,205)	(56,552)

Investing Activities:
Purchases of investments	(290,184)	(338,593)
Maturities of investments	315,170	400,861
Purchases of property and equipment	(9,984)	(4,955)

Net cash provided by investing activities	15,002	57,313

Financing Activities:
Proceeds from equipment financing arrangement, net of debt financing costs	7,624	—
Proceeds from security deposits associated with debt	501	—
Payments on capital lease obligations	(1,442)	(1,128)
Payments on long-term debt	(2,072)	—
Payments on facility lease obligation	(75)	—
Proceeds from exercise of stock options and warrants	192	202
Issuance of common stock under the employee stock purchase plan	408	1,099

Net cash provided by financing activities	5,136	173

Net (decrease) increase in cash and cash equivalents	(49,067)	934
Cash and cash equivalents at beginning of period	81,949	54,501

Cash and cash equivalents at end of period	$32,882	$55,435

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge ® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. Based upon the significant survival benefit seen in our completed studies for Provenge, we intend to complete our submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge in 2006. We filed the clinical and nonclinical sections of the BLA in August 2006. We own worldwide commercialization rights for Provenge.
Restatement of Financial Statements
     As discussed further in Note 9, on December 22, 2005, we entered into a supply agreement with Diosynth, RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with the manufacture of Provenge. In April 2006, we paid $6.3 million to Diosynth as a prepayment of the commercial production costs, and originally recorded this amount as prepaid manufacturing costs on our balance sheet as of June 30, 2006, as the commercial production will commence in January 2007 and product releases are expected to begin in June 2007. Upon further analysis, we determined the payment is more appropriately accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs” (“SFAS 2”), as research and development expense, instead of prepaid manufacturing costs due to the uncertain future economic benefit of this payment. Therefore, we restated our previously issued financial statements as of and for the three and six months ended June 30, 2006, which restated financials were included in our report on Form 10-Q/A filed on October 11, 2006.
     The aggregate effect of the revision was to increase previously reported net loss for the three months and six months ended June 30, 2006 by $6.3 million and to increase previously reported basic and diluted net loss per share by $0.09 and $0.08, respectively. The impact on our balance sheet was to decrease current assets and increase accumulated deficit by $6.3 million. The restatement had no effect on net cash flows from operating, investing or financing activities as previously reported.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The accompanying financial information as of December 31, 2005 has been derived from audited financial statements. Operating results for the three- and nine month periods ended September 30, 2006 are not necessarily indicative of future results that may be expected for the year ending December 31, 2006 or any other future period.

Net Loss Per Share
     Basic and diluted net loss per share of common stock are presented in conformity with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of unrestricted common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 5,952,427 and 5,662,748 for the three and nine months ended September 30, 2006 and 2005, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Research and Development Expenses
     Pursuant to SFAS 2, our research and development costs are expensed as incurred or at the date of payment of non-refundable upfront license fees and prepayments and milestones, whichever occurs first.
Accounting for Stock-Based Compensation
     The Company maintains two stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan (“ESPP”).
     Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, when the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the ESPP were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation is based on the fair value of options granted and was included as a pro forma disclosure in the notes to our consolidated financial statements.
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
     Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 was $1.2 million and $3.0 million, respectively, and consisted of stock option and restricted stock award expenses of $1.1 million and $2.7 million, respectively, and ESPP expense of $88,000 and $269,000, respectively. Of the $1.2 million and $3.0 million of stock compensation expense, $700,000 and $1.7 million, respectively, were included in research and development expense and $487,000 and $1.3 million, respectively, were included in general and administrative expense. Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 increased our net loss per share by $0.02 and $0.04, respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.
     During the preparation of the notes to the consolidated financial statements for the year ended December 31, 2005, we determined that the calculation of our pro forma net loss reported under SFAS 123 for the three and nine months ended September 30, 2005, as previously reported, was understated primarily as a result of our inadvertent exclusion of the fair value of (and, therefore, the amortization expense related to) the rights granted pursuant to our ESPP. Accordingly, pro forma net loss reported under SFAS 123 for the three and nine months ended September 30, 2005, presented in the tables below, has been revised. These revisions had no effect on our previously reported consolidated results of operations or financial condition. The following table reflects the corrected amount to net loss and net loss per share for the three and nine months ended September 30, 2005, which increased previously reported pro forma net loss by $91,000 and $298,000, respectively, and increased pro forma net loss per share by zero and $0.01, respectively. The compensation cost recognized is based upon the estimated fair value on the grant date of stock options, and shares under the ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share amounts):

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
Net loss	$(19,687)	$(56,708)
Add: stock based employee compensation expense included in reported net loss	161	628
Deduct: pro forma stock-based employee compensation expense	(182)	(13,757)

Pro forma net loss	$(19,708)	$(69,837)

Net loss per share as reported	$(0.33)	$(0.96)

Pro forma net loss per share	$(0.33)	$(1.18)

     In June 2005, we accelerated the vesting of 2.5 million shares of unvested and “out-of-the-money” stock options outstanding under our 2000 Equity Incentive Plan (the “2000 Plan”) and our 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) that had a per share exercise price of $5.25 or higher in order to reduce the negative impact on our results from operations when SFAS 123R became effective. As a result of the accelerated vesting, pro forma stock-based employee compensation expense for the nine months ended September 30, 2005 reflects an additional $6.0 million. Disclosures for the three- and nine- month periods ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.
     The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following weighted average assumptions for the three months ended September 30, 2006 and 2005:

	Employee Stock Options		ESPP
		September 30,		September 30,
	September 30,	2005	September 30,	2005
	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	5.0	5.0	0.5	0.5
Expected stock price volatility	81%	93%	80%	65%
Risk-free interest rate	4.6%	4.0%	4.7%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated forfeiture rate	13.9%	—	—	—
Estimated fair value per option granted	$3.02	$4.11	$1.79	$1.76
     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the nine months ended September 30, 2006 and 2005:

	Employee Stock Options		ESPP
		September 30,		September 30,
	September 30,	2005	September 30,	2005
	2006	(Pro forma)	2006	(Pro forma)
Expected term (in years)	4.93	5.0	0.5	0.5
Expected stock price volatility	81%	94%	80%	65%
Risk-free interest rate	4.6%	3.9%	4.7%	3.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated forfeiture rate	13.9%	—	—	—
Estimated fair value per option granted	$3.42	$4.59	$1.86	$1.93
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
     The BSM option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Because Company stock options do not trade on an exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the grant price, in the market price of the Company’s common stock. Such an increase in stock price would benefit all stockholders commensurately. See Note 8 for additional details.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. We have determined adoption will have no impact on our APIC pool.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, FIN 48 provides guidance on the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on nonrecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
4. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Furniture and office equipment	$1,254	$1,232
Laboratory and manufacturing equipment	9,301	9,226
Computer equipment	6,060	2,822
Leasehold improvements	4,507	4,374
Construction in progress	22,840	16,771

	43,962	34,425
Less accumulated depreciation and amortization	(14,870)	(12,129)

	$29,092	$22,296

     In January 2006, we incurred a $419,000 impairment charge due to amended construction agreements for our New Jersey facility. Included in construction in progress at September 30, 2006 is $8.7 million, which is the capitalized amount of our leased New Jersey facility, $10.2 million in tenant improvements, $2.9 million in software and $1.1 million in equipment.
5. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Clinical trial costs	$2,680	$3,103
Construction in progress	338	2,681
Antigen manufacturing	1,054	4,055
Deferred rent	726	895
Other accrued liabilities	3,252	2,885
	$8,050	$13,619
6. RESTRUCTURING
     In January 2006, we announced the realignment of our resources to focus on achieving regulatory approvals for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources have now been deployed to complete our BLA for Provenge during 2006 and prepare for the commercialization of Provenge, assuming approval by the FDA. As a result of the realignment, we reduced our workforce by 16%, or 37 employees, primarily in early-stage research and development and in general and administrative functions. We incurred a total of $1.3 million restructuring charges for employee severance and outplacement costs and non-cash compensation of $60,000 due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.4 million restructuring charges, $1.0 million was included in research and development expenses and $350,000 was included in general and administrative expenses.

				Paid
		Paid	Paid	In
	Incurred In	In	In	Third		Balance
	Nine Months	First	Second	Quarter		As of
Restructuring Charges (in thousands)	Ended 9/30/06	Quarter 2006	Quarter 2006	2006	Adjustments	9/30/06
Severance and outplacement costs	$1,314	$(894)	$(299)	$(48)	$(17)	$56
Stock compensation expense	60	(60)	—	—	—	—

Total	$1,374	$(954)	$(299)	$(48)	$(17)	$56
7. DEBT
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Hanover, New Jersey manufacturing facility. The Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55% per year and the remaining loans with original principal amounts totaling $8.2 million with an average interest rate of 10.2%, are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. On January 31, 2006, we entered into a commitment letter with GE Capital wherein GE Capital has committed to make a series of loans to us up to an aggregate original principal amount of $13 million. We have drawn $8.2 million of the loan as of September 30, 2006, including $6.0 million during the three months ended September 30, 2006.
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
     For the nine months ended September 30, 2006 and September 30, 2005, 99,233 and 212,563 shares, respectively, were issued under the ESPP at an average price of $4.11 and $5.17, respectively. Since inception of the plan, 1,951,704 shares have been purchased, and 1,584,709 shares are presently available for future issuance.
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
A summary of restricted stock award activity under the 2000 Plan is as follows:

	Outstanding	Weighted Average
	Stock	Grant Date
	Awards	Fair Value
Balance, January 1, 2006	20,143	4.58
Units granted	597,181	4.43
Units vested	(24,611)	2.33
Units forfeited	(40,519)	5.15

Balance, September 30, 2006	552,194	4.48

     Restricted stock awards granted during the nine months ended September 30, 2006 had a weighted average fair value of $4.43 per share and generally vest over a four-year period. On June 7, 2006, 377,050 shares of restricted stock in the aggregate were granted to all non-executive employees. These awards are subject to our normal vesting period with a provision for acceleration, which states that vesting for 40% of the shares accelerate upon acceptance of our BLA by the FDA and the balance upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision and record compensation expense based upon our assessment of accomplishing each provision.
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
     A summary of the Company’s stock option activity during the nine months ended September 30, 2006 is presented in the following table:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2006	5,823,025	$8.37
Granted	982,993	5.15
Exercised	(83,667)	2.29
Forfeited	(1,341,806)	8.51

Outstanding, September 30, 2006	5,380,545	$7.84	7.25	$737,340

Exercisable, September 30, 2006	4,162,178	$8.58	6.69	$694,310
     The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price of $4.47 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested restricted stock and stock options was approximately $4.2 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years. During the nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $240,000. During the nine months ended September 30, 2006, the total fair value of options vested was $57,000.
     The Company issues new shares of common stock upon exercise of stock options.
     Additional information regarding options outstanding as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life (Years)	Price	Shares	Price
$0.75 — $ 5.36	1,112,036	6.57	$4.10	716,214	$3.82
5.44 — 5.74	1,096,742	8.35	5.57	394,453	5.68
5.80 — 8.06	1,115,589	7.62	7.09	1,002,833	7.20
8.12 — 10.69	1,148,388	7.50	9.61	1,140,888	9.61
10.77 — 36.74	907,790	5.97	13.83	907,790	13.83

	5,380,545	7.25	$7.84	4,162,178	$8.58

     As of September 30, 2006, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Stock
Available
for Grant
Balance, January 1, 2006	1,178,703
Additional shares reserved	750,000
Granted	(1,580,174)
Forfeited	1,382,325

Balance, September 30, 2006	1,730,854

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

Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net loss	$(20,743)	$(19,687)	$(70,155)	$(56,708)
Net unrealized gain (loss) on securities	242	(33)	201	177

Comprehensive loss	$(20,501)	$(19,720)	$(69,954)	$(56,531)

10. COMMITMENTS –SUPPLY AGREEMENT
     On December 22, 2005, we entered into a supply agreement with Diosynth, RTP, Inc. covering the commercial production of the antigen used in connection with the manufacture of Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth a total of $25.1 million over the production period, which is expected to extend through November 2007. In April 2006, we paid $6.3 million to Diosynth as a prepayment of the commercial production and recorded this amount as research and development expense. Under this agreement, we are required to submit additional prepayments of $1.0 million and $7.3 million in October 2006 and January 2007, respectively. The remaining payments due to Diosynth will coincide with actual deliveries of product. We will evaluate the status of regulatory approval for the commercial sale of Provenge and record these remaining payments as inventory if regulatory approval has been received, or as research and development expense if regulatory approval has not been received.
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
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. The product candidates most advanced in development are active cellular immunotherapies designed to stimulate a patient’s immune system for the treatment of cancer. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer.
     We have incurred significant losses since our inception. As of September 30, 2006, our accumulated deficit was $370.9 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing expenses. We anticipate incurring net losses over the next few years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop.
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
Provenge (sipuleucel-T)
     In September 2005, we announced plans to submit a BLA to the FDA to obtain regulatory approval for the commercialization of Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge. Specifically, our first Phase 3 clinical trial of Provenge, D9901, was a randomized double-blind placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent (hormone refractory) prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. The protocols for both trials required patients to be followed for survival for three years after enrollment.
     While trial D9901 approached, but did not meet, its primary endpoint of showing a significant delay in time to disease progression in the overall patient population in the study (p-value = 0.052, hazard ratio = 1.4) , we completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21 percent improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than that of patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that treatment with Provenge remained a strong independent predictor of survival after adjusting for prognostic factors. These results were published in the July 2006 issue of the Journal of Clinical Oncology. Recent additional analyses have demonstrated an improvement in prostate cancer specific survival for Provenge treated patients (p-value = 0.002; HR = 2.0). In addition, there is no evidence to suggest a delay in the use or timing of chemotherapy in the placebo arm relative to the Provenge arm. We have also demonstrated a correlation between overall survival and cumulative final product CD54 upregulation, a measure of antigen presenting cell activation which serves as the potency assay for Provenge.
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

     An integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 percent of the patients who received placebo. In both studies, Provenge was generally well tolerated. In controlled clinical trials, the most common adverse reactions associated with Provenge were chills, fever, headache, fatigue, shortness of breath, vomiting and tremor. These events were primarily grade 1 and 2, with a short duration of 1 to 2 days around the time of infusion. Less than 2% of patients were not able to receive a full course of Provenge (3 infusions) due to treatment-related adverse reactions.
Summary of PROVENGE Studies

			Studies 1 and 2
	Study 1 (D9901)	Study 2 (D9902A)	Integrated
	N = 127	N = 98	N = 225
Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9

Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)

Hazard Ratio	1.7	1.3	1.5
p-value (log rank)	p=0.010	p=0.331	p=0.011

Hazard Ratio	2.1	1.9	1.8
p-value (Cox regression, adj.)	p=0.002	p=0.023	p=0.0006

36-Month Survival: % (patients)
Provenge	34%(28)	32%(21)	33%(49)
Placebo	11%(5)	21%(7)	15%(12)
     Provenge has Fast Track designation from the FDA for the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer, which permits the FDA to review sections of the BLA on a rolling basis in advance of receiving the complete submission. In August of 2006, we submitted the clinical and nonclinical sections of the BLA to the FDA. We anticipate completing the submission of the BLA in 2006. We own commercialization rights for Provenge worldwide.
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
     As another integral part of our effort to prepare for the commercialization of Provenge, we are engaged with Diosynth in the production of the antigen used in the preparation of Provenge. Pursuant to this agreement, Diosynth completed conformance runs for the manufacturing process for the antigen used in Provenge in July 2006. On December 22, 2005, we entered into a long-term supply agreement with Diosynth covering the production of the antigen used in the preparation of Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen under this agreement was placed on the same day to commence production in January 2007. This order is noncancelable and obligates us to pay Diosynth $25.1 million, of which $18.8 million remains to be paid over the next approximately 14 months.
Other Provenge Clinical Trials
     We are currently conducting another Phase 3 clinical trial of Provenge, called IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) (D9902B) in metastatic androgen-independent prostate cancer. Based on the results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and have amended the D9902B Special Protocol Assessment agreement to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the IMPACT study during 2007.

     In July 2006, the results from a National Cancer Institute-sponsored Phase 2 study of Provenge in combination with Avastin were published in the journal Cancer. The research showed the combination immunotherapy significantly increased the prostate-specific antigen doubling-time in patients with prostate cancer that had relapsed after prior surgical and radiation therapy.
     In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROvenge Treatment and Early Cancer Treatment) (P-11) clinical trial. The study was designed to explore the biologic activity of Provenge in patients with androgen-dependent (hormone sensitive) prostate cancer prior to the development of metastatic disease. These preliminary study results included assessments of PSA, PSA doubling time (PSADT), delays in the time to distant metastasis, and levels of immune response in patients randomized to receive Provenge compared to patients randomized to receive placebo. Per protocol, patients will continue to be followed for the clinical endpoints of distant failure and overall survival.
     The data from the patients in this study will supplement our overall safety database for Provenge as part of our current BLA submission for men with advanced androgen-independent prostate cancer. Dendreon plans to submit the data for presentation at a future upcoming medical meeting.
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
Preclinical Research and Development Programs
     In addition to other active immunotherapies in preclinical research and development, we have monoclonal antibody and small molecule product candidates in preclinical research and development programs. These also include product candidates being developed with our collaborators. In May 2006, preclinical data were presented demonstrating that active immunotherapy using our proprietary Antigen Delivery Cassette™ technology with the antigen carbonic anhydrase IX (CA9) significantly prolonged survival in animal models.
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
Research and Development Expenses
     Pursuant to SFAS 2, our research and development costs are expensed as incurred or at the date of payment of non-refundable upfront license fees and prepayments and milestones, whichever occurs first.
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
     On June 2006, we granted 377,050 shares of restricted stock to all non-executive employees. These awards are subject to our normal vesting period with a provision for acceleration, which states that vesting for 40% of the shares accelerate upon acceptance of our BLA by the FDA and the balance upon the approval of Provenge for commercialization by the FDA. In accordance with FAS 123R, we have considered the probability of achieving each acceleration provision and recorded compensation expense based upon our assessment of accomplishing each provision.
     Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 was $1.2 million and $3.0 million, respectively, and consisted of stock option and restricted stock award expenses of $1.1 million and $2.7 million, respectively, and ESPP expense of $88,000 and $269,000, respectively. Of the $1.2 million and $3.0 million of stock compensation expense, $700,000 and $1.7 million, respectively, were included in research and development expense and $487,000 and $1.3 million, respectively, were included in general and administrative expense. Total stock-based employee compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 increased our net loss per share by $0.02 and $0.04, respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS123R had no impact on deferred taxes.
     There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R during the three and nine months ended September 30, 2005; however, $628,000 of employee stock-based compensation was recognized during the nine months ended September 30, 2005 under the former accounting guidance.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Revenue
     Revenue increased to $84,000 for the three months ended September 30, 2006, compared to $58,000 for the three months ended September 30, 2005. Revenue increased to $187,000 for the nine months ended September 30, 2006, compared to $173,000 for the nine months ended September 30, 2005. The three and nine month increases were primarily due to revenue related to an intellectual property option purchase agreement. Revenue received for the nine months ended September 30, 2006 also includes recognition of deferred revenue related to a license agreement.

Research and Development Expenses
     Research and development expenses decreased to $15.8 million for the three months ended September 30, 2006, from $16.0 million for the three months ended September 30, 2005. Research and development expenses increased to $57.0 million for the nine months ended September 30, 2006 from $45.4 for the nine months ended September 30, 2005. The nine month increase was primarily due to increased costs of outside research services of $4.9 million, increased clinical development costs of $3.6 million, non-cash stock based compensation of $1.7 million and severance costs related to our January 2006 restructuring of $1.0 million. Furthermore, an impairment charge of $419,000 was recorded during the nine months ended September 30, 2006 due to amended construction agreements related to our manufacturing facility.
     Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Clinical programs:
Cancer	$4.2	$4.4	$22.4	$11.9
Indirect costs	10.6	8.9	31.1	26.2

Total clinical programs	14.8	13.3	53.5	38.1
Discovery research	1.0	2.7	3.5	7.3

Total research and development expense	$15.8	$16.0	$57.0	$45.4

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
General and Administrative Expenses
     General and administrative expenses increased to $6.0 million for the three months ended September 30, 2006, compared to $5.0 million for the three months ended September 30, 2005. General and administrative expenses increased to $16.6 million for the nine months ended September 30, 2006, compared to $15.0 million for the nine months ended September 30, 2005. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The three and nine month increases were primarily attributable to non-cash stock compensation of $487,000 and $1.3 million, respectively.
Interest Income
     Interest income increased to $1.4 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. Interest income increased to $4.6 million for the nine months ended September 30, 2006 from $3.8 million for the nine months ended September 30, 2005. The three and nine month increases in 2006 were primarily due to higher average interest rates, partially offset by a decrease in interest income earned on short-term receivables and declining cash and investment balances. We expect interest income to decrease in the future due to a declining cash balance.
Interest Expense
     Interest expense increased to $452,000 for the three months ended September 30, 2006 from $70,000 for the three months ended September 30, 2005. Interest expense increased to $1.4 million for the nine months ended September 30, 2006, compared to $276,000 for the nine months ended September 30, 2005. The increase was primarily due to an increase in the average debt and obligation balances.
LIQUIDITY AND CAPITAL RESOURCES
Commitments
     On April 4, 2006 we entered into an amendment to our construction agreement with The Henderson Corporation dated November 4, 2005. Pursuant to the agreement, Henderson performed construction related services and arranged for, supervised and subcontracted for the construction of our facility in Hanover, New Jersey. The agreement, as amended, allowed us to use a phased approach to building out the facility and decreased the amount we will pay Henderson by $11.8 million to a price not to exceed $3.2 million. The amount of remaining payments due under this agreement as of September 30, 2006 was approximately $64,000.
     On February 16, 2006, we entered into an amendment to our construction agreement with AES Clean Technology, Inc., dated November 4, 2005. Under the terms of the agreement, AES designed and constructed clean rooms, production modules, related corridors and ancillary systems in our facility in Hanover, New Jersey. The agreement, as amended, allowed us to use a phased approach to building out the facility and decreased the amount we will pay AES by $4.8 million to a guaranteed maximum price of $2.3 million. The amount of remaining payments due under this agreement as of September 30, 2006 was approximately $231,000.
     The initial build-out of our commercial manufacturing facility in Hanover, New Jersey was completed in July 2006.
     On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to the second amendment, Diosynth has completed conformance runs for the manufacturing process for the antigen used in Provenge. The contract had an unpaid balance of $1.1 million as of September 30, 2006.
     On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day to commence production in January 2007. This order is noncancelable and our remaining current obligation is to pay Diosynth $18.8 million over the next approximately 14 months.
     Resources and Indebtedness
     As of September 30, 2006, we had approximately $92.6 million in cash, cash equivalents and short- and long-term investments. We have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaborative agreements, interest income earned and debt instruments. We have received net proceeds of $231.1 million from the sale of our equity securities since January 1, 2003, of which $48.3 million was received in our December 2005 common stock offering.
     In December 2005, we entered into two Notes with GE Capital, for the purchase of equipment and associated build-out costs for our Hanover, New Jersey manufacturing facility. The Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55% per year and the remaining loans with original principal amounts totaling $8.2 million with an average interest rate of 10.2%, are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by the Security Agreement, and two Pledge Agreements. Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. On January 31, 2006, we entered into a commitment letter with GE Capital wherein GE Capital has committed to make a series of loans to us up to an aggregate original principal amount of $13 million. We have drawn $8.2 million of the loan as of September 30, 2006, including $6.0 million during the three months ended September 30, 2006.
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We completed the initial build-out of this facility in July 2006 to meet the anticipated clinical and commercial manufacturing needs for Provenge. Property and equipment on our consolidated balance sheet as of September 30, 2006 includes $10.2 million of construction in progress related to the build-out and construction of the New Jersey facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which is recorded within long-term restricted cash on our consolidated balance sheet as of September 30, 2006.

     On August 12, 2005, we filed a shelf registration statement with the SEC to sell up to $150 million of our common stock from time to time. The SEC declared this registration statement effective in October 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million net of underwriting discounts, commissions and other offering costs. As of September 30, 2006, $98.2 million of common stock is available to be sold under this registration statement.
     Net cash used in operating activities for the nine months ended September 30, 2006 was $69.2 million, compared to $56.6 million for the nine months ended September 30, 2005. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations and marketing expenses. We expect cash used in operations to increase in the future as a result of increased contract manufacturing and clinical trial activity, costs associated with operating our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At September 30, 2006, our aggregate net investment in equipment and leasehold improvements was $35.2 million.
     As of September 30, 2006, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments and cash generated from our collaboration arrangements, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months, including, among other things:
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2006, we had short-term investments of $54.6 million and long-term investments of $5.1 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments as of September 30, 2006, assuming a 100 basis point increase in market interest rates, would decrease by approximately $194,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our Notes to GE Capital by capping the interest rate at a fixed amount. Our outstanding capital lease obligations are all at fixed interest rates and therefore have minimal exposure to changes in interest rates.
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

Changes in Internal Controls
     During the third quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Dendreon is a party to various legal proceedings, none of which is expected to have a material adverse effect on our financial position.
ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on September 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 8, 2006

DENDREON CORPORATION
By:	/s/ Richard F. Hamm, Jr.
Richard F. Hamm, Jr.
Senior Vice President, Corporate Development, General Counsel and Secretary (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on September 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.