Form 10-K
period 2006-12-31
DENDREON CORP
filed 2007-03-14
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON (Address of principal executive offices)	98121 (Zip Code)
(206) 256-4545
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2006, as reported on the National Association of Securities Dealers Automated Market, was $310,054,233.

As of March 8, 2007, the registrant had outstanding 82,434,612 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2007 with the Securities and Exchange Commission in connection with the registrant’s 2007 annual meeting of stockholders, are incorporated by reference into Part III of this Report as noted therein.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The goal for reviewing a product with Priority Review status is six months from the filing date. The Prescription Drug User Fee Act (“PDUFA”) date for the anticipated completion of review by the FDA of the Provenge BLA is May 15, 2007. Provenge will be reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007. We own worldwide commercialization rights for Provenge.

Product Candidates Overview

The following table summarizes the target indications and status of our product candidates in development.

Product Candidate	Target Indication(s)	Status

Product Candidates in Clinical Trials
Provenge (sipuleucel-T)	Asymptomatic androgen-independent prostate cancer	Phase 3 (D9901, D9902A) complete; BLA under review
	Androgen-independent prostate cancer	Phase 3 (D9902B) ongoing
	Androgen-dependent prostate cancer	Phase 3 (P-11) ongoing
	Androgen-dependent prostate cancer	Phase 2 (P-16) complete
	Androgen-dependent prostate cancer	Phase 2 (D9905) complete
Neuvenge (lapuleucel-T)	Breast cancer	Phase 1 (2000-1) complete
	Breast, ovarian and colon cancer	Phase 1 (2000-2) complete
Product Candidates in Research and Development
Immunotherapy Targets
Trp-p8 (in collaboration with Genentech, Inc.)	Lung, breast, prostate and colon cancer	Preclinical
CEA	Breast, lung and colon cancer	Preclinical
CA-9 (MN)	Kidney, colon and cervical cancer	Preclinical
Monoclonal Antibody
Anti-Serine Protease (in collaboration with Amgen Fremont, Inc.)	Multiple cancers	Preclinical
Trp-p8 (in collaboration with Genentech, Inc.)	Lung, breast, prostate and colon cancer	Preclinical
Small Molecule
Trp-p8	Lung, breast, prostate and colon cancer	Preclinical

Cancer Immunotherapies

Cancer is characterized by abnormal cells that proliferate and metastasize, or spread, throughout the body, producing deposits of tumor cells, called metastases. These proliferating cells form masses called tumors. As the tumors grow, they cause tissue and organ failure and, ultimately, death.

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

The immune system recognizes and generates a strong response to hundreds of thousands of different foreign antigens. Tumors, however, frequently display antigens that are also found on normal cells. The immune system may not distinguish between tumors and normal cells and may be unable to mount a strong anti-cancer response. Tumors may also prevent the immune system from fully activating. We believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they are recognized by the immune system and to manipulate immune system cells to stimulate a vigorous response.

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

Our approach to active immunotherapy is to:

•	identify or in-license antigens present on cancer cells that are suitable targets for cancer therapy;

•	create proprietary, genetically engineered antigens that will be optimally processed by antigen-presenting cells; and

•	isolate antigen-presenting cells using proprietary methods and combine antigen-presenting cells and engineered antigens in vitro.

Antigen Identification.  Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase (“PAP”) which is found in approximately 95 percent of all prostate cancers. The antigen target for Neuvenge, our active immunotherapy for breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen and carbonic anhydrase 9. We discovered the tumor antigen trp-p8 and we are presently working to utilize this protein for drug development.

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

Provenge (sipuleucel-T)

Provenge is our most advanced product candidate using our active cellular immunotherapy approach. In September 2005, we announced plans to submit our BLA to the FDA to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis and which permits the FDA to review sections of the BLA in advance of receiving the complete submission. On August 24, 2006, we submitted the clinical and non-clinical sections of our BLA and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the FDA for Provenge. On January 12, 2007 the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The PDUFA date for the anticipated completion of review by the FDA of our BLA is May 15, 2007. Provenge will be reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007.

The following table summarizes the survival results of the Provenge studies:

			Studies 1 and 2
	Study 1 (D9901)	Study 2 (D9902A)	Integrated
	N = 127	N = 98	N = 225

Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9

Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)

Hazard Ratio	1.7	1.3	1.5
p-value (log rank)	p=0.010	p=0.331	p=0.011

Hazard Ratio (adjusted)	2.1	1.9	1.8
p-value (Cox regression)	p=0.002	p=0.023	p=0.0006

36-Month Survival: % (patients)
Provenge	34% (28)	32% (21)	33% (49)
Placebo	11% (5)	21% (7)	15%(12)
	Primary	Supportive

In both studies, Provenge was generally well tolerated. In controlled clinical trials, the most common adverse reactions associated with Provenge were chills, fever, headache, fatigue, shortness of breath, vomiting and tremor. These events were primarily grade 1 and 2, with a short duration of 1 to 2 days around the time of infusion. Less than 2 percent of patients were not able to receive a full course of Provenge (3 infusions) due to treatment-related adverse reactions.

Market for Provenge and Treatment Protocol

Our Provenge clinical studies submitted in support of our BLA have primarily targeted asymptomatic, metastatic, androgen-independent, also known as hormone refractory, prostate cancer. Androgen-independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones. The American Cancer Society estimates that in 2007 approximately 218,890 new cases of prostate cancer will be diagnosed in the United States, and approximately 27,050 men are expected to die of prostate cancer.

Early-stage prostate cancer treatment generally involves surgery, radiation therapy or a combination of the two. Once the cancer becomes metastatic, or spreads outside the prostate gland, hormone ablation therapy is often used to try to control the cancer by limiting the supply of hormones that the cancer needs to grow. While most prostate cancer patients initially respond to hormone ablation therapy, the vast majority relapse after 18 to 24 months, becoming refractory to hormone treatment, or androgen-independent. For these androgen-independent patients, subsequent treatment involves a limited number of options, including chemotherapy and radiation therapy, which may not have the desired therapeutic effect and may result in significant adverse side effects.

To be effective, cancer therapies must eliminate or control the growth of the cancer. Taxotere® (docetaxel) is the only FDA-approved chemotherapy drug that has been proven to prolong survival of androgen-independent prostate cancer patients. However, chemotherapy drugs are generally administered over the course of a number of months and are poorly tolerated due to side effects, such as hair loss, fatigue, vomiting, and detrimental gastrointestinal effects.

We believe that Provenge addresses a significant unmet medical need for patients with asymptomatic, metastatic, androgen-independent prostate cancer by prolonging survival while avoiding the toxicities associated with existing therapies. Provenge is administered over a four-week period consisting of three infusion treatments given on an outpatient basis each lasting about 30 to 60 minutes. The survival benefit in combination with the well tolerated treatment provides a highly favorable benefit-to-risk profile.

Provenge Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial — D9901.  In June 2001, we completed enrollment in our first Phase 3 clinical trial of Provenge, D9901, which was a randomized double-blind, placebo-controlled study in 127 men with asymptomatic, metastatic, androgen-independent (hormone refractory) prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. After disease progression, placebo patients were given the option to receive salvage therapy of Provenge on a separate open label study. The protocols for both trials required patients to be followed for survival for three years after enrollment.

In 2002, an analysis of the primary endpoint in trial D9901 demonstrated a 31 percent delay in time to disease progression for patients who received Provenge compared to patients who received placebo. At 6 months following randomization, 31.9 percent of patients receiving Provenge were progression free compared to 13.3 percent of patients in the placebo arm. This analysis closely approached but did not achieve statistical significance. We completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21 percent improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than that of patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. These results were published in the July 2006 issue of the Journal of Clinical Oncology. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that treatment with Provenge remained a strong independent predictor of survival after adjusting for prognostic factors; patients who received placebo had a relative risk of dying more than twice as high as that of patients who received Provenge. (p-value = 0.002, adjusted hazard ratio= 2.1) Recent additional analyses have demonstrated an improvement in prostate cancer specific survival for Provenge treated patients (p-value = 0.002; HR = 2.0). In addition, there is no evidence to suggest a delay in the use or delay in the timing of chemotherapy in the placebo arm relative to the Provenge arm. We have also demonstrated a correlation between overall survival and cumulative final product CD54 upregulation, a measure of antigen presenting cell activation which serves as the potency assay for Provenge. The survival benefit observed in the D9901 study is the primary basis of our BLA filing with the FDA.

Clinical Trial — D9902A.  D9902, our companion study to D9901, was stopped in 2002 after 98 of 120 patients were enrolled when the analysis of the completed D9901 trial showed that no statistically significant benefit in time to disease progression had been observed in the overall group, but that a benefit was seen in the subgroup of patients with Gleason scores of seven and less. We amended the D9902 protocol to bifurcate the study into our completed randomized D9902A Phase 3 trial consisting of the original 98 patients and our ongoing D9902B Phase 3 study, which was initially restricted to patients with Gleason scores of 7 or less, under a Special Protocol Assessment (“SPA”).

In October 2005, we disclosed final results from D9902A. Trial D9902A also did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of treatment with Provenge in 98 men with asymptomatic, metastatic, androgen-independent prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month or 21 percent improvement (p-value = 0.331, hazard ratio = 1.3). A Cox multivariate regression analysis of overall survival, which adjusts for the same prognostic factors known to influence survival utilized in D9901, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = 1.9). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the three-year final follow up, 32 percent of patients who received Provenge were alive compared to only 21 percent of the patients who received placebo, a 52 percent improvement in the survival rate.

Our D9901 and D9902A trials were identical in design and had identical treatment regimens; therefore, an integrated analysis was performed for survival. The integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 percent of the patients who received placebo.

Clinical Trial — D9902B.  In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The IMPACT study was initiated in June 2003 under an SPA for the treatment of men with asymptomatic, metastatic, androgen-independent prostate cancer whose tumors had been classified as Gleason score 7 or less. The SPA provides a written agreement with the FDA concerning the trial design and outlines definitive clinical objectives and data analyses. Based upon results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and amended the D9902B SPA to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the IMPACT study during 2007. Safety data from our IMPACT study has been included in our BLA.

Other Provenge Clinical Trials in Early-Stage Prostate Cancer

Clinical Trial — P-11.  In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROvenge Treatment and Early Cancer Treatment) (“P-11”), clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of Provenge in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, these study results demonstrate a 35 percent prolongation in prostate-specific antigen (“PSA”) doubling time (“PSADT”) for patients who received Provenge compared to placebo (p = 0.046). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. Per protocol, patients will continue to be followed for the clinical endpoints of distant failure and overall survival. We plan to submit the data for presentation at an upcoming medical meeting. The data from the patients in this study supplemented our overall safety database for Provenge as part of our BLA submission for men with advanced androgen-independent prostate cancer.

Clinical Trial — P-16.  In 2005, an open label Phase 2 clinical trial, P-16, was completed, testing Provenge together with bevacizumab (Avastin®) to treat patients with androgen-dependent prostate cancer. The trial was conducted at the University of California San Francisco and was sponsored by the National Cancer Institute. In February 2005 at the Multidisciplinary Prostate Cancer Symposium, we announced that the combination of Provenge and bevacizumab increased PSADT, in patients with prostate cancer that had relapsed after prior surgical and radiation therapy. The median pre-treatment PSADT for the 21 evaluable patients was 6.7 months and the median on-treatment PSADT was 12.7 months, an approximate 90 percent increase in PSADT (p = 0.004). In July 2006, results from this study were published in the American Cancer Society’s journal, Cancer.  The research showed the combination immunotherapy significantly increased the PSADT in patients with prostate cancer that had relapsed after prior surgical and radiation therapy.

Clinical Trial — D9905.  In 2005, we completed a Phase 2 clinical trial, D9905, evaluating men with biochemical recurrence after prostatectomy. The median pre-treatment PSADT for the 19 evaluable patients in D9905 was 5.2 months and the median on-treatment PSADT was 7.9 months, approximately a 52 percent increase in PSADT.

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

Trp-p8.  Trp-p8, the protein encoded by the trp-p8 gene, is an ion channel. It was identified through our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. Trp-p8 displays numerous characteristics that make it an attractive target for immunotherapy, as well as for small molecule drug development. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. A study found it to be present in 100 percent of prostate cancers and approximately 71 percent of breast cancers, 93 percent of colon cancers and 80 percent of lung cancers.

Carcinoembryonic Antigen (“CEA”).  CEA was found to be present on 70 percent of lung cancers, virtually all cases of colon cancers and approximately 65 percent of breast cancers. We licensed CEA from Bayer Corporation, Business Group Diagnostics.

Carbonic Anhydrase 9 Antigen (“CA-9”).  CA-9 was found to be present on approximately 75 percent of cervical and colon cancers and 95 percent of renal cancers. We licensed the CA-9 antigen from Bayer Corporation, Business Group Diagnostics. In May 2006, preclinical data were presented demonstrating that active immunotherapy using our proprietary Antigen Delivery Cassette technology with CA-9 significantly prolonged survival in animal models.

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

Our serine protease program under our collaboration with Amgen Fremont, Inc. focuses on the development of monoclonal antibodies that might suppress the growth of primary and secondary solid tumors by inhibiting known and novel key serine proteases involved in cancer processes. The Amgen Fremont collaboration has yielded a drug candidate that appears to inhibit metastases in animal models of B-cell lymphoma.

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

Collaborations

Genentech, Inc.

We have a collaboration agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of potential products derived from trp-p8, an ion channel found in prostate cancer cells. We and Genentech are currently engaged in discovering, evaluating and developing small molecule and monoclonal antibody therapeutics that modify trp-p8 function. We have discovered selective trp-p8 small molecule agonists that induce cell death and inhibit the growth of trp-p8 positive tumors in animals. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program.

Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them.

Amgen Fremont, Inc.

Our collaboration agreement with Amgen Fremont, Inc., the survivor of the acquisition of Abgenix, Inc. by Amgen, Inc., is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against a membrane-bound serine protease. Under the terms of the collaboration, Amgen Fremont agreed to use its human antibody technologies to generate and select antibodies against this serine protease. Both Dendreon and Amgen Fremont have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration.

Manufacturing and Commercial Infrastructure

Final manufacture of Provenge for our clinical trials of those product candidates is currently conducted at a pilot manufacturing facility we operate in Seattle, Washington, and recently at our manufacturing facility in Hanover, New Jersey and through third party contracts with the American Red Cross in Philadelphia, Pennsylvania, and Progenitor Cell Therapy in Hackensack, New Jersey and Mountain View, California. Our contracts with Progenitor Cell Therapy expire in March 2007 and with the American Red Cross later in 2007. We do not intend to renew these agreements as clinical production is shifted to our facility in Hanover, New Jersey.

We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current Good Manufacturing Practices (“cGMP”). Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc. in March 2001. Pursuant to the agreement, Diosynth completed conformance runs for the manufacturing process for the antigen in July 2006. On December 22, 2005, we entered into a long-term supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007.

To support our commercialization efforts, including the potential commercialization of Provenge, we have invested in manufacturing facilities and related operations. The initial build-out of our 158,242 square foot commercial manufacturing facility in Hanover, New Jersey was completed in July 2006. The facility and its validation were described in the BLA. The lease term of this facility is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, upon the same terms and conditions except for rent, which adjusts to market rate.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We plan to use third party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

The manufacture of our other active immunotherapy candidates, such as a dose of Provenge, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, processed and returned to a health care provider for infusion into the patient. We rely upon blood banks, hospitals and other health care providers to perform leukapheresis for our clinical trials. We have agreements with Puget Sound Blood Center and New York Blood Center to act as providers of commercial leukapheresis services and are in active negotiations with several additional vendors for these services. We expect to complete negotiations and to have an established network of commercial leukapheresis suppliers in place prior to commercial launch of Provenge. We have terminated our agreement with Gambro Healthcare, Inc. to act as provider of commercial leukapheresis services.

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

We intend to link our transportation network, manufacturing facilities, leukapheresis providers, patients and physicians through an information technology system that allows for timely, efficient and cost effective production and timely delivery of Provenge on a commercial basis, assuming Provenge is approved for sale. We are in the process of building the information technology infrastructure and designing the required systems for the commercial launch of Provenge. We may rely on one or more third party contractors to assist us in the development of these systems.

Supplies and Raw Materials

We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have contracted with Diosynth to produce the antigen used in the preparation of Provenge, which relationship is not readily replaceable. We have entered into a long-term contract for production of the antigen with Diosynth. Should the FDA approve Provenge as a marketable product, any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of the antigen, it is uncertain whether alternative sources could be developed. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on December 22, 2005 and commenced production in January 2007. This order is noncancelable and obligates us to pay Diosynth $18.8 million during 2007.

Research and Development

We devote significant resources to research and development programs directed at developing products such as Provenge. On December 31, 2006, we employed 161 individuals in research and development functions. Our costs associated with research and development expenses were $74.1 million in 2006, $65.9 million in 2005 and $64.4 million in 2004.

Intellectual Property

We protect our technology through United States and foreign patent filings, trademarks and trade secrets that we own or license. We own or license issued patents or patent applications that are directed to the solutions and devices by which cells can be isolated and manipulated, our Antigen Delivery Cassette, antigen-presenting cell processing, immunostimulatory compositions, and our monoclonal antibody and small molecule product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

We also own or license issued patents or patent applications that are directed to potential pharmaceutical compounds and protease inhibitors and modulators, to methods of making the compounds and to methods for treating specific diseases using the compounds. For many of these issued patents or applications, we have filed foreign counterparts in various countries.

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

We also rely on trade secrets and know-how that we seek to protect, in part, by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc., GPC Biotech AG, Novacea, Inc., and Northwest Biotherapeutics, Inc. are developing prostate cancer therapeutics that could potentially compete directly or indirectly with Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere® (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, some of which are in direct competition with us.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to meet all necessary regulatory requirements to advance Provenge through the FDA approval process and our other product candidates through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	our ability to manufacture Provenge and other products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to meet demand for Provenge and for our other products, if approved for sale;

•	our ability to secure reimbursement for Provenge and our other product candidates,

•	the price of Provenge and that of other products we may develop and commercialize relative to competing products;

•	our ability to recruit, train, retain, manage and motivate our employees;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved; and

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of specialized information technology systems and a distribution network, and other operational and financial systems necessary to support our increased scale.

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

Government Regulation

General

Governmental authorities in the United States and other countries extensively regulate the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

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

The FDA reviews this application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. Under goals established in connection with the Prescription Drug User Fee Act III, the FDA has committed to reviewing standard biologics license applications in 10 months and priority biologics license applications s in six months.

The FDA may, during its review of a biologics license application, ask for additional test data and/or the conducting of additional clinical trials. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. We have been informed that Provenge will be reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007.

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

Fast Track Designation / Priority Review

We received Fast Track designation from the FDA for Provenge for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Congress enacted the Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to marketing.

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

On January 12, 2007, the FDA accepted for filing and assigned Priority Review status to our BLA for Provenge. Priority Review is granted to products that, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious or life-threatening disease. The goal for reviewing a product with Priority Review status is six months from the filing date. The PDUFA date for the anticipated completion of review by the FDA of the Provenge BLA is May 15, 2007.

Ongoing Regulatory Requirements

Before approving a biologics license application, the FDA will inspect the facilities at which the product is manufactured (including both those of the applicant and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with the cGMP regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and U.S. Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

We are also subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We are also subject to various laws and regulations governing laboratory practices and the experimental use of animals. In each of these areas, as above, the FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of product approvals, seize or recall products, and deny or withdraw approvals.

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

EMPLOYEES

As of February 28, 2007, we had 232 employees. None of our employees is subject to a collective bargaining agreement or represented by a union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Targeting Cancer, Transforming Livestm, Provenge®, Neuvengetm and the Antigen Delivery Cassettetm are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The address for our web site is http://www.dendreon.com and the address for the investor relations page of our web site is http://investor.dendreon.com/edgar.cfm. The information contained on our web site is not a part of this report.

ITEM 1A.	RISK FACTORS

Risks Relating to our Clinical and Commercialization Pursuits

Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.

Our most advanced product candidate is Provenge, an active cellular immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, our manufacturing protocol and controls, composition of the product and the FDA finding the data from our completed Phase 3 clinical trials sufficient to support approval. On November 9, 2006, we completed our submission of a BLA for Provenge based primarily on the demonstration of a survival benefit over placebo with asymptomatic, metastatic androgen-independent prostate cancer in a Phase 3 study, D9901, as well as supportive evidence on survival from another Phase 3 study, D9902A. The BLA was accepted by the FDA on January 12, 2007 and granted priority review. Although the FDA has indicated that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies is sufficient to serve as the clinical basis of a BLA submission for Provenge, the FDA may ultimately determine the data from these two studies fails to provide sufficient evidence of efficacy for Provenge and may require that we provide data from ongoing clinical trials, or commence additional trials to provide further supporting clinical data and/or testing in a wider patient population. Survival was not originally a primary or secondary endpoint in either of these studies. Neither study achieved statistical significance on its prespecified primary endpoint, time to disease progression. In addition, our D9902A Phase 3 study did not show a statistically significant improvement in survival over placebo in a log-rank analysis. Furthermore, the FDA may determine that our manufacturing staff, methods, facilities or raw materials are insufficient to warrant licensure. Finally, even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely decline.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or those results may not be replicated in later clinical trials;

•	the results of preclinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing relevant information, including preclinical testing or human clinical trial results, we may abandon or substantially restructure projects that we might previously have believed to be promising;

•	we or the FDA may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.

Data from our completed clinical trials may not be sufficient to support approval by the FDA for Provenge or our other product candidates. The ongoing clinical trials of Provenge or our other product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

The FDA or its Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. Provenge will be reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007 and we expect the report of the Advisory Committee to the FDA on Provenge to be an important element in the FDA’s review of our BLA for Provenge. We may not obtain approval of our BLA for Provenge from the FDA because the Advisory Committee advises against it.

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

If we fail to commence, complete or experience delays in present or planned clinical trials, in particular any additional trials for Provenge that could be required in advance of, or as a condition to, FDA approval, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we are required to complete additional or larger clinical trials for Provenge prior to FDA approval or with respect to other product candidates. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

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

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to further invest in our manufacturing facilities, and information technology systems, develop a distribution network and hire additional personnel related to these functions. In July 2006, we completed the initial phased build-out of our facility in New Jersey that will provide manufacturing capabilities and related supporting facilities, as well as clean rooms. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources.

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

At December 31, 2006, we had an accumulated deficit of $392.4 million. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, marketing and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales until and unless the FDA approves Provenge for commercial sale. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and may continue to cause our stockholders’ equity and working capital to decrease.

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

We may elect to issue additional shares of our common stock or other securities that may be convertible into our common stock, which could result in further dilution to our existing stockholders.

We may sell up to $53.2 million of our common stock under our existing shelf registration statement. Future sales under this or any future shelf registration statement will depend primarily on the market price of our common stock, the interest in our company by institutional investors and our cash needs. In addition, we may register additional common stock, preferred stock, debt, or other convertible securities or securities convertible into common stock with the SEC for sale in the future. Each of our issuances of common stock or securities convertible into common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

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

The FDA can delay, limit or withhold approval of a product candidate for many reasons, including the following:

•	a product candidate may not demonstrate sufficient safety in human trials or efficacy in treatment;

•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require additional and/or different categories of data than what we obtained in our clinical trials;

•	the FDA may require additional information about the efficacy, safety, purity, stability, identity or functionality of a product candidate;

•	the FDA may not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers; and

•	the FDA may change its approval policies or adopt new regulations.

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping requirements. Any problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

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

We expect that many of the patients who seek treatment with Provenge or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing Medicare regulations, and interpretive coverage and payment determinations to newly approved products, especially novel products such as ours, is uncertain, and those regulations and interpretive determinations are subject to change. The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Modernization Act”), enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or our other product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

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

The pharmaceutical and medical device industries are subject to significant regulation in the United States.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical device industries in recent years. These laws include antikickback statutes and false claims statutes.

The federal health care program antikickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from antikickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Manufacturing Activities

We have no commercial or other large-scale manufacturing experience.

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge and its components and our other product candidates. In July 2006, we completed the initial phase of the build out for our facility in Hanover, New Jersey, which includes commercial manufacturing space. We must hire and train a significant number of employees and comply with applicable regulations for our facilities, which are extensive. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business.

We will need to demonstrate that Provenge manufactured at our new facility is comparable to Provenge used in clinical trials.

In addition to increased production efforts, we may make manufacturing changes to the components or to the manufacturing process for Provenge. These changes could result in delays in the development or regulatory approval of Provenge or in reduction or interruption of commercial sales, in the event Provenge is approved, any of which could materially harm our business. We will be required to demonstrate product comparability for each manufacturing site. The FDA may require additional testing beyond what we propose.

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

We will rely upon contract manufacturers for components of Provenge for commercial sale, if it is approved for sale. Problems with any of our or our contract manufacturers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of antigen, components or finished Provenge. This could delay or reduce commercial sales and harm our business. Any prolonged interruption in the operations of our or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our contract manufacturers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for Provenge, if it is approved for sale, cause us to lose revenue or market share if we are unable to timely meet market demands.

Further our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results.

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc., GPC Biotech AG, Novacea, Inc., and Northwest Biotherapeutics, Inc. are developing prostate cancer therapeutics that could potentially compete directly or indirectly with Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere® (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, some of which are in direct competition with us.

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

To successfully commercialize Provenge, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including expanding our manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have or may be in the process of developing. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another biotechnology or pharmaceutical company that can provide some or all of such physical resources and systems as well as financial resources and expertise. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets. We have issued patents, and applications for U.S. and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

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

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

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

Risks Relating to an Investment in Our Common Stock

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	timing and outcome of FDA review of our BLA submitted for Provenge;

•	preclinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel and intellectual property rights;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

In addition, during periods of extreme stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Accordingly, our common stock may be subject to greater price volatility than the stock market as a whole.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has approved employment agreements with our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the terms of a third party acquisition.

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

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 100,000 square feet under three leases. The first two leases approximate 76,000 square feet and expire in December 2008 and the remaining 24,000 square feet expires in September 2009. All three leases may be extended at our option for two consecutive five-year periods. We lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in May 2009. We lease approximately 158,000 square feet of commercial manufacturing space in Hanover, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

We are a party to various legal proceedings, none of which is expected to have a material adverse effect on our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 1, 2007 were as follows:

Name	Age	Position

Mitchell H. Gold, M.D.	39	President and Chief Executive Officer
David L. Urdal, Ph.D.	57	Senior Vice President and Chief Scientific Officer
Gregory T. Schiffman	49	Senior Vice President, Chief Financial Officer and Treasurer
Richard F. Hamm, Jr.	47	Senior Vice President, Corporate Development, General Counsel and Secretary

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

David L. Urdal, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since June 2004. In January 2006, Dr. Urdal assumed oversight of manufacturing operations for the Company. Prior to June 2004, he served as Vice Chairman of the Company’s Board of Directors and Chief Scientific Officer since joining the Company in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Gregory T. Schiffman joined us in December 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to that time, Mr. Schiffman was the Executive Vice President and Chief Financial Officer of Affymetrix, Inc., a manufacturer of genetic analysis products. He served as Affymetrix’s Vice President of Finance from March 2001 and was appointed Vice President and Chief Financial Officer in August 2001. Mr. Schiffman was promoted to Senior Vice President in October 2002 and to Executive Vice President in February 2005. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems, Inc. from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at Hewlett Packard Company. Mr. Schiffman serves as a director of Entelos, a biopharmaceutical company and Vnus Medical

Technologies, Inc., a medical device company. Mr. Schiffman received a B.S. from DePaul University and an M.B.A. from the Kellogg School at Northwestern University.

Richard F. Hamm, Jr. has served as our Senior Vice President, Corporate Development, General Counsel and Secretary of Dendreon Corporation since December 2005 and as our Senior Vice President, General Counsel and Secretary since November 2004. Mr. Hamm also served as our principal financial officer from January to December 2006. Prior to November 2004, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc., a leading medical technology company. Prior to Medtronic, Mr. Hamm was the Vice President, Corporate Development and Planning at Carlson Companies, Inc., a global travel, hospitality and marketing services company. For more than five years prior thereto, he was Senior Vice President, Legal and Business Development and Vice President and General Counsel at Tropicana Products, Inc., a manufacturer of fruit juices. Mr. Hamm is a director of EMCOR Group, Inc., an electrical and mechanical construction and facilities services company, and Axsys Technologies, Inc., a manufacturer of precision optical components and systems for aerospace, defense and other high technology markets. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A. from the Wharton School at the University of Pennsylvania.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low

Year ended December 31, 2005
First quarter	$11.04	$5.34
Second quarter	6.48	4.31
Third quarter	7.37	5.05
Fourth quarter	7.00	4.79
Year ended December 31, 2006
First quarter	$5.85	$4.22
Second quarter	4.86	3.68
Third quarter	5.17	4.09
Fourth quarter	5.77	3.98

As of February 28, 2007, there were 389 holders of record of our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dendreon Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report. The financial data for the years ended December 31, 2006, 2005, 2004 and 2003 include the results of operations of Corvas International, Inc. (“Corvas”), commencing from the effective date of the merger on July 30, 2003. The financial data for the year ended December 31, 2002 include only the historical results of the Company.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$273	$210	$5,035	$27,041	$15,269
Operating expenses	97,629	86,673	85,427	54,606	41,188

Loss from operations	(97,356)	(86,463)	(80,392)	(27,565)	(25,919)
Interest income and other expenses, net	5,714	4,916	3,590	833	1,450

Loss before taxes	(91,642)	(81,547)	(76,802)	(26,732)	(24,469)
Foreign income tax benefit (expense)(1)	—	—	1,562	(1,761)	(200)

Net loss	$(91,642)	$(81,547)	$(75,240)	$(28,493)	$(24,669

Basic and diluted net loss per share	$(1.27)	$(1.36)	$(1.32)	$(0.82)	$(0.96)

Shares used in computation of basic and diluted net loss per share	72,366	59,912	57,103	34,664	25,576

	December 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$121,283	$166,409	$195,730	$113,191	$54,979
Working capital	89,557	121,532	170,735	92,464	37,104
Total assets	163,643	207,553	217,353	137,845	63,724
Long-term obligations, less current portion	17,027	15,729	2,429	1,893	1,081
Total stockholders’ equity	125,717	168,709	198,565	118,987	44,743

(1)	During the year ended December 31, 2004, we reversed our foreign tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty with Japan, which eliminated withholding taxes on our revenue from our collaboration with Kirin Brewing Co.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred significant losses since our inception. As of December 31, 2006, our accumulated deficit was $392.4 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. We own worldwide commercialization rights for Provenge.

We may or may not generate revenue from the sale of our potential commercial therapeutic products during the next year depending upon the approval of Provenge by the U.S. Food & Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources, future offerings of equity, debt or other securities and with license fees and milestone payments received from our collaborators. We expect our costs to increase in the future as a result of increased clinical trial costs, contract manufacturing costs and costs associated with operating our New Jersey manufacturing facility. In January 2006, we announced the realignment of our resources to focus on achieving FDA approval for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources were used to complete our biologics license application (our “BLA”), during 2006 and prepare for the commercialization of Provenge. We anticipate operating expenses to increase in the future as we continue our commercialization efforts for Provenge.

In September 2005, we announced plans to submit our BLA to the FDA to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis. On August 24, 2006, we submitted the clinical and non-clinical sections of our BLA and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the FDA for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The goal for reviewing a product with Priority Review status is six months from the filing date. The Prescription Drug User Fee Act (“PDUFA”) date for the anticipated completion of review by the FDA of the Provenge BLA is May 15, 2007. Provenge will be reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007.

In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The IMPACT study was initiated in June 2003 under a Special Protocol Assessment (“SPA”) for the treatment of men with asymptomatic, metastatic, androgen-independent prostate cancer whose tumors had been classified as Gleason score 7 or less. Based upon results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and amended the D9902B SPA protocol to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the IMPACT study during 2007. Safety data from our IMPACT study has been included in our BLA.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made and changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements.

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments and milestone payments. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Milestones:  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, and the balance will be recognized on a straight-line basis over the estimated remaining term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the progress of the project against the estimated timeline as additional information becomes available.

Royalty Income:  Royalties from licensees are based on reported sales of licensed products, and revenues are calculated based on contract terms when reported sales are reliably measurable and collectibility is reasonably assured.

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs” (“SFAS 2”), our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired in-process research and development is charged to expense on the date of acquisition. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”), issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we did not restate any prior periods and are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures. For additional information about stock-based compensation and the pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123R, refer to Note 9 of the Consolidated Financial Statements.

We grant restricted stock awards that generally vest over a four year period, however in 2006 we granted restricted stock awards with performance conditions to all employees. The performance conditions state that vesting for 40 percent of the shares would accelerate upon acceptance of our BLA by the FDA and the balance upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, management is required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each provision.

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2006, 2005 and 2004 of $5.3 million, $805,000 and $3.5 million, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock option awards and Employee Stock Purchase Plan using the Black-Scholes-Merton (“BSM”) option pricing model.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (the “APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. We have determined adoption will have no impact on our APIC pool.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 provides guidance on the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on nonrecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice on the method companies use to quantify financial statements misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on our Consolidated Financial Statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115” (SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008, although we can choose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time. We are currently evaluating whether we will elect early adoption of SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Revenue

Revenue was $273,000 in 2006, $210,000 in 2005 and $5.0 million in 2004. The increase in 2006 compared to 2005 was primarily due to revenue related to an intellectual property option purchase agreement entered into in 2006. Revenue recognized for the year ended December 31, 2006 also includes recognition of deferred revenue related to a license agreement with Genentech, Inc. The decrease in 2005 compared to 2004 was due to revenue recognized in 2004 in connection with our license agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (“rNAPc2”) and all other rNAPc proteins.

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. We and Genentech are currently engaged in discovering, evaluating and developing small molecule and monoclonal antibody therapeutics that modify trp-p8 function. We have discovered selective trp-p8 small molecule agonists that induce cell death and inhibit the growth of trp-p8 positive tumors in animals. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program. Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of ten years, which represents our continuing obligations under this agreement. Under the terms of the agreement, Genentech also made a $2.0 million equity investment in our common stock in August 2002. During the years ended December 31, 2006, 2005 and 2004 we recognized revenue of $82,000, $90,000 and $100,000, respectively, related to this agreement.

Research and Development Expenses

Research and development expenses were $74.1 million in 2006, $65.9 million in 2005 and $64.4 million in 2004. The 2006 increase compared with 2005 was primarily due to increased clinical development costs of $5.0 million due to increased patient enrollment and other costs associated with the D9902B clinical trial, non-cash based stock compensation of $2.6 million due to the adoption of SFAS 123R on January 1, 2006 and severance costs of $1.0 million related to our January 2006 restructuring. The 2005 increase compared with 2004 was primarily due to increased contract manufacturing costs to support the D9902B clinical trial and to prepare for commercial level production runs of the antigen used in Provenge, personnel-related costs, clinical expense due to increased patient enrollment and other costs associated with the D9902B clinical trial, consulting fees related to the commercialization of Provenge and contract research fees related to our trp-p8 program.

Financial data from our research and development-related activities is compiled and managed by us for clinical programs and discovery research. Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Clinical programs:
Cancer	$27.2	$19.2	$27.2
Cardiovascular (from our acquisition of Corvas)	—	—	1.6
Indirect costs	42.3	37.3	25.8

Total clinical programs	69.5	56.5	54.6

Discovery research	4.6	9.4	9.8

Total research and development expense	$74.1	$65.9	$64.4

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

General and Administrative Expenses

General and administrative expenses were $23.5 million in 2006, $20.7 million in 2005 and $21.0 million in 2004. General and administrative expenses in 2006 and 2005 were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increase in 2006 compared with 2005 was primarily attributable to $2.7 million of non-cash stock compensation expense due to the adoption of SFAS 123R on January 1, 2006. General and administrative expenses in 2004 included costs associated with the closure of our San Diego facility of approximately $3.0 million, non-cash board compensation expenses of $490,000, and non-cash compensation of $106,000.

Interest Income

Interest income was $6.1 million in 2006, $5.3 million in 2005 and $4.1 million in 2004. The increase in 2006 compared to 2005 and 2005 compared to 2004 was primarily due to higher average interest rates, offset by a decrease in interest income earned on a declining cash and investment balance.

Interest Expense

Interest expense was $336,000 in 2006, $351,000 in 2005 and $255,000 in 2004. The decrease in 2006 was primarily due to capitalizing $1.5 million in interest costs related to the construction of the Hanover, New Jersey manufacturing facilities. The increase in 2005 was primarily due to an increase in the average capital lease balance in 2005 compared to 2004.

Foreign Tax Benefit (Expense)

During the year ended December 31, 2004, we reversed our deferred foreign income tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty entered into between the United States and Japan on March 30, 2004. The new treaty eliminated withholding taxes on all royalties, certain interest income and other inter-company dividends.

Income Taxes

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $501.4 million and $103.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $18.1 million and $4.2 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2006 through 2021, if not utilized. Utilization of the net operating losses and tax credits carryforwards may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating losses and tax credits carryforwards before utilization.

Stock-Based Compensation Expense

Stock-based employee compensation expense in 2006 was a result of adoption of SFAS 123R on January 1, 2006. Stock-based employee compensation expense in 2005 and 2004 consisted of the amortization of deferred stock-based employee compensation resulting from the grant of stock options at exercise prices less than the fair market value of the common stock on the grant date, modifications to stock options, grant of restricted stock awards and the issuance of stock options to non-employees in exchange for services and stock option modifications.

In June 2005, we accelerated the vesting of 2.5 million shares of unvested and “out-of-the-money” stock options outstanding that had a per share exercise price of $5.25 or higher in order to reduce the negative impact on our results from operations when SFAS 123R became effective. As a result of the accelerated vesting, pro forma stock-based employee compensation expense in 2005 as presented in Note 9 to the Consolidated Financial Statements reflects an additional charge of $6.0 million.

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

Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2006, 2005 and 2004 was $5.3 million, $805,000 and $3.5 million, respectively. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2006, 2005 and 2004 increased our net loss per share by $0.07, $0.01 and $0.06, respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2006, we had approximately $121.3 million in cash, cash equivalents and short- and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash received from collaboration agreements, interest income earned and debt instruments.

Net cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $81.0 million, $69.6 million and $61.3 million, respectively. Expenditures in all periods were attributable to research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations. In 2006, 2005 and 2004, these expenditures were partially offset by cash received from our corporate collaborators including license fees from Kirin of $6.0 million in each of 2006, 2005 and 2004 and from Nuvelo of $500,000 in 2004. We expect cash used in operations to increase in the future as a result of increased clinical trial activity, costs associated with operating and expanding our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2006, our aggregate investment in equipment and leasehold improvements was $37.7 million.

As of December 31, 2006, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated that additional money will be necessary for, among other things:

•	costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	working capital needs;

•	supporting additional clinical trials of Provenge and for our other products under development;

•	operating and expanding our New Jersey manufacturing facility; and

•	continuing our internal research and development programs.

Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds through sales of common stock, debt securities or borrowings, or otherwise, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials and this could adversely impact our commercialization efforts of Provenge.

Construction and Facility Expenses

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Hanover, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts to market rate. We intend to outfit this facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in this facility. Property and equipment on our consolidated balance sheet as of December 31, 2006 includes $11.0 million of construction in progress related to the build-out and construction of the facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which was recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2006. In addition to the letter of credit, the restricted cash balance included a collateral amount of $164,000, which was required by Wells Fargo, the bank that issued the letter of credit on our behalf.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Hanover, New Jersey manufacturing facility. The Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.

As of December 31, 2006, we had financed $3.4 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of December 31, 2006 was approximately $2.2 million.

Production and Supply Expenses

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth undertook to produce the antigen used in Provenge at commercial manufacturing levels to support our BLA filing for Provenge. Diosynth’s work under this agreement has been completed. The total contract price to us was $18.4 million, of which $350,000 remained unpaid as of December 31, 2006. We satisfied our initial $3.5 million payment obligation under this agreement by issuing 428,396 shares of our common stock, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. For accounting purposes, these shares were valued based on the fair market value of $10.34 at issuance date, resulting in a charge of $4.4 million.

On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of December 31, 2006 is to pay Diosynth $18.8 during 2007.

Equity Financings

We have received net proceeds of $241.2 million from the sale of equity securities since January 1, 2004. Our existing shelf registration statement filed in August 2005 with the SEC to sell up to $150 million of our common stock from time to time was declared effective in October 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting discounts, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting discounts, commissions and other offering costs. As of December 31, 2006, $53.2 million of common stock is available to be sold under this registration statement

The following are contractual commitments at December 31, 2006 associated with supply agreements, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Contractual commitments(a)	$22,181	$22,181	—	—	—
Facility lease obligation (including interest)(b)	15,295	776	1,650	1,778	11,091
Debt obligations (including interest)	14,901	6,345	8,556	—	—
Operating leases	10,067	3,193	3,898	411	2,565
Capital lease obligations (including interest)	2,218	1,342	876	—	—
Unconditional purchase obligations	93	93	—	—	—

	$64,755	$33,930	$14,980	$2,189	$13,656

(a)	Refer to Note 12 to our consolidated financial statements for additional information related to contractual commitments.

(b)	Refer to Note 4 to our consolidated financial statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	whether we have adequate financial resources and access to capital to fund commercialization of Provenge and that of other potential product candidates we may develop;

•	our ability to successfully obtain regulatory approvals and commercialize our products that are under development and develop the infrastructure necessary to support commercialization if regulatory approvals are received;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our ability to successfully manufacture Provenge and other product candidates in necessary quantities with required quality;

•	our dependence on single-source vendors for some of the components used in our product candidates, including the Antigen Delivery Cassette for Provenge;

•	the extent to which the costs of any products that we are able to commercialize will be reimbursable by third-party payors;

•	the extent to which any products that we are able to commercialize will be accepted by the market;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any intellectual property litigation or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements; and

•	anticipated trends in our business and the biotechnology industry generally.

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

As of December 31, 2006 and 2005, we had short-term investments of $45.5 million and $52.3 million, respectively and long-term investments of $14.8 million and $32.2 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments at December 31, 2006, assuming a 100 basis point increase in market interest rates, would decrease by $175,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our financings by capping the interest rate at a fixed amount .

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision of and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of the system of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting as of December 31, 2006, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dendreon maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dendreon Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Seattle, Washington
March 12, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial experts is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2007 Proxy statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement. Information relating to our executive officers is contained in Part I, Item 4A of this annual report.

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

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2007 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(2)
3.3		Amended and Restated Bylaws.(3)
4.1		Specimen Common Stock certificate.(4)
4.2		Certificate of Designation of Series A Junior Participating Preferred Stock.(5)
4.3		Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.(6)
4.4		Form of Right Certificate.(7)
10.1		Form of Amended Executive Employment Agreement with named executive officers.(8)*
10.2		Indemnity Agreement between the registrant and each of its directors and certain of its officers.(9)
10.3		Amended and Restated 2000 Broad Based Equity Incentive Plan*
10.4		Amended and Restated 2002 Broad Based Equity Incentive Plan*
10.5		2000 Employee Stock Purchase Plan.(10)*
10.6		Form of Stock Option Agreement under 2000 Equity Incentive Plan.(11)*
10.7		Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.(12)*
10.8		Form of Restricted Stock Award Agreement.(13)*
10.9		Dendreon Corporation Incentive Plan.(14)*
10.10		Bioprocessing Services Agreement, dated March 16, 2001, between the registrant and Covance Biotechnology Services, Inc. (now Diosynth RTP, Inc.)(15)
10.11		Second Amendment to Bioprocessing Services Agreement, dated October 19, 2004, between Dendreon Corporation and Diosynth RTP, Inc.(16)
10.12		Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP ,Inc.(17)
10	.13†	Collaborative Development and Marketing Agreement between the registrant and Genentech, Inc., dated August 1, 2002.(18)

Exhibit
Number	Description

10.14	Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.(19)
10.15	Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005.(20)
10.16	Form of Promissory Note of Dendreon Corporation to General Electric Capital Corporation.(21)
10.17	Master Security Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(22)
10.18	Security Deposit Pledge Agreement among General Electric Capital Corporation, Dendreon Corporation and Webster Bank, N.A., dated December 30, 2005.(23)
10.19	Security Deposit Pledge Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(24)
10.20	Commitment Letter, dated January 31, 2006, between Dendreon Corporation and General Electric Capital Corporation.(25)
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (contained on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Form 8-K, filed with the SEC on January 4, 2007, File No. 000-30681.

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(10)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(11)	Incorporated by reference to Exhibit 10.33 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(12)	Incorporated by reference to Exhibit 10.34 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(13)	Incorporated by reference to Exhibit 10.46 filed with the registrant’s Form 8-K, filed with the SEC on January 24, 2006, File No. 000-30681.

(14)	Incorporated by reference to Exhibit 10.31 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(15)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001, File No. 000-30681.

(16)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(17)	Incorporated by reference to Exhibit 10.41 filed with the registrant’s Form 8-K, filed with the SEC December 28, 2005, File No. 000-30681.

(18)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 000-30681.

(19)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 8-K, filed with the SEC on August 18, 2005, File No. 000-30681.

(20)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-30681.

(21)	Incorporated by reference to Exhibit 10.42 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(22)	Incorporated by reference to Exhibit 10.43 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(23)	Incorporated by reference to Exhibit 10.44 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(24)	Incorporated by reference to Exhibit 10.45 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(25)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006, File No. 000-30681.

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2007.

DENDREON CORPORATION

By:	/s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
(Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold, M.D. Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ Gregory T. Schiffman Gregory T. Schiffman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2007

/s/ Gregory R. Cox Gregory R. Cox	(Principal Accounting Officer)	March 13, 2007

/s/ Richard B. Brewer Richard B. Brewer	Chairman of the Board of Directors	March 13, 2007

Susan B. Bayh	Director

/s/ Gerardo Canet Gerardo Canet	Director	March 13, 2007

/s/ Bogdan Dziurzynski Bogdan Dziurzynski, D.P.A.	Director	March 13, 2007

/s/ M. Blake Ingle M. Blake Ingle, Ph.D.	Director	March 13, 2007

/s/ Ruth B. Kunath Ruth B. Kunath	Director	March 13, 2007

/s/ David L. Urdal David L. Urdal, Ph.D.	Director	March 13, 2007

/s/ Douglas G. Watson Douglas G. Watson	Director	March 13, 2007

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R) — “Share-Based Payments”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dendreon Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 12, 2007

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$60,964	$81,949
Short-term investments	45,492	52,273
Accounts receivable	—	5,636
Restricted cash	1,440	1,974
Prepaid and other current assets	2,082	2,255

Total current assets	109,978	144,087
Property and equipment, net	30,530	22,296
Long-term investments	14,827	32,187
Long-term restricted cash	7,723	8,314
Deposits	585	669

	$163,643	$207,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,503	$428
Accrued liabilities	6,788	13,619
Accrued compensation	5,312	4,234
Deferred revenue	95	82
Current portion of capital lease obligations	1,253	1,955
Current portion of long-term debt and facility lease obligation	5,470	2,237

Total current liabilities	20,421	22,555
Deferred revenue, less current portion	478	560
Capital lease obligations, less current portion	735	1,904
Long-term debt, less current portion	7,879	5,283
Facility lease obligation, less current portion	8,413	8,542
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 81,323,638 and 71,115,910 shares issued and outstanding at December 31, 2006 and 2005, respectively	81	71
Additional paid-in capital	518,127	469,845
Deferred stock-based compensation	—	(120)
Accumulated other comprehensive loss	(106)	(344)
Accumulated deficit	(392,385)	(300,743)

Total stockholders’ equity	$125,717	$168,709

Total liabilities and stockholders’ equity	$163,643	$207,553

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenue	$273	$210	$5,035
Operating expenses:
Research and development	74,088	65,944	64,390
General and administrative	23,541	20,729	21,037

Total operating expenses	97,629	86,673	85,427

Loss from operations	(97,356)	(86,463)	(80,392)
Interest income	6,050	5,267	4,135
Interest expense	(336)	(351)	(255)
Other expense	—	—	(290)

Loss before income taxes	(91,642)	(81,547)	(76,802)
Foreign income tax benefit	—	—	1,562

Net loss	(91,642)	$(81,547)	$(75,240)

Basic and diluted net loss per share	$(1.27)	$(1.36)	$(1.32)

Shares used in computation of basic and diluted net loss per share	72,366,047	59,911,721	57,102,863

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional	Deferred	Other		Total
			Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance, January 1, 2004	44,926,284	45	263,610	(651)	(61)	(143,956)	118,987
Exercise of stock options for cash	1,064,944	1	5,818	—	—	—	5,819
Net exercise of stock warrants	9,169	—	—	—	—	—	—
Stock option modifications	—	—	576	—	—	—	576
Issuance of common stock under the Employee Stock Purchase Plan	858,277	1	3,733	—	—	—	3,734
Issuance of common stock for services	428,396	—	4,429	—	—	—	4,429
Issuance of common stock for cash (net of issuance cost of $9,500)	11,764,705	12	140,450	—	—	—	140,462
Issuance of restricted stock grants	—	—	588	(588)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	301	—	—	301
Reversal of deferred stock-based compensation due to forfeitures	—	—	(275)	275	—	—	—
Comprehensive loss	—
Net loss	—	—	—	—	—	(75,240)	(75,240)
Net unrealized loss on securities available-for-sale	—	—	—	—	(503)	—	(503)

Comprehensive loss							(75,743)

Balance, December 31, 2004	59,051,775	59	418,929	(663)	(564)	(219,196)	198,565
Exercise of stock options for cash	223,172	—	820	—	—	—	820
Net exercise of stock warrants	1,161	—	—	—	—	—	—
Stock option modifications	—	—	156	—	—	—	156
Issuance of common stock under the Employee Stock Purchase Plan	316,763	—	1,695	—	—	—	1,695
Issuance of common stock for services	—	—	85	—	—	—	85
Issuance of common stock for cash (net of issuance cost of $3,466)	11,500,000	12	48,272	—	—	—	48,284
Amortization of deferred stock-based compensation	—	—	—	431	—	—	431
Issuance of restricted stock grants	23,039	—	—		—	—	—
Reversal of deferred stock-based compensation due to forfeitures	—	—	(112)	112	—	—	—
Comprehensive loss	—	—	—	—	—
Net loss	—	—	—	—	—	(81,547)	(81,547)
Net unrealized income on securities available-for-sale	—	—	—	—	220	—	220

Comprehensive loss							(81,327)

Balance, December 31, 2005	71,115,910	71	469,845	(120)	(344)	(300,743)	168,709
Exercise of stock options for cash	90,392	—	218	—	—	—	218
Issuance of common stock under the Employee Stock Purchase Plan	201,720	—	771	—	—	—	771
Issuance of common stock for cash (net of issuance cost of $2,850)	9,890,110	10	42,140	—	—	—	42,150
Non-cash stock-based compensation expense	—	—	5,153	120	—	—	5,273
Issuance of restricted stock grants	25,506	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(91,642)	(91,642)
Net unrealized income on securities available-for-sale	—	—	—	—	238	—	238

Comprehensive loss							(91,404)

Balance, December 31, 2006	81,323,638	$81	$518,127	$0	$(106)	$(392,385)	$125,717

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities:
Net loss	$(91,642)	$(81,547)	$(75,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,855	2,955	2,408
Common stock issued for services	—	—	4,429
Non-cash stock-based compensation expense	5,273	805	3,465
Gain on sale of fixed assets	(15)	—	—
Non-cash interest expense	—	—	16
Impairment of fixed assets	419	1,007	689
Changes in operating assets and liabilities:
Accounts receivable	5,636	5,211	4,785
Other current assets	173	1,488	(785)
Deposits	84	66	303
Restricted cash related to lease	—	(3,288)	—
Accounts payable	1,075	(104)	(689)
Accrued liabilities and compensation	(5,753)	3,873	(542)
Deferred revenue	(69)	(90)	(100)

Net cash used in operating activities	(80,964)	(69,624)	(61,261)

Investing Activities:
Purchases of investments	(481,129)	(488,428)	(286,027)
Maturities of investments	505,508	545,417	213,136
Proceeds from asset disposals	—	—	174
Purchases of property and equipment	(12,494)	(9,388)	(4,558)

Net cash provided by (used in) investing activities	11,885	47,601	(77,275)

Financing Activities:
Proceeds from equipment financing arrangement, net of debt financing costs	9,025	7,419	—
Proceeds from release of (payment of) security deposits associated with debt	1,125	(7,000)	—
Proceeds from sale-leaseback financing arrangement	—	—	2,861
Payments on long-term debt	(3,212)	—	—
Payments on facility lease obligation	(112)	—	—
Payments on capital lease obligations	(1,871)	(1,614)	(1,600)
Proceeds from sale of equity securities, net of issuance costs	42,150	48,284	140,462
Proceeds from exercise of stock options and warrants	218	820	5,819
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	771	1,562	1,146

Net cash provided by financing activities	48,094	49,471	148,688

Net increase (decrease) in cash and cash equivalents	(20,985)	27,448	10,152
Cash and cash equivalents at beginning of year	81,949	54,501	44,349

Cash and cash equivalents at end of year	60,964	$81,949	$54,501

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,756	$461	$238
Supplemental Schedule of Non-cash Investing and
Financing Activities:
Facility lease obligation	$—	$8,722	$—
Capital purchases financed through capital lease	$—	$1,850	$—

See accompanying notes.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a Seattle-based biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes product candidates to treat a wide range of cancers using active immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer. On November 9, 2006, we completed our submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. We own worldwide commercialization rights for Provenge.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Estimated useful lives of furniture and fixtures, laboratory and manufacturing equipment are seven years, office equipment five years and computers and software are seven years, five years and three years, respectively. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or ten years, whichever is shorter. Construction in progress will be reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are deemed ready for their intended use and placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the related assets.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and short-term investments. Cash, cash equivalents and short term investments are held

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

with a limited number of financial institutions. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments.

Revenue Recognition

Substantially all of the revenue we receive is collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments and milestone payments. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Milestones:  Payments for milestones that are based on the achievement of substantive and at-risk performance criteria are recognized in full at such time as the specified milestone has been achieved according to the terms of the agreement. When payments are not for substantive and at-risk milestones, revenue will be recognized immediately for the proportionate amount of the payment that correlates to services that have already been rendered, and the balance will be recognized on a straight-line basis over the estimated remaining term of the research and development service period. The basis of the research and development service period is reviewed and adjusted based on the progress of the project against the estimated timeline as additional information becomes available.

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

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”), issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we did not restate any prior periods and are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123R and the Emerging Issues Task Force consensus Issue 96-18. “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For additional information about stock-based compensation and the pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123, refer to Note 9.

Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, fair values of acquired assets, income taxes, financing activities, long-term service contracts, clinical trial accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 6,790,806, 5,862,859 and 5,124,040 for the years ended December 31, 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments

At December 31, 2006, the carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the liquidity of these financial instruments or their short-term nature. The carrying

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of debt approximates fair value based on the market interest rates available to us for debt of similar risk and maturities.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). We elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (the “APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R. We have determined adoption will have no material impact on our APIC pool.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides guidance on the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on nonrecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard, however the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice on the method companies use to quantify financial statements misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on our Consolidated Financial Statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date this statement is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of No. 115” (SFAS 159”), which is effective for fiscal years beginning after

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

November 15, 2007. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008, although we can choose to adopt it on January 1, 2007 if we also adopt SFAS 157 at that time. We have not decided if we will elect early adoption of SFAS 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

2.	SIGNIFICANT AGREEMENTS

The aggregate costs of our research and development collaboration agreements include discovery research and clinical efforts where drug technology is developed across our active immunotherapy, monoclonal antibody and small molecule technology platforms. All collaboration agreements involve an exchange of potential rights in the territories, indications or field of science, as defined in their respective agreements, in exchange for cash payments. Our collaborative agreements track deliverables based on measures around scientific progress to which we and our partners agree on a periodic basis.

In our accompanying statements of operations for the years ended December 31, 2006, 2005 and 2004, we have recognized revenue relating to our collaboration agreements in the aggregate of $82,000, $90,000 and $4.7 million, respectively. We estimate that our collective research and development expenses incurred under these collaboration agreements for the years ended December 31, 2006, 2005, and 2004 are approximately $92,000, $2.6 million and $2.1 million, respectively.

Due to our ability to share resources and knowledge across multiple research platforms, our expense allocations to our collaboration agreements are based on estimated data of human resources time incurred across all our collaborations. As a result, the expenses allocated to the estimated expenses of our collaboration agreements may not reflect actual expenses incurred.

Nuvelo

On February 4, 2004, we announced a worldwide licensing agreement with Nuvelo, Inc. for our novel anticoagulant, recombinant nematode anticoagulant protein c2 (“rNAPc2”), and all other rNAPc proteins. Under the terms of this agreement, Nuvelo paid us an upfront payment of $500,000 in cash and the balance in Nuvelo common stock valued at $4.1 million on the day the shares were received. In addition to the upfront payment, the agreement provides for milestone payments for development and royalties upon the commercialization of rNAPc product candidates. Under the terms of the agreement, Nuvelo owns worldwide rights for all indications for rNAPc2 products. In 2004, we recognized revenue of $4.6 million and subsequently sold all the common stock acquired from Nuvelo at a $290,000 loss.

Genentech

In August 2002, we entered into an agreement with Genentech, Inc. to collaborate in the preclinical research, clinical development, and commercialization of products derived from our trp-p8 gene platform. We and Genentech are currently engaged in discovering, evaluating and developing small molecule and monoclonal antibody therapeutics that modify trp-p8 function. We have discovered selective trp-p8 small molecule agonists that induce cell death and inhibit the growth of trp-p8 positive tumors in animals. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program. Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of ten years, which represents our continuing obligations under this agreement. Under the terms of the agreement, Genentech also made a $2.0 million equity investment in our common stock in August 2002. During the years ended December 31, 2006, 2005 and 2004 we recognized revenue of $82,000, $90,000 and $100,000, respectively, related to this agreement.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Kirin

In November 2003, we licensed to Kirin Brewery Co., Ltd. our worldwide patent rights relating to the of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active immunotherapy product candidates, including Provenge, in Asia and Pacific Rim countries. This agreement ended our previous collaboration with Kirin. The $20 million receivable was paid in four installments, of which $2 million was paid in December 2003 and the remaining $18 million was paid annually in three equal installments beginning in November 2004 and ending on November 30, 2006.

Amgen Fremont

Our collaboration agreement with Amgen Fremont, Inc., the survivor of the acquisition of Abgenix, Inc. by Amgen, Inc., is focused on the discovery, development and commercialization of fully-human monoclonal antibodies against a membrane-bound serine protease. Under the terms of the collaboration, Amgen Fremont agreed to use its human antibody technologies to generate and select antibodies against this serine protease. Both Dendreon and Amgen Fremont have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration.

3.	INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)

December 31, 2006
Due in one year or less	$45,578	$45,492
Due after one year through three years	14,847	14,827

	$60,425	$60,319

December 31, 2005
Due in one year or less	$52,495	$52,273
Due after one year through two years	32,309	32,187

	$84,804	$84,460

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2006 or 2005.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Securities available-for-sale, short- and long-term, consisted of the following:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2006
Corporate debt securities	$38,351	$5	$(75)	$38,281
Government securities	12,110	3	(14)	12,088
U.S. Treasury Note	9,964	—	(25)	9,950

	$60,425	$8	$(114)	$60,319

December 31, 2005
Corporate debt securities	$62,085	$14	$(304)	$61,795
Government securities	12,844	—	(53)	12,791
U.S. Treasury Note	9,875	—	(1)	9,874

	$84,804	$14	$(358)	$84,460

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-1 “The Meaning of Other Than Temporary Impairment”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses
	(In thousands)

Corporate debt securities	$16,955	$(36)	$13,532	$(39)	$30,487	$(75)
Government securities	3,357	(11)	1,496	(3)	4,853	(14)
U.S. Treasury Note	—	—	9,939	(25)	9,939	(25)

Total	$20,312	$(47)	$24,967	$(67)	$45,279	$(114)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2006.

4.	CONSTRUCTION IN PROGRESS

We lease a facility in Hanover, New Jersey (the “Facility”), of approximately 158,242 square feet for manufacturing, pursuant to a Lease Agreement dated August, 11, 2005 (the “Lease”), between us and Dividend Capital Trust, LLC which assumed the Lease in December 2005. Under the Lease, we are committed to funding the construction and outfitting of the Facility. Construction was substantially complete in July 2006, however the Facility was subject to additional validation procedures required to prepare the Facility for its intended use. These validation procedures were completed in February 2007. For a further description of the Lease, see Notes 7 and 12, which include the applicable future minimum payments under the Lease.

We were responsible for the construction costs and therefore, in accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF Issue No. 97-10”), we were deemed to be the owner of

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Facility for accounting purposes during the construction period. During the year ended December 31, 2005, upon taking possession of the Facility and beginning construction, we capitalized approximately $8.6 million to record the estimated fair value of the building with a related lease obligation of approximately $8.6 million, which was reflected in the accompanying balance sheet as facility lease obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the facility lease obligation.

In addition, the Lease also has provisions requiring that we restore the building to its original condition upon termination. Accordingly, we will accrue the estimated costs of dismantlement and restoration as these obligations accumulate in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Construction in progress related to the Facility includes $11.0 million for construction of leasehold improvements, the estimated fair value of the building of $8.6 million and $87,000 of accrued costs for the asset retirement obligation. Upon completion of construction and related validation activities necessary to bring the Facility to its intended use, the Lease will not qualify for sale-leaseback treatment in accordance with SFAS No. 98, “Accounting for Leases,” and we will, accordingly, continue to record the Facility as property and equipment during the term of the Lease.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Furniture and office equipment	$1,260	$1,232
Laboratory and manufacturing equipment	9,259	9,226
Computer equipment and software	9,308	2,822
Leasehold improvements	4,526	4,374
Construction in progress	22,120	16,771

	46,473	34,425
Less accumulated depreciation and amortization	(15,943)	(12,129)

	$30,530	$22,296

Property and equipment included assets financed under debt and capital leases of $9.9 million at December 31, 2006 and 2005. Accumulated amortization related to these assets was $8.0 million and $6.8 million at December 31, 2006 and 2005, respectively. In January 2006 and December 2005, we incurred a $419,000 and $1.0 million impairment charge, respectively, due to abandoned design costs for our Facility. Included in construction in progress at December 31, 2006 is $9.3 million, which is the capitalized amount of our leased Facility including capitalized interest, $11.0 million in Facility tenant improvements, $1.3 million in equipment and $527,000 in software. During 2006, we capitalized $1.5 million in interest costs associated with construction in progress as the costs relate to our current borrowings discussed in Note 7. Total interest costs incurred during the year ended December 31, 2006 was $1.9 million.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2006	2005
	(In thousands)

Clinical trial costs	$2,699	$3,103
Construction costs	210	2,681
Antigen manufacturing costs	350	4,055
Deferred rent	667	895
Other accrued liabilities	2,862	2,885

	$6,788	$13,619

7.	FINANCING OBLIGATIONS AND DEBT

In February 2005, we entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resource Planning system. The capital lease has a term of 34 months and bears interest at 3 percent per year. The amount of remaining lease payments due on this lease as of December 31, 2006 was approximately $393,000.

In August 2005, we leased the Facility and, in accordance with EITF Issue No. 97-10, we are deemed the owner of the Facility during the construction period; therefore, we have capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the facility lease obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The facility lease obligation has a term of 17 years with an effective interest rate of 7.64 percent. The estimated lease term is based on the initial 7 year term of the Lease and a 10 year renewal. The future minimum payments of the facility lease obligation, as presented below, reflect such 17 year period. The Lease may be renewed for an additional 15 years. See Notes 4 and 12 for a further description of the Lease.

In December 2005, we entered into an agreement with General Electric Capital Corporation (“GE Capital”), whereby we would enter into a series of anticipated Promissory Notes (the “Notes”), for the purchase of equipment and associated build-out costs for the Facility. As of December 2006 these Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. Accordingly, $1.1 million was received during 2006 as a portion of the loan was repaid. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The future minimum payments due under financing obligations were as follows as of December 31, 2006:

	Capital		Facility
	Lease	Debt	Lease
	Obligations	Obligations	Obligations
	(In thousands)

Year ending December 31:
2007	$1,342	$6,345	$776
2008	782	6,345	809
2009	94	2,211	841
2010	—	—	873
2011	—	—	905
Thereafter	—	—	11,091

Total payments	2,218	14,901	15,295
Less amount representing interest	(230)	(1,680)	(6,754)

Present value of payments	1,988	13,221	8,541
Less current portion of obligations	(1,253)	(5,342)	(128)

Long-term portion of obligations	$735	$7,879	$8,413

8.	STOCKHOLDERS’ EQUITY

On June 8, 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 and a corresponding increase in the total authorized shares of capital stock from 90,000,000 to 160,000,000 shares, which includes 10,000,000 shares of preferred stock.

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2006 or 2005.

Common Stock

On August 12, 2005, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) to sell up to $150 million of our common stock from time to time. The SEC declared this Registration Statement (SEC File No. 333-127521) effective in October 2005. In November 2006, we sold 9.9 million shares of our common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting discounts, commissions and other expenses. In December 2005, we sold 11.5 million shares of our common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting discounts, commissions and other expenses.

On October 29, 2004, we entered into an amendment to our Bioprocessing Services Agreement with Diosynth RTP, Inc., dated March 16, 2001, as amended, under which Diosynth received 428,396 shares of our common stock, registered under a registration statement, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment, in satisfaction of our initial $3.5 million payment obligation under the agreement. For accounting purposes, these shares were valued at the date of issuance, resulting in a charge of $4.4 million.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrants

In August 2002, we entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, we agreed to issue to certain employees of Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share and the remaining 30,000 warrants have an exercise price of $6.25 per share. The warrants have a term of six years and include a “cashless exercise” provision. During 2003, Shoreline Pacific employees completed a cashless exercise of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline Pacific employees completed a cashless exercise of 500 and 16,500 warrants with exercise prices of $2.50 and $6.25, respectively, resulting in a net issuance of 9,169 shares of common stock. During 2005, Shoreline Pacific employee warrant holders completed a cashless exercise of 3,000 warrants with an exercise price of $6.25 resulting in a net issuance of 1,161 shares of common stock. The remaining 11,000 Shoreline warrants are exercisable at any time.

Additional warrants for 8,688 shares of common stock were outstanding and exercisable at December 31, 2006, with an exercise price of $11.51 per share. These warrants expire in June 2008.

9.	STOCK-BASED COMPENSATION PLANS

We maintain two stock-based incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. We also have an employee stock purchase plan (the “ESPP”). Under our plans we issue new shares of common stock upon exercise of stock options and purchases under our ESPP.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all stock-based payment awards that are expected to vest, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R by applying the modified prospective transition method and, therefore, did not restate any prior periods and are recognizing compensation expense for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures, except that the carryover amount is adjusted for the estimated forfeiture rate. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and the EITF consensus Issue 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Prior to adopting SFAS 123R, we accounted for our stock-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee stock options, unless the awards were modified, because our stock options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net loss and net loss per share for the years ended December 31, 2005 and 2004, had we accounted for our stock-based compensation plans using the fair value method of SFAS 123 (in thousands, except per share data):

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2005	2004

Net loss	$(81,547)	$(75,240)
Add: stock-based employee compensation expense included in reported net loss	720	3,465
Deduct: pro forma stock-based employee compensation expense	(14,524)	(7,459)

Pro forma net loss	$(95,351)	$(79,234)

Net loss per share as reported	$(1.36)	$(1.32)

Pro forma net loss per share	$(1.59)	$(1.39)

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In June 2005, we accelerated the vesting of 2.5 million shares of unvested and “out-of-the-money” stock options outstanding that had a per share exercise price of $5.25 or higher in order to reduce the negative impact on our results from operations when SFAS 123R became effective. As a result of the accelerated vesting, pro forma stock-based employee compensation expense in 2005 reflects an additional charge of $6.0 million.

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2006, 2005 and 2004 of $5.3 million, $805,000 and $3.5 million, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock-based payment awards using the Black-Scholes-Merton (“BSM”) option valuation model. The stock-based employee compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 increased our net loss per share by $0.07.

As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the ESPP, which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of (i) 1 percent of the total number of fully diluted shares of our common stock then outstanding, including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2007, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 1,882,222 shares.

The ESPP permits eligible employees to purchase common stock at a discount, but only through payroll deductions during defined offering periods. The price at which common stock is purchased under the ESPP is equal to 85 percent of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. We granted stock purchase rights to employees hired after August 1, 2002 during 2003 and 2004 that were not qualified under the ESPP. We recognized stock-based compensation charges of $2.8 million, including $215,000 of related payroll taxes when the rights were exercised in 2004. We recorded an additional $392,000 in the year ended December 31, 2005, representing payroll and federal income tax payments made on behalf of the affected employees.

In 2006, 99,233 and 102,487 shares were issued under the ESPP at a price of $4.11 and $3.54, respectively.

In 2005, 201,200 and 115,563 shares were issued under the ESPP at a price of $4.45 and $5.78, respectively.

Stock Option Plans

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”), which amended and restated our 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. In 2003, the Board of Directors and our stockholders approved amendments to the 2000 Plan: (i) to increase the number of shares of common stock authorized for issuance under the 2000 Plan by an additional 2,000,000 shares; (ii) to increase the number of shares of common stock annually reserved for issuance under the 2000 Plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) to permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5 percent of the total number of shares of our common stock then outstanding,

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

(ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2007, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 11,050,000 shares.

The options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The option price shall be at least 100 percent of the fair value on the date of grant for incentive stock options, and no less than 85 percent of the fair value for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) provides for the award of options, stock bonuses, and rights to acquire restricted stock. The stock options granted under the Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85 percent of the fair market value of the common stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants are eligible to receive awards under the 2002 Plan. However, no more than 49 percent of the number of shares underlying options granted under the Plan may be awarded to directors and senior officers of Dendreon. A total of 1,500,000 shares of common stock were authorized and reserved for issuance under the 2002 Plan. The Compensation Committee of the Board of Directors or its designee will determine the terms of each option, including the number of shares, the option price, the term of the option, the vesting period, and the purchase price.

Stock Options and Employee Stock Purchases

The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	Employee Stock Options			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Weighted average estimated fair value	$3.16	$4.37	$7.03	$1.86	$1.93	$3.09
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	80.5%	90.0%	94.7%	45.9%	65.3%	65.3%
Risk-free interest rate(C)	4.6%	4.4%	3.5%	4.7%	3.3%	3.3%
Expected life(D)	4.6 years	5.0 years	4.9 years	0.5 years	0.5 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of the employee stock purchase plan represents the purchase period under the plan.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes our stock option activity during the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares Under	Exercise	Shares Under	Exercise	Shares Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at beginning of year	5,823,025	$8.37	5,078,440	$8.67	5,104,282	$8.17
Granted	1,550,793	4.88	1,181,683	6.20	1,750,950	10.50
Exercised	(90,392)	2.41	(223,172)	3.67	(1,064,944)	5.50
Forfeited or expired	(1,618,468)	8.48	(213,926)	8.52	(711,848)	14.42

Outstanding at end of year	5,664,958	7.48	5,823,025	8.37	5,078,440	8.67

Options exercisable at end of year	4,205,662	8.31	5,152,752	8.73	2,355,850	8.56

Options available for future grant	884,366		1,178,703		1,395,951

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $250,000, $535,000, and $6.6 million, respectively. The total fair value of the options vested during 2006 was $1.3 million.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding As of	Remaining	Average	Exercisable as of	Average
	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price
		(In years)

$0.75 - $4.87	1,180,416	8.16	$3.88	555,186	$3.25
$4.88 - $5.60	1,213,816	7.84	5.30	495,195	5.10
$5.65 - $7.56	1,142,586	7.08	6.51	1,032,141	6.56
$7.66 - $10.69	1,228,350	7.20	9.33	1,223,350	9.33
$10.77 - $36.74	899,790	5.72	13.83	899,790	13.83

$0.75 - $36.74	5,664,958	7.28	$7.48	4,205,662	$8.31

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $598,000 and $591,000, respectively. The weighted-average remaining contractual term for options exercisable was 6.63 years as of December 31, 2006.

In 2004, we extended the post-termination period of certain options granted to a former member of our Board of Directors and recorded stock based compensation of $490,000.

As of December 31, 2006, we had approximately $3.1 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately 2 years.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Restricted stock awards granted generally vest over a four year period, however in 2006 we granted restricted stock awards with performance conditions to all employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision and recorded compensation expense based upon our assessment of accomplishing each provision.

The following table summarizes our restricted stock award activity during the years ended December 31, 2006, 2005, and 2004:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date Fair		Grant Date Fair		Grant Date Fair
	Stock Awards	Value	Stock Awards	Value	Stock Awards	Value

Outstanding at beginning of year	20,143	$4.58	58,232	$3.85	48,656	$6.32
Granted	1,159,181	3.56	—	—	52,000	3.96
Vested	(25,995)	2.44	(37,580)	3.42	(42,424)	6.82
Forfeited or expired	(47,169)	5.00	(509)	6.32	—	—

Outstanding at end of year	1,106,160	$3.54	20,143	$4.58	58,232	$3.85

As of December 31, 2006, we had approximately $2.0 million in total unrecognized compensation expense related to our restricted stock awards. We expect to recognize this compensation cost over a weighted average period of approximately 2 years.

As of December 31, 2006, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards
Available
for Grant

Balance, January 1, 2004	1,737,053
Granted	(1,802,950)
Forfeited or expired	711,848
Additional shares reserved	750,000

Balance, December 31, 2004	1,395,951
Granted	(1,181,683)
Forfeited or expired	214,435
Additional shares reserved	750,000

Balance, December 31, 2005	1,178,703
Granted	(2,709,974)
Forfeited or expired	1,665,637
Additional shares reserved	750,000

Balance at December 31, 2006	884,366

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

As of December 31, 2006, shares of our common stock were reserved for issuance as follows:

Outstanding common stock options	5,664,958
Employee stock purchase plan	1,882,222
Available for future grant under equity plans	884,366
Common stock awards	1,106,160
Common stock warrants	19,688

9,557,394

10.	INCOME TAXES

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $501.4 million and $103.0 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $18.1 million and $4.2 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2006 through 2021, if not utilized.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$181,249	$156,037
Research credits	22,281	19,834
Stock Based Compensation	1,206	—
Capitalized research and development	765	1,350
Other	3,847	3,305

Total deferred tax assets	209,348	180,526

Deferred tax liabilities:
Accrued revenue — US	—	(1,700)

Total deferred tax liabilities	—	(1,700)

Total deferred tax assets and liabilities	209,348	178,826
Valuation allowance	(209,348)	(178,826)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $30.5 million, $13.3 million and $32.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2004, we reversed our foreign income tax liability and recognized a tax benefit of approximately $1.6 million based on a new tax treaty entered into between the United States and Japan in 2004. The new treaty implemented a zero withholding rate on all royalties, certain interest income and other inter-company dividends.

11.	NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. The total number of shares related to outstanding options, warrants and unvested restricted stock that was excluded from the calculations of diluted net loss per common share was 6,790,806, 5,862,859 and 5,124,040 for December 31, 2006, 2005 and 2004, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share amounts)

Net loss	$(91,642)	$(81,547)	$(75,240)

Weighted average shares used in computation of basic and diluted net loss per share	72,366,047	59,911,721	57,102,863

Basic and diluted net loss per share	$(1.27)	$(1.36)	$(1.32)

12.	COMMITMENTS AND CONTINGENCIES

On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth. Pursuant to this agreement, Diosynth has undertaken to produce the antigen used in Provenge, at commercial manufacturing levels to support a BLA filing. Pursuant to the second amendment, Diosynth performed studies to verify the manufacturing process for the antigen and manufactured the antigen at commercial scale to validate the manufacturing process. The total contract price payable by us for this work was $18.4 million. As of December 31, 2006, the contract was completed with our unpaid balance of $350,000.

On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. Our remaining current obligation as of December 31, 2006 is to pay Diosynth $18.8 million during 2007.

We also have commitments with three clinical manufacturing vendors of approximately $1.3 million as of December 31, 2006.

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

In August 2005, we leased the Facility and, in accordance with EITF Issue 97-10, we are deemed the owner of the Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the facility lease obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease. The payment schedule

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

below reflects the initial 7 year term of the Lease and a 10 year renewal period. See Notes 4 and 7 for a further description of the Lease.

Future minimum lease payments under noncancelable operating leases at December 31, 2006, were as follows:

Operating
Leases
(In thousands)

Year ending December 31:
2007	$3,193
2008	3,203
2009	695
2010	202
2011	209
Thereafter	2,565

Total minimum lease payments	$10,067

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $5.1 million, $5.5 million and $7.9 million, respectively, which is net of sublease rental income of $282,000, $646,000 and $721,000, respectively.

13.	EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60 percent of their eligible compensation, subject to Internal Revenue Service limitations. Our contributions to the plans are discretionary as determined by our Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per person per year. Employer contributions in 2006, 2005 and 2004 were $371,000, $349,000 and $229,000, respectively.

14.	RESTRUCTURING

In January 2006, we announced the realignment of our resources to focus on achieving regulatory approvals for Provenge as expeditiously as possible and to reduce operating costs. The majority of our resources were deployed to complete our BLA for Provenge during 2006 and prepare for the commercialization of Provenge, assuming approval by the FDA. As a result of the realignment, we reduced our workforce by 16 percent, or 37 employees, primarily in early-stage research and development and in general and administrative functions. We incurred a total of $1.3 million in restructuring charges for employee severance and outplacement costs and non-cash compensation of $60,000 due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.4 million in restructuring charges, $1.0 million was included in research and development expenses and $350,000 was included in general and administrative expenses. Restructuring charges accrued, paid and adjusted during 2006 are as follows:

		Paid		Balance
	Accrued in	in		As of
Restructuring Charges	2006	2006	Adjustments	12/31//06
	(In thousands)

Severance and outplacement costs	$1,314	$(1,297)	$(17)	$—
Stock compensation expense	60	(60)	—	—

Total	$1,374	$(1,357)	$(17)	$—

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2006 and 2005.

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts

2006
Revenue	$25	78	84	86
Total operating expenses	25,565	26,337	21,728	23,999
Loss from operations	(25,540)	(26,259)	(21,644)	(23,913)
Net loss	(24,357)	(25,056)	(20,743)	(21,486)
Basic and diluted net loss per share	(0.34)	(0.35)	(0.29)	(0.28)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts

2005
Revenue	$57	$58	$58	$37
Total operating expenses	20,661	18,748	21,012	26,252
Loss from operations	(20,604)	(18,690)	(20,954)	(26,215)
Net loss	(19,501)	(17,520)	(19,687)	(24,839)
Basic and diluted net loss per share	(0.33)	(0.30)	(0.33)	(0.40)