Form 10-K/A
period 2006-12-31
DENDREON CORP
filed 2007-04-13
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

COMMON STOCK, $0.001 PAR VALUE
PREFERRED STOCK PURCHASE RIGHTS

Securities registered pursuant to Section 12(g) of the Act:
none

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

As of April 11, 2007, the registrant had outstanding 83,189,286 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed March 14, 2007 (“Original Annual Report”) solely to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14. Other than as set forth herein, the registrant has not undertaken to update any information provided in the Original Annual Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. The following table sets forth certain information regarding our directors and executive officers as of April 11, 2007.

Name	Age	Position

Mitchell H. Gold, M.D.	40	President and Chief Executive Officer
Richard F. Hamm, Jr.	47	Senior Vice President, Corporate Development, General Counsel and Secretary
Gregory T. Schiffman	49	Senior Vice President, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	57	Senior Vice President and Chief Scientific Officer
Richard B. Brewer	55	Chairman of the Board of Directors
Susan B. Bayh	46	Director
Gerardo Canet	61	Director
Bogdan Dziurzynski, D.P.A.	58	Director
M. Blake Ingle, Ph.D.	64	Director
Ruth B. Kunath	55	Director
Douglas G. Watson	62	Director

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

He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal also serves as a director of Gene Logic Inc., a biopharmaceutical development company. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Richard B. Brewer, has served as our Chairman of the Board of Directors since June 2004 and has served as one of our directors since February 2004. He is the founding partner of Crest Asset Management, a management advisory and investment firm, a position he has held since January 2003. Since 2006, Mr. Brewer has served as the President and CEO of Arca Discovery, Inc., a privately-held biotechnology company focused on genetically-targeted therapies for heart failure. From September 1998 until February 2004, Mr. Brewer served as Chief Executive Officer and President of Scios Inc., a biopharmaceutical company. From 1996 until 1998, Mr. Brewer served as the Chief Operating Officer at Heartport, a cardiovascular device company. From 1984 until 1995, Mr. Brewer was employed by Genentech, Inc., a biotechnology company, and served as its Senior Vice President of Sales and Marketing, and Senior Vice President of Genentech Europe and Canada. Mr. Brewer is an advisory board member for the Stanford Research Institute, a non-profit research organization. Mr. Brewer also serves as a director for Agensys, Inc., a privately-held biotechnology company. He is an advisory board member at the Kellogg Graduate School of Management Center for Biotechnology at Northwestern University. Mr. Brewer holds a B.S. from Virginia Polytechnic Institute and an M.B.A. from Northwestern University.

Susan B. Bayh, has served as one of our directors since our acquisition of Corvas International, Inc. (“Corvas”), a biotechnology company, in July 2003. Prior to that, she had served as a director of Corvas since June 2000. Since 1994, she has been a Distinguished Visiting Professor at the College of Business Administration at Butler University in Indianapolis, Indiana. From 1994 to 2000, she was a Commissioner for the International Joint Commission of the Water Treaty Act between the United States and Canada. From 1989 to 1994, Ms. Bayh served as an attorney in the Pharmaceutical Division of Eli Lilly and Company, a pharmaceutical company. She currently serves on the Boards of Directors of Wellpoint, Inc., a health benefits company, Dyax Corp., a biotechnology company, Curis, Inc., a therapeutic drug development company, Emmis Communications, a diversified media company, Novavax, Inc., a biopharmaceutical company, and Nastech Pharmaceutical Co. Inc., a biotechnology company. Ms. Bayh received a B.S. from the University of California, Berkeley and her J.D. from the University of Southern California Law School.

Gerardo Canet, has served as one of our directors since December 1996. Mr. Canet is Chairman of the Board of Directors of IntegraMed America, Inc., and from 1994 to 2005, served as its Chief Executive Officer. IntegraMed provides services to patients and medical practices that specialize in the diagnosis and treatment of infertility. From 1989 to 1994, Mr. Canet held various executive management positions with Curative Health Services, Inc., a health services company, and upon his departure was Executive Vice President and President of its Wound Care Business Unit. Mr. Canet received a B.A. in Economics from Tufts University and an M.B.A. from Suffolk University.

Bogdan Dziurzynski, D.P.A., has served as one of our directors since May 2001. Since 2001, Dr. Dziurzynski has been a consultant in strategic regulatory management to the biotechnology industry and serves on the Board of Directors of the Biologics Consulting Group, Inc. Dr. Dziurzynski serves as the president and board member of the Regulatory Affairs Professional Society. From 1994 to 2001, Dr. Dziurzynski was the Senior Vice President of Regulatory Affairs and Quality Assurance for MedImmune, Inc., a biotechnology company. From 1988 to 1994, Dr. Dziurzynski was Vice President of Regulatory Affairs and Quality Assurance for Immunex Corporation, a biotechnology company. Dr. Dziurzynski has a B.A. in Psychology from Rutgers University, an M.B.A. from Seattle University and a Doctorate in Public Administration from the University of Southern California.

M. Blake Ingle, Ph.D., has served as one of our directors since our acquisition of Corvas in July 2003. Prior to that, Dr. Ingle had served as Chairman of Corvas since June 1999 and as a director of Corvas since January 1994. Since 1998, Dr. Ingle has been a general partner of Inglewood Ventures, a venture capital firm. From March 1993 to February 1996 when it was acquired by Schering-Plough, he was the President and Chief Executive Officer of Canji, Inc., a biopharmaceutical company. From 1980 to 1993, he was employed in a variety of capacities with the IMCERA Group, Inc., a healthcare company consisting of Mallinckrodt Medical, Mallinckrodt Specialty Chemicals and Pitman Moore, last serving as President and Chief Executive Officer. Dr. Ingle currently serves on the Board of Directors of Bridgetech Holdings International, Inc.

Ruth B. Kunath, has served as one of our directors since December 1999. Ms. Kunath has been a private investor since November 2003. Ms. Kunath was a biotechnology portfolio manager for Vulcan Inc., a venture capital firm, from 1991 until November 2003. Prior to her employment at Vulcan Inc., Ms. Kunath spent nine years at Seattle Capital Management, a financial management company, and eight years as the Senior Portfolio Manager for the healthcare sector of Bank of America Capital Management, a financial management company. Ms. Kunath received a B.A. from DePauw University and is a Chartered Financial Analyst.

Douglas G. Watson, has served as one of our directors since February 2000. Mr. Watson is Chief Executive Officer of Pittencrieff Glen Associates, a consulting firm that he founded in July 1999. From January 1997 to May 1999, Mr. Watson served as President and Chief Executive Officer of Novartis Corporation, the U.S. subsidiary of Novartis AG. From April 1996 to December 1996, Mr. Watson served as President and Chief Executive Officer of Ciba-Geigy Corporation, which merged into Novartis Corporation in December 1996. Mr. Watson’s career spanned 33 years with Novartis, having joined Geigy (UK) Ltd. in 1966. Mr. Watson also currently serves as chairman of OraSure Technologies, Inc., a medical diagnostics company, and Javelin Pharmaceuticals, Inc., a pharmaceutical company, and as a director of Genta Incorporated, a biopharmaceutical company, and BioMimetic Therapeutics, Inc., a pharmaceutical company. Mr. Watson received an M.A. in Pure Mathematics from Churchill College, Cambridge University and holds an ACMA qualification as an Associate of the Chartered Institute of Management Accountants.

Audit Committee

We have a standing Audit Committee established in accordance with applicable Securities Exchange Act rules. The Audit Committee is currently composed of Mr. Watson (Chair), Dr. Ingle and Ms. Kunath, each of whom the Board of Directors has determined is independent under SEC rules and Nasdaq listing standards. The Board of Directors has determined that Mr. Watson, Dr. Ingle and Ms. Kunath are each an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K.

Stockholder Recommendations for Board Nominees

Our Corporate Governance Committee evaluates any stockholder recommendations for Board membership. The charter for our Corporate Governance Committee is available on our investor relations website. We did not implement any changes to our process for stockholder recommendations of director nominees during 2006.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has been an officer or employee of our company at any time. None of our executive officers during 2006 served as a director or as a member of the compensation committee of another entity that has an executive officer who served as a director of the Company or on our Compensation Committee during 2006.

Code of Business Conduct

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Our directors and executive officers and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all forms that each has filed pursuant to Section 16(a) of the Exchange Act.

To our knowledge, based solely on a review of the copies of such reports furnished to us during 2006, SEC filings and certain written representations that no other reports were required, during the fiscal year ended December 31, 2006, our officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of Ms. Kunath and Dr. Ingle for whom Form 4s — Change in Beneficial Ownership, were filed late on December 11, 2006 reporting December 6, 2006 stock option grants and for Ms. Kunath for whom a Form 5 — Annual Statement of Beneficial Ownership of Securities was filed in August 2006 to report a purchase and sale of our Common Stock by her former husband in 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of our Compensation Programs

The goals of our compensation program are to align employee compensation with the furtherance of our company’s business objectives and performance and to enable us to attract and retain the highest quality executive officers and other employees, reward them for our progress, and motivate them to enhance long-term stockholder value as well as assist us in achieving our mission, which is to discover, develop and commercialize new therapeutics that target cancer and have the power to transform lives.

Our Compensation Committee

Our company’s compensation policies and practices are developed by the Compensation Committee of our Board of Directors and implemented by our Board of Directors upon the recommendation of the Compensation Committee. The Compensation Committee’s responsibility is to review and consider annually the performance of our management in achieving both corporate and individual goals and objectives and to assure that our company’s compensation policies and practices are competitive and effective to incentivize management. The responsibilities of the Compensation Committee, as stated in its charter, include:

•	taking any and all actions which may be taken by our Board of Directors with respect to fixing the compensation level of officers and employees of our company;

•	proposing the adoption, amendment and termination of stock option plans, stock appreciation rights plans, pension and profit sharing plans, and other similar programs (“Compensation Plans”);

•	granting rights, participation and interests in Compensation Plans to eligible participants; and

•	reviewing, advising and approving such other compensation matters as our Board of Directors may wish.

In 2006, our Compensation Committee retained an independent compensation consultant to review our compensation practices and policies and provide a market assessment of the competitiveness of our pay practices. Mercer Human Resource Consulting (“Mercer”) was engaged by and directed by the Compensation Committee to review, among other things, the compensation payable to our named executive officers and eight other vice president-level positions within our company. Mercer, in collaboration with the Compensation Committee, developed a peer group of companies within our industry with a similar business focus, and with a market capitalization within a range of 50% to 200% of our company’s September 2006 market capitalization of $318 million. After identifying this peer group, Mercer benchmarked compensation levels for each of our named executive officer positions against executives within this peer group in the same or similar positions and performing similar functions, over both one-year and three-year periods. The peer group of companies identified was: CV Therapeutics Inc.; Progenics Pharmaceutical Inc.; Geron Corp.; Acadia Pharmaceuticals Inc.; Encysive Pharmaceuticals Inc.; Cell Genesys Inc.; and NPS Pharmaceuticals Inc.

In addition, Mercer reviewed and benchmarked data for the eight identified vice president positions within our company using publicly available survey sources. Based on the Mercer study, we determined that the overall compensation, as well as the various components, to be paid to our named executive officers in respect of 2006 and established for 2007 were competitive with those paid by the comparator group, and our pay practices for our vice president positions were also competitive. In addition, our compensation committee used these data to review the structure of our compensation practices for executives as allocated among cash payments and equity incentives, and short-term and long-term components, and made appropriate recommendations for adjustments and allocations for 2007.

In June 2006, our Compensation Committee initiated a practice of reviewing a tally sheet setting forth all components of total compensation paid and payable to our named executive officers, including base compensation, annual cash incentive, long-term incentive and equity awards, accumulated realized and unrealized stock option and restricted stock award gains, and potential change of control and termination benefits. The tally sheets show the effect of compensation decisions made over time on the total annual compensation to a named executive officer and allow the Compensation Committee to review historical amounts on the same page for comparative purposes.

Compensation Committee activities in 2006 included a total of four meetings, discussions with management, ongoing approval of Compensation Plan awards and approval of amendments to our equity-based Compensation Plans to conform to new regulatory requirements; the review of elements and structure of total compensation during 2006; and the determination to approve the amendment of our executive employment agreements and the related termination of our former Executive Change of Control Severance Plan.

Design of Compensation Programs; Company Compensation Policies

The purpose of our compensation programs is to attract, motivate and retain highly qualified employees. Historically, given our lack of profitability to date and also as a performance incentive, we have heavily weighted equity incentive award compensation as compared to cash compensation. Our long-term incentive programs, in particular, are sized and structured so that a significant portion of total direct compensation is delivered in the form of equity (stock options, and, more recently restricted stock awards ), rather than cash, to create incentives for long-term performance and to promote alignment with stockholder returns over the relevant periods. We expect this practice to continue for at least the next two years as we focus on sustainable business growth. We offer compensation programs that are flexible and take into consideration our overall strategic advancement during the relevant calendar year with respect to designated corporate goals as well as individual contributions. Each element of our compensation program has been chosen to appropriately award, motivate and incentivize our executives within the highly competitive biotechnology industry and geographic region of our operations. We focus on important individual contributors to our company’s success and attempt to appropriately award and incentivize extraordinary efforts and achievement. In addition, we focus on achievement of significant company goals, such as the filing with the U.S. Food and Drug Administration and acceptance of our biologics license application (our “BLA”) for Provenge® (sipuleucel-T), our most advanced active cellular immunotherapy product candidate. During 2006, we granted equity incentive awards with performance goals tied to our advancement of our commercialization efforts for Provenge.

The Compensation Committee determines the amount to recommend for each compensation element, consisting of base salary, annual target bonus, short-term and long-term incentive compensation through discussions with our executives, use of benchmarking data discussed above, past performance and future corporate and individual objectives. The elements of our compensation program and our decisions regarding each element fit into our overall compensation objectives and affect decisions regarding other elements through synthesizing the elements into the total compensation arrangement for each executive, and evaluating the totality of the compensation provided to each executive individually and in comparison to our other executives.

We maintain and encourage appropriate involvement by our executives in determining compensation practices. Our Compensation Committee recommends compensation levels for our executive officers after considering data and recommendations made by outside compensation consultants and management.

Impact of Company and Individual Performance on Compensation

We place significant focus on pay for performance. The still early-growth stage of our company means individual performance is critical in our achievement of our corporate goals, and we seek to encourage and reward this performance. We establish annual corporate operating goals, as well as expected individual contributions. Annual cash incentive, or bonus, opportunities are based on a target percentage of base salary for each executive. Bonuses are earned primarily based on our company’s performance measured against a set of pre-established strategic goals as well as an assessment of individual performance.

Our goals for 2006 included:

•	preparation of and filing of our BLA for Provenge;

•	achieving enrollment targets for our 9902B clinical trial for Provenge; and

•	continued effective cash management.

Bonus awards for 2006 were made after taking into consideration our success in achievement of these goals, and individual contributions. It was determined by our Board of Directors, based upon the recommendation of our Compensation Committee, that achievement of our company’s goals in 2006 merited a 125% payout of target bonus awards. Our Compensation Committee retains the discretion to adjust target bonus amounts to take into account changes in corporate circumstances and individual opportunities and performance throughout the year. In March 2006, Mr. Hamm received an option grant in the amount of 51,513 shares and a restricted stock award for 25,756 shares in recognition for his serving as our principal financial officer. In December 2006, Mr. Schiffman received a new hire restricted stock award for 200,000 shares. Also in December 2006, our Board approved the Compensation Committee’s recommendation to grant (i) time-vested stock options to Dr. Gold in the amount of 75,000 options and to Mr. Hamm and Dr. Urdal each in the amount of 22,500 options, (ii) 37,500 shares of restricted stock to Dr. Gold and 11,250 shares to each of Mr. Hamm and Dr. Urdal, which restricted stock awards were granted effective as of the third Thursday of January, 2007, and (iii) performance-based restricted stock awards to Dr. Gold in the amount of 112,500 shares and to each of Dr. Urdal and Mr. Hamm in the amount of 33,750 shares. These performance-based restricted stock grants made to Drs. Gold and Urdal and Mr. Hamm provided for 40% vesting upon acceptance by the FDA of our BLA for Provenge, which occurred in January 2007, and for the remaining 60% to vest upon the approval of commercialization of Provenge by the FDA. See “Grants of Plan-Based Awards.”

Executive Compensation Components

As discussed above, we review our total compensation (cash and equity) and the elements in comparison with an identified comparator group to ensure competitiveness of our compensation programs, and also the appropriate levels for named executive officer positions as well as within management at our company generally.

The principal components for the compensation of our named executive officers are:

•	cash base salary, which is reviewed on an annual basis;

•	annual target bonus, which is determined each year based on set targets for company and individual performance; and

•	short term incentives and long term incentives, which are primarily equity-based, and, in 2006, we have included performance acceleration for these awards to our named executive officers as well as time-vesting in one instance.

Base Salary.  Base salary serves as a foundation of our compensation program. We determine the other key components of the program with reference to base salary, including short-term and long-term incentives and termination payments. We aim to manage base salaries for our executives within wide bands set around the median base pay levels of the identified peer group companies. Annual base salary increases are determined based on market competitive data and an assessment of individual performance.

Our Compensation Committee and Board of Directors annually reviews each executive officer’s base salary. When reviewing base salaries, the Compensation Committee and Board of Directors considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices. Base salaries for executive officers set for 2007 were increased 3.2% – 4.5% as compared to fiscal year 2006. The increases were due to the executive officers’ and our fiscal year 2006 performance, including, among other things, the sale to the public of approximately $45 million of our common stock in November 2006, the filing of our BLA during 2006 and the progress of our clinical programs and commercialization efforts.

Annual Target Bonus.  In December 2006, the Compensation Committee recommended, and the Board of Directors met and approved cash bonuses for performance for 2006 for all executive officers. The actual cash bonus awarded depends on the achievement of specified goals of our company and individual performance objectives for each executive officer. Cash bonuses awarded to executive officers for performance in 2006 ranged from 50% to 63% of the executive officer’s respective base salary. Target bonuses ranged from 40% to 50% of base salary and it was determined that achievement of our company’s goals in 2006 merited a 125% payout. Each of our Compensation Committee and our Board of Directors reviews and approves the annual performance objectives for our company. Our objectives consist of operating, strategic and financial goals that are considered to be critical to our fundamental long-term goal of building stockholder value.

Short-term and long-term incentives.  We provide short-term and long-term incentive opportunities sufficient to effect motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

Our long-term incentive program for our officers consists of stock option and restricted stock grants pursuant to our amended 2000 Equity Incentive Plan (the “2000 Plan”) and our amended 2002 Broad-Based Equity Incentive Plan (the “2002 Plan”), and the opportunity to purchase common stock through our 2000 Employee Stock Purchase Plan. Stock options and restricted stock granted to our executive officers under the 2000 or 2002 Plan generally vest over a four-year period to encourage employees to remain with us. We believe in the inherent performance nature of options and their ability to link executive interests with stockholder interests. We also believe that performance-based restricted stock grants allow us to target specific performance targets and reward if those targets are met. Finally, we believe that time vested restricted stock grants serve as a strong retention vehicle at this critical juncture in our company’s history. Through stock option and restricted stock grants, executives and employees receive significant equity as an incentive to assist us in building long-term stockholder value. Stock option grants in 2006 were made at an exercise price of 100% of the fair market value of our common stock on the date of grant, as defined under our 2000 and 2002 Plans. Executive officers receive value from these grants only if our common stock appreciates over the long-term. Our Compensation Committee does consider the number of outstanding options, both vested and unvested, held by executive officers when awarding new grants. In addition, in the event that an executive officer or a designated key employee is hired during the year, a grant may be made at the time of his or her commencement of employment.

In December 2006, our 2000 Plan and 2002 Plan were amended to change the fair market value determination for awards granted under the plans to the closing sales price as of the date of approval by our Board of Directors or its delegated representative. Previously, the fair market value determination under the plans used the closing sales price as of the last market trading day prior to the date of action by our Board of Directors.

Perquisites and Other Elements of Compensation.  We do not provide significant perquisites, or “perks” to our named executive officers. We do cover certain expenses that we believe are in furtherance of our business goals and involve activities that executives pursue to our benefit, or that are undertaken by an executive at our request. In 2006, we covered executive disability insurance premiums for Drs. Gold and Urdal and Mr. Hamm. In addition, we paid for the cost of certain health and non-health executive club memberships, which may frequently involve business entertainment by executives.

Compensation of our Chief Executive Officer

Dr. Gold’s base salary as Chief Executive Officer in 2006 was $475,000. His bonus for the fiscal year consisted of $296,875 in cash, which was paid during the first quarter of 2007. Dr. Gold’s 2006 base salary and bonus were determined by the Board of Directors upon recommendation of the Compensation Committee in accordance with the criteria set forth above for all executive officers. In 2006, we achieved a number of key objectives, including, among others, the sale to the public of approximately $45 million of our common stock in November 2006, the submission of our BLA to the FDA, and the progress in our clinical programs and commercialization efforts. In December 2005, the Compensation Committee granted Dr. Gold options to purchase 75,000 shares of Common Stock at an exercise price of $4.41 per share and in December 2006, a performance-based restricted stock award for 112,500 shares, and, in January 2007, a time vested restricted stock award of 37,500 shares.

Agreements Governing Compensation

We have entered into employment agreements with each of our named executive officers. All of these agreements are on an at-will basis.

In December 2006, our Compensation Committee approved and recommended to the Board of Directors the amendment of each of our executive employment agreements to incorporate change of control provisions previously detailed in our Executive Change of Control Severance Plan. The objective of this exercise was to streamline our executive compensatory and severance arrangements, eliminate any inconsistencies between the executive employment agreements and the Executive Change of Control Severance Plan, and create a comprehensive form of executive employment agreement easier to administer and evaluate as a total compensation package for each executive. In conjunction with the amendment of our executive employment agreements, the Board of Directors terminated the Executive Change of Control Severance Plan.

Each of our executive employment agreements contains restrictive covenants following termination of employment as follows: a one-year non-compete for our chief executive officer and president, and a nine months non-compete for our senior vice presidents, and one-year post-termination non-solicitation obligation applicable to all of our executives.

Post-Termination Compensation and Benefits

The executive employment agreements entered into with our named executive officers provide for post-termination payments and benefits as follows:

•	Severance generally:

Upon termination without cause or for good reason, our senior vice presidents will receive a lump-sum payment equal to 75% of their base salary and 66 2/3% of the target bonus identified for the relevant year; our chief executive officer and president would receive a lump-sum payment equal to 100% of his base salary for the relevant year and 100% of the target bonus identified for the relevant year. In addition, each executive would receive full acceleration of all stock options and restricted stock awards, is entitled to payment by our company for continued health benefits coverage for up to 18 months, and would receive up to $10,000 for outplacement services.

Upon termination for cause or voluntary termination by an executive, there would be no benefits paid by us other than for accrued and unpaid salary and vacation.

•	Severance payable within 12 months following a change of control

In the event of termination without cause or for good reason, our senior vice presidents would receive a lump-sum payment equal to 150% of their base salary and 100% of the target bonus identified for the relevant year; our chief executive officer and president would receive a lump-sum payment equal to 200% of his base salary, and 100% of the identified target bonus for the relevant year. In addition, each executive would receive full acceleration of all stock options and restricted stock awards, is entitled to payment by our company for continued health benefits coverage for up to 18 months, and would receive up to $10,000 for outplacement services.

•	Severance payable in the event of other terminations (death or disability)

Upon death, an executive officer’s beneficiary would continue to receive the executive’s base salary up to the earlier of six months or the commencement of death benefits, and full acceleration of all stock options and restricted stock awards.

Upon disability, an executive officer would continue to receive the executive’s base salary, less short-term disability payments, up to the earlier of six months or the commencement of long-term disability payments, and full acceleration of all stock options and restricted stock awards.

•	280G benefits

None of our executive officer employment agreements includes a gross-up on excise taxes that would be payable by an executive on benefits in excess of the amount permitted under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”). The agreements provide that we will either pay the entire severance amount to the executive, who will be subject to and responsible for the excise tax, or we will reduce the severance to be paid to an amount low enough to avoid the tax to the executive, whichever alternative is the better result for the executive.

Stock Ownership/Retention Guidelines

We have not adopted stock ownership or equity retention guidelines for our executive officers. To date, our compensation programs have been heavily weighted in long-term equity incentives, and each of our named executive officers has a sizable equity interest in the company, in both stock options exercisable for shares and also restricted stock. We may consider adopting equity ownership guidelines in the future if we determine it is appropriate and in the best interests of our company and our stockholders.

Tax and Regulatory Considerations

Section 162(m) of the Code limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is performance-based compensation within the meaning of the Code. The Compensation Committee’s policy with respect to Section 162(m) is to try and preserve the deductibility of compensation payable to executive officers, although deductibility is only one among a number of factors considered in determining appropriate levels or means of compensation for these officers.

The Compensation Committee has determined that stock options granted under the 2000 Equity Plan and the 2002 Equity Plan with an exercise price at least equal to the fair market value of our Common Stock on the date of grant shall be treated as performance-based compensation.

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Compensation Committee Report(1)

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this report on Form 10-K/A with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this report and incorporated into our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

From the members of the Compensation Committee of the Board of Directors.

Gerardo Canet (Chair)
Susan B. Bayh
Bogdan Dziurzynski, D.P.A.

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Summary Compensation Table

The table below summarizes the total compensation earned during 2006 by our principal executive officer, principal financial officer, and each of our other executive officers as defined under the applicable rules of the SEC (collectively, the “named executive officers”), determined as of December 31, 2006.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Awards	Grants	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Mitchell H. Gold, M.D. President and Chief Executive Officer	2006	$475,000	$302,600	$205,700	$296,875	$14,036	$1,294,211
Richard F. Hamm, Jr. Senior Vice President, Corporate Development, General Counsel and Secretary	2006	313,474	100,500	165,800	196,875	48,774	825,423
Robert M. Hershberg, M.D., Ph.D. Senior Vice President, Chief Medical Officer(5)	2006	96,693	50,850	44,635	89,610	226,679	508,467
Gregory Schiffman Senior Vice President and Chief Financial Officer(6)	2006	15,015	17,100	—	—	—	32,115
David Urdal, Ph.D. Senior Vice President, Chief Scientific Officer	2006	375,000	85,100	51,500	187,500	7,413	706,513

(1)	Amounts shown reflect the compensation cost recognized in 2006 with respect to restricted stock awards granted in 2006 and prior fiscal years, as determined in accordance with FAS 123R (except that estimated forfeitures have been disregarded for this purpose). For additional information regarding our assumptions and methodologies, please see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. These amounts reflect $134,000 and $40,200 in compensation cost attributable to the performance-based restricted stock awards granted in December 2006 to Dr. Gold and to each of Mr. Hamm and Dr. Urdal, respectively.

(2)	Amounts shown reflect the compensation cost recognized in 2006 with respect to stock option awards granted in 2006 and prior fiscal years, as determined in accordance with FAS 123R (except that estimated forfeitures have been disregarded for this purpose). For additional information regarding our assumptions and methodologies, please see Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no forfeitures of stock options by the named executive officers during 2006, with the exception of Dr. Hershberg, who forfeited unexercised stock options following his departure from the Company in accordance with the terms of the applicable stock plan.

(3)	Amounts shown reflect the named executive officers’ annual bonuses. These amounts were recommended by the Compensation Committee and approved by our Board of Directors at its December 6, 2006 meeting and were paid in January 2007.

(4)	All Other Compensation amounts included in the Summary Compensation Table above include:

			Insurance		Executive
		401(k) Employer	Premiums	Severance	Memberships	Miscellaneous
Name	Year	Match($)	(a)($)	(b)($)	(c)($)	(d)($)	Total($)

M. Gold	2006	$2,000	$1,607	—	$10,429	—	$14,036
R. Hamm	2006	2,000	2,561	—	2,787	$41,425	48,773
R. Hershberg	2006	2,000	—	$224,025	654	—	226,679
G. Schiffman	2006	—	—	—	—	—	—
D. Urdal	2006	2,000	3,684	—	343	1,386	7,413

(a)	Consists of Executive Disability Insurance Premiums.

(b)	Represents the value of the severance payments provided to Dr. Hershberg in accordance with his employment agreement.

(c)	Consists of health and non-health club memberships.

(d)	Consists of Mr. Hamm’s final relocation assistance and other incidental benefits.

(5)	Dr. Hershberg was appointed our Senior Vice President and Chief Medical Officer in January 2004, and served as Vice President of Strategic Product Development beginning in October 2003. Dr. Hershberg’s employment terminated with us on March 15, 2006. According to Dr. Hershberg’s Executive Employment Agreement, effective as of the date of his termination all unvested stock awards and options grants were accelerated and a cash payment equal to 75% of his annual compensation and 66 2/3% of his target bonus for 2006 was paid to him.

(6)	Mr. Schiffman joined Dendreon as our Senior Vice President and Chief Financial Officer on December 18, 2006.

Summary of Executive Employment Agreements and Compensatory Terms

In January 2007, we entered into a new form of executive employment agreement with each of Messrs. Gold, Hamm, Schiffman and Urdal in connection with the termination of our Executive Change in Control Severance Plan. The agreements, as amended, provide for annual base salaries as of calendar year 2007 as follows: Dr. Gold, $500,000; Mr. Hamm, $329,175; Mr. Schiffman, $360,000 and Dr. Urdal, $391,875. If targets set in advance by the Board of Directors are met, each executive is eligible under his employment agreement for a bonus as determined by the Board of up to 50% of base salary for Dr. Gold, and up to 40% of base salary for Mr. Hamm, Mr. Schiffman and Dr. Urdal.

Our executive employment agreements have no specified term, and the employment relationship may be terminated by the executive officers or by us at any time. If we terminate the executive officer’s employment without cause, or if the executive officer resigns for good reason, the executive will be entitled to severance payments as detailed under the section heading “Potential Payments Upon Termination.” As defined in each executive’s employment agreement, an executive is entitled to “good reason” resignation upon the occurrence of the following:

•	the alternation of an executive’s duties, responsibilities or title resulting in a significant diminution of position, duties, responsibilities or status with our company, or the reduction of the executive’s base salary, unless the base salaries of all other employees of our company at the same level or above are proportionately reduced; or

•	the permanent transfer or assignment to any location that is more than fifty (50) miles from the location of the executive’s current principal office of employment.

Each agreement requires the executive not to compete with us after termination of employment, for a period of one year for Dr. Gold and nine months for our other senior executives, and provides a one-year post-termination non-solicitation obligation for all of the executives.

Grants of Plan-Based Awards

Stock Option Awards.  On December 6, 2006, each of our named executive officers (with the exception of Mr. Schiffman, who joined our company on December 18, 2006, and Dr. Hershberg who departed early in the year) received a stock option award. These options vest over a four-year period with 25% vesting upon the one-year anniversary of the grant date and the remainder vesting pro-rata on a monthly basis over the next 36 months. Vested options may be exercised for ten years from the date of grant, assuming continued employment. The stock option award granted to Mr. Hamm on March 24, 2006 provides for our standard vesting schedule over a four-year period with 25% vesting upon the one-year anniversary of the grant date and the remainder vesting pro-rata on a quarterly basis over the next 36 months, however the award would accelerate and fully vest in the event of the approval of Provenge for commercialization by the FDA.

Restricted Stock Awards.  In 2005, our company achieved a number of key objectives, including, among others, the sale to the public of approximately $49 million of our company’s Common Stock in December 2005, the achievement of regulatory goals and progress in our company’s clinical and preclinical programs and commercialization efforts generally. In December 2005, the Compensation Committee recommended to and the Board of Directors granted on January 19, 2006, to each named executive officer (with the exception of Mr. Schiffman) an award of restricted stock, which vests over a four-year period with 25% vesting upon the one-year anniversary of the grant date and the remainder vesting pro-rata on a quarterly basis over the next 36 months. The restricted stock award granted to Mr. Hamm on March 24, 2006 provides for our standard vesting schedule over a four-year period with 25% vesting upon the one-year anniversary of the grant date and the remainder vesting pro-rata on a monthly basis over the next 36 months, provided, however, that the award will accelerate and fully vest in the event of the approval of Provenge for commercialization by the FDA. The December 6,

2006 restricted stock awards granted to all the named executive officers (except Mr. Schiffman and Dr. Hershberg) were performance based and do not have any time-vesting features. These awards will vest as follows:

•	40% of the shares were vested upon acceptance of our BLA by the FDA (which occurred on January 12, 2007); and

•	60% will vest upon the approval of Provenge for commercialization by the FDA.

Upon commencement of his employment with our company on December 18, 2006, Mr. Schiffman received a restricted stock award of 200,000 shares.

Treatment of stock options and restricted stock awards upon an executive’s termination of employment under various scenarios are summarized in the “Potential Payments upon Termination” section below.

Grants Of Plan-Based Awards
for Fiscal Year Ended December 31, 2006

			Estimated
			Future
			Payouts	Exercise or
			Under Equity	Base Price	Grant Date Fair
			Incentive	of Option	Value of Stock and
	Grant	Date of Board	Awards	Awards	Option Awards
Name	Date	Action(1)	(#)	($/Sh)(2)	($)(3)

Mitchell H. Gold, M.D.
2000 Equity Plan (RSA)	1/19/06	12/13/05	56,250		$309,400
2000 Equity Plan (Option)	12/06/06	—	75,000	$4.41	220,800
2000 Equity Plan (RSA)(4)	12/06/06	—	112,500		198,500
Richard F. Hamm, Jr.
2000 Equity Plan (RSA)	1/19/06	12/13/05	16,875		92,800
2000 Equity Plan (RSA)	3/24/06	3/10/06	25,756		112,600
2000 Equity Plan (Option)	3/24/06	3/10/06	51,513	$4.37	150,300
2000 Equity Plan (Option)	12/06/06	—	22,500	$4.41	66,200
2000 Equity Plan (RSA)(4)	12/06/06	—	33,750		59,500
Robert M. Hershberg, M.D., Ph.D.
2000 Equity Plan (RSA)	1/19/06	12/13/05	11,250		50,900
Gregory Schiffman
2000 Equity Plan (RSA)	12/18/06	11/13/06	200,000		838,000
David Urdal, Ph.D.
2000 Equity Plan (RSA)	1/19/06	12/13/05	15,000		82,500
2000 Equity Plan (Option)	12/06/06	—	22,500	$4.41	66,200
2000 Equity Plan (RSA)(4)	12/06/06	—	33,750		59,500

(1)	Except as noted, the grant date and the date of action by our Board of Directors were the same date. For most equity awards, our Compensation Committee recommends a grant, pursuant to the terms of the applicable Compensation Plan, to be approved and granted by our Board of Directors as of the close of the market on the date of Board action. However, for certain annual grants to our named executive officers, the Compensation Committee has established a practice of setting the third Thursday of January as the actual grant date of these awards, which are recommended at the last meeting of the committee, and approved by the Board, before the relevant year-end.

(2)	In December 2006, our 2000 Plan and 2002 Plan were amended to change the fair market value determination for awards granted under the plans to the closing sales price as of the date of approval by our Board of Directors. Previously, the fair market value determination under the plans used the closing sales price as of the last market trading day prior to the date of grant by the Board of Directors.

(3)	We determine the grant-date fair value of our stock-based payment awards using the Black-Scholes-Merton option valuation model. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. Restricted stock awards granted generally vest over a four year period, however in 2006 we granted restricted stock awards with performance conditions to all employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision and recorded compensation expense based upon our assessment of accomplishing each provision. The assumptions used to determine these amounts are discussed in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(4)	These restricted stock grants provided for 40% vesting upon acceptance by the FDA of our BLA for Provenge, which occurred in January 2007, and for the remaining 60% to vest upon the approval of commercialization of Provenge by the FDA.

Outstanding Equity Awards at Fiscal Year-end

The table below summarizes the named executive officers’ equity awards that were unvested or unexercised, as applicable, as of December 31, 2006.

						Stock Awards
								Equity
						Equity		Incentive Plan
						Incentive Plan		Awards:
						Awards:		Market or
	Option Awards					Number of		Payout Value
	Number of	Number of				Unearned		of Unearned
	Securities	Securities				Shares, Units		Shares, Units
	Underlying	Underlying				or Other		or Other
	Unexercised	Unexercised		Option		Rights That		Rights That
	Options	Options		Exercise	Option	Have Not		Have Not
	(#)	(#)		Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		($)(1)	Date	(#)		($)

Mitchell H. Gold, M.D.	65,000			$9.25	5/10/2011
	16,000			4.95	2/27/2012
	100,000			2.21	7/3/2012
	100,000			5.74	1/1/2013
	250,000			7.56	12/10/2013
	150,000			9.77	12/8/2014
	28,125	84,375	(2)	5.45	12/13/2015
		75,000	(3)	4.41	12/06/2016
						56,250	(4)
						112,500	(5)	$507,800
Richard F. Hamm, Jr.	100,000			12.12	11/8/2014
	15,000			9.77	12/8/2014
	8,438	25,312	(2)	5.45	12/13/2015
		51,513	(6)	4.37	03/24/2016
		22,500	(3)	4.41	12/06/2016
						16,875	(4)
						25,756	(7)
						33,750	(5)	264,900
Gregory Schiffman	—	—		—	—	200,000	(8)	838,000
David Urdal, Ph.D.	75,000			14.06	12/14/2010
	110,000			4.95	02/27/2012
	100,000			5.74	01/01/2013
	30,000			7.56	12/10/2013
	50,000			9.77	12/08/2014
	7,500	22,500	(2)	5.45	12/13/2015
		22,500	(3)	4.41	12/06/2016
						15,000	(4)
						33,750	(5)	142,000

(1)	Effective December 6, 2006 the exercise price of option grants was changed to be the closing price on Nasdaq on the date of grant. Previously, the fair market value determination under the plans used the closing sales price as of the last market trading day prior to the date of grant.

(2)	Service-based stock options granted December 13, 2005 vest at a rate of 25% on the first year anniversary and 1/36th monthly thereafter, assuming continued employment.

(3)	Service-based stock options granted December 6, 2006 vest at a rate of 25% on the first year anniversary and 1/36th monthly thereafter, assuming continued employment.

(4)	Service-based restricted stock awards granted January 19, 2006 vest at a rate of 25% on the first year anniversary and 6.25% quarterly thereafter, assuming continued employment.

(5)	Performance-based restricted stock awards granted December 6, 2006 were scheduled to vest 40% upon the acceptance by the FDA of our BLA for Provenge and the balance to vest upon the FDA’s approval of Provenge for commercial sale, assuming continued employment. We received notice from the FDA on January 12, 2007 that the BLA for Provenge was accepted and 40% of the award vested on that date.

(6)	Mr. Hamm’s stock options granted March 24, 2006 vest 25% on the first year anniversary and 1/36th monthly thereafter, or, if earlier, 100% on the FDA’s approval of Provenge for commercial sale, assuming continued employment.

(7)	Mr. Hamm’s restricted stock award granted March 24, 2006 vests 25% on the first year anniversary and 6.25% quarterly thereafter, or, if earlier, 100% on the FDA’s approval of Provenge for commercial sale, assuming continued employment.

(8)	Mr. Schiffman’s new hire service-based restricted stock award granted December 18, 2006 vests 25% on the first year anniversary and 6.25% quarterly thereafter, assuming continued employment

Option Exercises and Stock Vested

None of the named executive officers exercised stock options during 2006. Dr. Hershberg was the only named executive officer to receive shares upon the vesting of a restricted stock award in the amount of 11,250 shares, at a realized value of $50,900. This represented the release to Dr. Hershberg of his restricted stock award due to his resignation of employment.

Potential Payments upon Termination

The discussion and tables below reflect the estimated severance benefits that would be paid or accrue to each of the named executive officers in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (“good reason”) termination;

•	termination without cause, or constructive termination, in either case within twelve months after a change in control;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on December 31, 2006. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)
As of Year Ended December 31, 2006(1)

	Termination Without Cause(2)				Termination Following Change-in-Control(3)
			Estimated				Estimated
		Estimated	value of			Estimated	value of
		value of	accelerated			value of	accelerated
		continued	stock			continued	stock
		health care	options and			health care	options and
		benefits and	restricted			benefits and	restricted
Name of	Cash	outplacement	stock		Cash	outplacement	stock
Executive	Payments	assistance	awards		Payments(7)	assistance	awards
Officer	($)(4)	($)(5)	($)(6)	Total($)	($)	($)(5)	($)(6)	Total($)

Mitchell H. Gold, M.D.	$750,000	$33,500	$611,600	$1,395,100	$1,250,000	$33,500	$611,600	$1,895,100
Richard F. Hamm, Jr.	356,600	33,500	330,500	720,600	658,400	33,500	330,500	1,022,400
Gregory Schiffman	360,000	33,500	820,900	1,220,400	684,000	33,500	820,900	1,538,400
David Urdal, Ph.D.	398,400	33,500	172,300	604,200	744,500	33,500	172,300	950,400

(1)	This table provides information for each continuing named executive officer. All references to base salary and annual target bonus refer to the amounts described above under “Summary of Executive Employment Agreements and Compensatory Terms.”

(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table.

(3)	If we terminate the executive’s employment without cause, or if the executive resigns for good reason as defined in his executive employment agreement, in either case within twelve months following a change of control, then the executive will be entitled to receive in lieu of other termination compensation the amounts listed as shown in the table, plus any accrued but not yet paid salary, and the cash value of accrued vacation benefits.

(4)	Cash payments to Dr. Gold consist of a lump sum severance payment in an amount equal to one hundred percent of his then current base salary and one hundred percent of the target annual bonus payable for the then calendar year. Cash payments to Dr. Urdal, Mr. Schiffman and Mr. Hamm consist of a lump sum severance payment in an amount equal to seventy five percent of their then current base salary and seventy-five percent of the amount of the target annual bonus payable for the then calendar year.

(5)	The estimated value of continued benefits and outplacement assistance provided to Dr. Gold, Dr. Urdal, Mr. Schiffman and Mr. Hamm consists of up to $10,000 for outplacement services, and continuation of all health benefits in effect on the termination date for a period of up to 18 months.

(6)	Estimated value of accelerated vesting of stock options and restricted stock awards held by Dr. Gold, Dr. Urdal, Mr. Schiffman and Mr. Hamm represents the unamortized expense as calculated in accordance with FAS123R.

(7)	Cash payments to Dr. Gold consist of a lump sum severance payment in an amount equal to two hundred percent of his then current base salary and one hundred percent of the target annual bonus payable for the then calendar year. Cash payments to Dr. Urdal, Mr. Schiffman and Mr. Hamm consist of a lump sum severance payment in an amount equal to one hundred fifty percent of his then current base salary and one hundred percent of the amount of the target annual bonus payable for the then calendar year.

Potential Payments on Disability or Death
As of Year Ended December 31, 2006

	Disability(1)				Death(2)
			Estimated		Cash
			value of		Payments		Estimated
			accelerated		(includes	Estimated	value of
	Cash		stock		severance,	value of	accelerated
	Payments	Estimated	options		bonus and	continued	stock
	(includes	value of	and		accrued	health care	options and
	severance	continued	restricted		vacation	benefits and	restricted
Name of	and bonus)	benefits/	stock		payments)	outplacement	stock
Executive Officer	($)	perquisites($)	awards($)	Total($)	($)	assistance($)	awards($)	Total($)

Mitchell H. Gold, M.D.	$218,800	$31,200	$611,600	$861,600	$250,000	—	$611,600	$861,600
Richard F. Hamm, Jr.	133,400	31,200	330,500	495,100	164,600	—	330,500	495,100
Gregory Schiffman	148,800	31,200	820,900	1,000,900	180,000	—	820,900	1,000,900
David Urdal, Ph.D.	164,700	31,200	172,300	368,200	195,900	—	172,300	368,200

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of three consecutive months as determined by a medical professional, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, we will continue the executive’s base salary (less any short term disability payments the executive receives from our company) until the earlier or six months from the termination date or the commencement of long-term disability payments under any existing company long-term disability policy, and we will fully accelerate vesting of any and all unvested stock options and restricted stock grants held by the executive.

(2)	An executive’s employment will terminate automatically upon death. We will continue to pay the executive’s base salary to his stated beneficiary until the earlier of six months from the termination date or the commencement of death benefits under any existing group life insurance plan of our company, and we will fully accelerate vesting of any and all unvested stock options and restricted stock grants held by the executive.

Director Compensation

Only non-employee directors are compensated for serving as our directors. Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Under these guidelines, for each year of service non-employee directors receive a retainer of $35,000, payable ratably at the end of each quarter. In addition, the Chairman of the Board receives an additional $75,000 per annum. The chairs of our Audit, Compensation and Corporate Governance Committees receive an additional $10,000, $8,000, and $4,000, respectively, per annum for such service. These amounts are also paid ratably at the end of each quarter. In 2006, the total compensation earned by non-employee directors was $342,000. The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board of Directors meetings in accordance with Company policy.

Upon first joining the Board of Directors, non-employee directors are also granted a stock option to acquire 22,500 shares of Common Stock under our Amended 2000 Equity Incentive Plan (the “2000 Plan”). Of this award, 7,500 options vest on the grant date and the remainder will vest in equal annual installments over a two-year period. Our Board of Directors approved an amendment to the 2000 Plan in December 2006. Previously, in the third December following a director’s election to the Board of Directors and each December thereafter, the director would receive an annual grant exercisable for 10,000 shares, which would be immediately vested. As amended by the Board of Directors in December 2006, the 2000 Plan provides that each director will receive, in the third December following a director’s election to the Board of Directors and each December thereafter, an annual grant to purchase the number of shares of Common Stock determined by dividing $100,000 by the value of an option to purchase one share of Common Stock as of the date of grant. The value of an option to purchase one share of our company’s Common Stock is to be determined annually by the compensation consultants hired by the Compensation Committee utilizing the Black-Scholes-Merton option valuation methodology and assumptions used by us in our financial statements to estimate the value of compensatory stock options. All options granted to non-employee directors are granted at the fair market value of our Common Stock on the date of grant.

The table below sets forth, for each non-employee director, the amount of cash compensation paid and the number of stock options received for his or her service during 2006.

		Value of
	Fees Earned	Option
	or Paid in	Awards	All Other	Total Compensation
Non-Employee Director	Cash ($)(1)	($)(2)	Compensation	($)

Richard B. Brewer	$110,000	$97,104	—	$207,104
Susan B. Bayh	39,000	97,104	—	136,104
Gerardo Canet	43,000	97,104	—	140,104
Bogdan Dziurzynski, D.P.A.	35,000	97,104	—	132,104
M. Blake Ingle, Ph.D.	35,000	97,104	—	132,104
Ruth B. Kunath	35,000	97,104	—	132,104
Douglas G. Watson	45,000	97,104	—	142,104

(1)	Amounts shown include retainer and board chairman and committee chair fees earned by our directors during 2006.

(2)	Amounts shown reflect the compensation cost recognized in 2006 with respect to stock option awards granted, as determined in accordance with FAS 123R (except that estimated forfeitures have been disregarded for this purpose). The assumptions used to determine these amounts are discussed in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There were no forfeitures of stock options by our directors during 2006.

The aggregate number of option awards outstanding for each of our directors as of December 31, 2006 is provided in the table below:

Number of Options
Director	Outstanding

Richard B. Brewer	75,500
Susan Bayh	73,050
Gerardo Canet	80,500
Bogdan Dziurzynski, D.P.A.	85,500
M. Blake Ingle, Ph.D.	76,650
Ruth Kunath	106,900
Douglas G. Watson	99,400

Under the corporate governance principles adopted by our Board of Directors in 2005, our non-employee directors are encouraged to own stock of our company in an amount equal to one times the annual general Board service retainer fee paid each non-employee director. This ownership target is intended to be achieved within twenty-four months of an individual’s joining our board, and be considered a long-term investment. As of December 31, 2006, approximately 40% of our non-employee directors met their applicable ownership guidelines.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 11, 2007, based on 83,189,286 shares outstanding as of that date, by (1) each person or group who is known to us to be the beneficial owner of more than five percent of our outstanding Common Stock, (2) each director of the Company, (3) each executive officer named (“named executive officer”) in the Summary Compensation Table under “Executive Compensation”, and (4) all of our directors and executive officers as a group.

	Beneficial Ownership(1)
		Shares
	Shares	Acquirable	Total	Percentage
	Beneficially	Within	Beneficial	Beneficially
Name and Address(2)	Owned	60 Days(3)	Ownership	Owned

Mitchell H. Gold, M.D.	189,486	569,687	759,173	*
Richard F. Hamm, Jr.	104,562	141,979	246,541	*
Robert M. Hershberg, M.D., Ph.D.(4)	15,724	0	15,724	*
Gregory T. Schiffman	200,000	0	200,000	*
David L. Urdal, Ph.D.	506,283	375,625	881,908	1.1
Richard B. Brewer	4,400	75,500	79,900	*
Susan B. Bayh	1,000	73,050	74,050	*
Gerardo Canet	22,556	80,500	103,056	*
Bogdan Dziurzynski, D.P.A.	25,000	85,500	110,500	*
M. Blake Ingle, Ph.D.	4,950	74,400	79,350	*
Ruth B. Kunath	2,000	27,950	29,950	*
Douglas G. Watson	10,000	99,400	109,400	*

All executive officers and directors as a group (12 persons)	1,085,961	1,603,591	2,689,552	3.2

*	Less than 1%.

(1)	The information set forth in this table is based upon information supplied to us by our officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, we believe that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	For each of the executive officers and directors, the address is c/o Dendreon Corporation, 3005 First Avenue, Seattle, Washington, 98121.

(3)	Reflects the number of shares that could be purchased by exercise of options vested at April 11, 2007 or within 60 days thereafter.

(4)	Dr. Hershberg’s employment with us terminated on March 15, 2006. For beneficial ownership information after that date, we have relied upon Dr. Hershberg’s filings with the SEC and our records.

Equity Compensation Plan Information

Dendreon maintains the 2000 Equity Plan, the 2002 Equity Plan and the Employee Stock Purchase Plan (“ESPP”), pursuant to which it may grant equity awards to eligible persons. Dendreon also has issued warrants as compensation to consultants and contractors for goods and services provided to Dendreon. The following table provides information as of December 31, 2006, regarding the 2000 Equity Plan, the 2002 Equity Plan and the ESPP and certain other compensatory arrangements pursuant to which Dendreon has issued, or agreed to issue, warrants to purchase shares of Common Stock:

					(c)
					Number of securities
	(a)		(b)		remaining available
	Number of securities		Weighted-average		for future issuance
	to be issued upon		exercise price of		under equity
	exercise of		outstanding		compensation plans
	outstanding options,		options, warrants		(excluding securities
Plan category	warrants and rights		and rights		reflected in column (a))

Equity compensation plans approved by security holders(1)	4,202,450	(3)	$7.38	(3)	2,345,731	(4)
Equity compensation plans not approved by security holders(2)	1,572,767		$7.50		20,857

Total	5,775,217		$7.41		2,366,588

(1)	These plans are the 2000 Equity Plan and the ESPP.

(2)	These plans are the 2002 Equity Plan and certain compensatory arrangements pursuant to which Dendreon has issued, or agreed to issue, warrants and options to purchase an aggregate of 110,529 shares of Common Stock.

(3)	Includes information relating solely to options to purchase Common Stock under the 2000 Equity Plan.

(4)	Of these shares, 1,482,222 remained available for purchase under the ESPP as of December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have entered into indemnity agreements with our directors, executive officers and certain other members of senior management that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and our Amended and Restated Bylaws.

In January 2007, we entered into new executive employment agreements with each of our named executive officers, the terms of which are described above. Otherwise, we have not since January 1, 2006, entered into any, nor are there any pending, transactions in which our directors or executive officers have a direct or indirect material interest.

Our Audit Committee is responsible for reviewing and approving, in advance, all related party transactions. Related parties include any of our directors or executive officers, certain of our stockholders and their immediate family members. To identify any related party transactions, each year, we submit and require our directors and officers to complete Director and Officer Questionnaires identifying any transactions with us in which the executive officer or director or their family members has an interest. We review related party transactions due to the potential for a conflict of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, with our interests. In addition, our Corporate Governance Committee determines, on an annual basis, which members of our Board of Directors meet the definition of independent director as defined in Rule 4200 of Nasdaq’s Marketplace Rules. Our Corporate Governance Committee reviews and discusses any relationships with directors that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Finally, our Code of Business Conduct, also available on our investor relations website, establishes the corporate standards of behavior for all our employees, officers, and directors.

Director Independence

Our Corporate Governance Committee and our Board, have determined that each of our non-employee directors, which includes all three nominees for election to the Board at the Annual Meeting, is independent under Nasdaq listing standards. Dr. Gold, and Dr. Urdal, are not independent based on their service as our Chief Executive Officer and President, and our Senior Vice President and Chief Scientific Officer, respectively. In making its independence determinations, the Corporate Governance Committee each year reviews any transactions and relationships between the director, or any member of his or her immediate family, and is based on information provided by the director, company records and publicly available information during the year. Specifically, the Corporate Governance Committee will consider the following types of relationships and transactions: (i) principal employment of and other public company directorships held by each non-employee director; (ii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any entity for which the non-employee director, or his or her immediate family member, is an executive officer or greater-than-10% shareholder; and (iii) contracts or arrangements that are ongoing or which existed during any of the past three fiscal years between our company and any other public company for which the non-employee director serves as a director. During 2006, there were no relationships or transactions in these categories reviewed by the Corporate Governance Committee, nor were there any other similar relationships or transactions the Corporate Governance Committee considered.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information Regarding our Independent Registered Public Accounting Firm

Audit Fees.  During the fiscal years ended December 31, 2005 and 2006, the aggregate fees billed by Ernst & Young for the audit of our financial statements for such fiscal years, the reviews of our interim financial statements, Sarbanes-Oxley Section 404 attestation services and assistance with registration statements were $718,000 and $881,000, respectively.

Audit-Related Fees.  During the fiscal years ended December 31, 2005 and 2006, Ernst & Young did not bill us for any audit-related services related to the performance of the audit or review beyond the fees disclosed under “Audit Fees” above.

Tax Fees.  During the fiscal years ended December 31, 2005 and 2006, the aggregate fees billed by Ernst & Young for preparing state and federal income tax returns were $25,000 and $32,000, respectively. During 2005 and 2006, Ernst & Young fees for other tax services were $30,000 and $72,000, respectively. The 2005 and 2006 services were related to the study of the income and sales tax implications to us in connection with the potential commercialization of Provenge.

All Other Fees.  During the fiscal years ended December 31, 2005 and 2006, all other fees billed by Ernst & Young were $1,800 and $1,500, respectively. These fees were principally related to a subscription for an online financial reporting and accounting research tool.

The Audit Committee has determined that the rendering of these non-audit services by Ernst & Young is compatible with maintaining its independence.

Audit Committee Pre-Approval Policy.  All services to be performed by Ernst & Young for us must be pre-approved by the Audit Committee. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between meetings of the Audit Committee, the Audit Committee has delegated authority to the Chairman of the Audit Committee to pre-approve services involving fees of up to $15,000, in which case the Chairman communicates such pre-approval to the full Audit Committee at its next meeting. All other services must be approved in advance by the full Audit Committee. During 2005 and 2006, all services billed by Ernst & Young were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this report on Form 10-K/A:

(b) Exhibits:

Exhibit
Number	Description of Document

31.1	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934, as amended, as pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on this 13th day of April 2007.

Dendreon Corporation:

By:	/s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.	Chief Executive Officer (Principal Executive Officer and Director)	April 13, 2007

/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	April 13, 2007

/s/ GREGORY R. COX Gregory R. Cox	Principal Accounting Officer	April 13, 2007

* Richard K. Brewer	Chairman of the Board of Directors	April 13, 2007

Susan B. Bayh	Director

* Gerardo Canet	Director	April 13, 2007

* Bogdan Dziurzynski, D.P.A.	Director	April 13, 2007

* M. Blake Ingle, Ph.D.	Director	April 13, 2007

* Ruth B. Kunath	Director	April 13, 2007

* David L. Urdal, Ph.D.	Director	April 13, 2007

* Douglas G. Watson	Director	April 13, 2007

*	The undersigned, pursuant to a power of attorney, executed by each of the officers and directors above and filed with the Securities and Exchange Commission previously, by signing his name hereto, does hereby sign this report on Form 10-K/A on behalf of each of the persons noted above in the capacities indicated.

By:	/s/ RICHARD F. HAMM, JR.
Richard F. Hamm, Jr.
Attorney-in-fact