Form 10-Q
period 2007-03-31
DENDREON CORP
filed 2007-05-10
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes       No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 3, 2007 was 83,505,892.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,066	$60,964
Short-term investments	45,060	45,492
Restricted cash	1,789	1,440
Prepaid and other current assets	1,966	2,082

Total current assets	80,881	109,978
Property and equipment, net	30,139	30,530
Long-term investments	11,373	14,827
Long-term restricted cash	7,374	7,723
Deposits	585	585

Total assets	$130,352	$163,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,048	$1,503
Accrued liabilities	6,618	6,788
Accrued compensation	3,119	5,312
Deferred revenue	332	95
Current portion of capital lease obligations	1,159	1,253
Current portion of long-term debt and facility lease obligation	5,602	5,470

Total current liabilities	17,878	20,421
Deferred revenue, less current portion	458	478
Capital lease obligations, less current portion	550	735
Long-term debt, less current portion	6,479	7,879
Facility lease obligation, less current portion	8,373	8,413
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 81,664,966 and 81,323,638 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	81	81
Additional paid-in capital	519,790	518,127
Accumulated other comprehensive loss	(14)	(106)
Accumulated deficit	(423,243)	(392,385)

Total stockholders’ equity	$96,614	$125,717

Total liabilities and stockholders’ equity	$130,352	$163,643

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$80	$25
Operating expenses:
Research and development	24,962	20,401
General and administrative	7,075	5,164

Total operating expenses	32,037	25,565

Loss from operations	(31,957)	(25,540)
Interest income	1,392	1,696
Interest expense	(293)	(513)

Net loss	$(30,858)	$(24,357)

Basic and diluted net loss per share	$(0.38)	$(0.34)

Shares used in computation of basic and diluted net loss per share	81,576,739	71,170,914

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net loss	$(30,858)	$(24,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,518	932
Non-cash stock-based compensation expense	1,571	807
Gain on sale of fixed assets	(11)	—
Impairment of fixed assets	—	419
Changes in operating assets and liabilities:
Accounts receivable	—	(86)
Other current assets	54	337
Deposits	—	84
Accounts payable	(455)	623
Accrued liabilities and compensation	(2,363)	(5,283)
Deferred revenue	217	49

Net cash used in operating activities	(30,327)	(26,475)

Investing Activities:
Purchases of investments	(121,446)	(130,003)
Maturities of investments	125,424	141,824
Purchases of property and equipment	(1,116)	(2,475)

Net cash provided by investing activities	2,862	9,346

Financing Activities:
Payments on long-term debt	(1,279)	(582)
Payments on capital lease obligations	(279)	(488)
Payments on facility lease obligation	(29)	(33)
Net proceeds from exercise of stock options and other	154	133
Proceeds from equipment financing arrangement, net of debt financing costs	—	1,661

Net cash (used in) provided by financing activities	(1,433)	691

Net decrease in cash and cash equivalents	(28,898)	(16,438)
Cash and cash equivalents at beginning of year	60,964	81,949

Cash and cash equivalents at end of period	$32,066	$65,511

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed the submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The goal for reviewing a product with Priority Review status is six months from the filing date. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonable safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter, commonly referred to as an “approvable” letter, from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. We are in the process of seeking clarification from the FDA regarding the additional information requests. We own worldwide commercialization rights for Provenge.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, (the “2006 Form 10-K”). The accompanying financial information as of December 31, 2006 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of future results that may be expected for the year ending December 31, 2007 or any other future period.
Net Loss Per Share
     Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 6,900,459 and 6,035,079 for the three months ended March 31, 2007 and 2006, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Research and Development Expenses
     Pursuant to SFAS No. 2, “Accounting for Research and Development Costs,” our research and development costs are expensed as incurred or at the date of payment of non-refundable upfront license fees, prepayments or milestones, whichever occurs first. The value of acquired in-process research and development is charged to expense on the date of acquisition.

Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.
Accounting for Stock-Based Compensation
     We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At December 31, 2006 and March 31, 2007, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2006 Form 10-K for the year ended December 31, 2006. Under SFAS 123R, we recorded stock compensation expense of $807,000 and $1.6 million for the three months ended March 31, 2006 and 2007, respectively of which $467,000 and $708,000, respectively, were included in research and development expense and $340,000 and $862,000, respectively, were included in general and administrative expense.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months ended March 31, 2006 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.
     The fair value for stock awards was estimated at the date of grant using the Black –Scholes - Merton option valuation model with the following weighted average assumptions for the three months ended March 31, 2007 and 2006:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31,		March 31,
	2007	2006	2007	2006

Weighted average estimated fair value	$2.73	$3.49	$1.97	$1.94

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	78.6%	80.5%	123.5%	45.9%
Risk-free interest rate (C)	4.8%	4.6%	5.0%	4.7%
Expected life (D)	4.5 years	5.0 years	0.5 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the three months ended March 31, 2007:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2007	5,664,958	$7.48
Granted	390,740	4.31
Exercised	(43,100)	6.59
Forfeited	(153,648)	6.69

Outstanding, March 31, 2007	5,858,950	$7.29	7.24	$34,185,476

Exercisable, March 31, 2007	4,255,445	$8.21	6.53	$21,235,444
     As of March 31, 2007, we had approximately $3.3 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately 2 years.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four year period; however, in 2006 we granted restricted stock awards with performance conditions to all employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest upon the approval of Provenge for commercialization by the FDA.
     The following table summarizes our restricted stock award activity during the three months ended March 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date	Stock	Grant Date
	Stock Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	1,106,160	$3.54	20,143	$4.58
Granted	252,129	4.31	205,131	$5.01
Vested	(329,018)	4.39	(21,627)	1.98
Forfeited or expired	(7,450)	4.13	(21,250)	5.50

Outstanding at end of period	1,021,821	$3.46	182,397	$5.26

     As of March 31, 2007 we had approximately $2.2 million in total unrecognized compensation expense related to our restricted stock awards. We expect to recognize this compensation cost over a weighted average period of approximately 2 years.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     Dendreon adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.
     We are subject to U.S. federal and state income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through March 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
     Commensurate with our adoption of FIN 48 we reviewed the utilization of our NOLs and Research and Development (“R&D”) credit carryforwards. As a result, certain federal and state tax attributes acquired in 2003 are subject to substantial limitation. NOLs of $144 million and $70 million, respectively, and R&D credits of $7.2 million and $4.1 million, respectively, are subject to these substantial annual limitations due to ownership changes that occurred, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
New Accounting Standards Not Yet Adopted
     The FASB issued SFAS No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. SFAS No. 157 is effective for fiscal years beginning after November, 15, 2007.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (‘SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.
     We are in the process of evaluating the new standards which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first calendar quarter of 2008.

4. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Furniture and office equipment	$1,216	$1,260
Laboratory and manufacturing equipment	10,640	9,259
Computer equipment and software	9,461	9,308
Leasehold improvements	15,652	4,526
Buildings	1,730	—
Construction in progress	8,842	22,120

	47,541	46,473
Less accumulated depreciation and amortization	(17,402)	(15,943)

	$30,139	$30,530

     Included in leasehold improvements at March 31, 2007 is $11.1 million which represents the amount capitalized for placing our commercial manufacturing facility in Morris Plains, Hanover Township, NJ (the “Facility”) into service in February 2007. Included in construction in progress at March 31, 2007 is $7.7 million, which is the remaining portion of the capitalized amount of the Facility, $1.1 million in software and $598,000 of capitalized interest.
5. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Clinical trial costs	$2,422	$2,699
Construction in progress	142	210
Antigen manufacturing	350	350
Deferred rent	607	667
Other accrued liabilities	3,097	2,862

	$6,618	$6,788

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

	Three months ended
	March 31,
(in thousands)	2007	2006
Net loss	$(30,858)	$(24,357)
Net unrealized gain (loss) on securities	92	(18)

Comprehensive loss	$(30,766)	$(24,375)

7. COMMITMENTS AND CONTINGENCIES
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. Our remaining current obligation as of March 31, 2007 is to pay Diosynth approximately $12.5 million during the remainder of 2007.
     We also have commitments with three clinical manufacturing vendors of approximately $1.3 million as of March 31, 2007.

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
     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (“2006 Form 10-K”), and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Form 10-K.
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
     We have incurred significant losses since our inception. As of March 31, 2007, our accumulated deficit was $423.2 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. We own worldwide commercialization rights for Provenge.
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
     In September 2005, we announced plans to submit our BLA to the FDA to market Provenge. This decision Followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis. On August 24, 2006, we submitted the clinical and non-clinical sections of our BLA and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the FDA for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The goal for reviewing a product with Priority Review status is six months from the filing date. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonable safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter, commonly referred to as an “approvable” letter, from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. We are in the process of seeking clarification from the FDA regarding the additional information requests.
     In August 2002, we divided our D9902 trial into D9902A and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The Special Protocol Assessment for the IMPACT study, as amended, has elevated survival to the primary endpoint. Approximately 500 men will be enrolled and men with asymptomatic or minimally symptomatic disease are eligible for the study. We expect to complete enrollment in the IMPACT study during 2007. Safety data from our IMPACT study has been included in our BLA.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We make judgments and estimates based upon assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made and changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
     We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements.
     Except as noted below, our critical accounting policies are summarized in our 2006 Form 10-K.
Accounting for Uncertainty in Income Taxes
     We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.
     We are subject to U.S. federal and state income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through March 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
     Commensurate with our adoption of FIN 48 we reviewed the utilization of our Net Operating Loss (“NOL”) and Research and Development (“R&D”) credit carryforwards. As a result, certain federal and state tax attributes acquired in 2003 are subject to substantial limitation. NOLs of $144 million and $70 million, respectively, and R&D credits of $7.2 million and $4.1 million, respectively, are subject to these substantial annual limitations due to ownership changes that occurred, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Revenue
     Revenue increased to $80,000 for the three months ended March 31, 2007, compared to $25,000 for the three months ended March 31, 2006. The increase in 2007 was due to revenue recognized in 2007 related to royalty income. Our revenue in 2007 and 2006 includes recognition of deferred revenue related to two license agreements.
Research and Development Expenses
     Research and development expenses increased to $25.0 million for the three months ended March 31, 2007, from $20.4 million for the three months ended March 31, 2006. The increase in the first quarter of 2007 was primarily due to increased contract manufacturing costs of $3.4 million to support commercial level production runs of the antigen used in Provenge as well as increased clinical development costs of $1.2 million due to increased patient enrollment and other costs associated with the D9902B clinical trial. Contract manufacturing costs are contractually set to increase in the future to prepare commercial level production runs and to support the D9902B clinical trial.
     Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three ended March 31, 2007 and 2006 were as follows (in millions):

	Three months ended
	March 31,
	2007	2006
Clinical programs:
Cancer	$12.2	$7.6
Indirect costs	12.1	11.3

Total clinical programs	24.3	18.9
Discovery research	0.7	1.5

Total research and development expense	$25.0	$20.4

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical programs include wages, payroll taxes and other employee-related expenses including rent, restructuring, stock based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. Due to the number of projects and our ability to utilize resources across several projects, our discovery research program costs are not assigned to specific projects.
     While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:
•	the timeframe over which our clinical programs are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.
General and Administrative Expenses
     General and administrative expenses increased to $7.1 million for the three months ended March 31, 2007, compared to $5.2 million for the three months ended March 31, 2006. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increase in the first quarter of 2007 was primarily attributable to $528,000 in increased non-cash stock compensation expense, $434,000 in increased benefits and payroll taxes, $390,000 in increased administrative fees, $220,000 in increased salaries and wages and $191,000 in increased consulting fees.

Interest Income
     Interest income decreased to $1.4 million for the three months ended March 31, 2007, from $1.7 million for the three months ended March 31, 2006. The decrease in 2007 was primarily due to declining cash and investment balances. We expect interest income to decrease in the future due to a declining cash balance.
Interest Expense
     Interest expense decreased to $293,000 for the three months ended March 31, 2007, compared to $513,000 for the three months ended March 31, 2006. The decrease in 2007 was primarily due to capitalizing $229,000 in interest costs related to the construction of the Hanover, New Jersey manufacturing facilities during the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of March 31, 2007, we had approximately $88.5 million in cash, cash equivalents and short- and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaboration agreements, interest income earned and debt instruments.
     Net cash used in operating activities for the three months ended March 31, 2007 and 2006 was $30.3 million and $26.5 million, respectively. The increase in expenditures for 2007 was related to our purchase of antigen under the commercial supply agreement with Diosynth RTP, Inc. For all periods the expenditures were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations. We expect cash used in operations to increase in the future as a result of increased clinical trial activity, costs associated with operating and expanding our New Jersey manufacturing facility and the ongoing development of a commercial infrastructure to support the commercialization of Provenge.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At March 31, 2007, our aggregate investment in equipment and leasehold improvements was $38.1 million.
     As of March 31, 2007, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:
•	costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	working capital needs;

•	supporting clinical trials of Provenge and for our other products under development;

•	operating and expanding our New Jersey manufacturing facility, including increased personnel costs; and

•	continuing our internal research and development programs.
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
Construction and Facility Expenses
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit this facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in this facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which was recorded as long-term restricted cash on our consolidated balance sheet as of March 31, 2007. In addition to the letter of credit, the restricted cash balance included a collateral amount of $164,000, which was required by Wells Fargo, the bank that issued the letter of credit on our behalf.
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Morris Plains, New Jersey manufacturing facility. The Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.
     As of March 31, 2007, we had financed $3.4 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of March 31, 2007 was approximately $1.9 million.
Production and Supply Expenses
     On October 29, 2004, we entered into a second amendment to our Bioprocessing Services Agreement originally dated March 16, 2001 with Diosynth RTP, Inc. Pursuant to this agreement, Diosynth undertook to produce the antigen used in Provenge at commercial manufacturing levels to support our BLA filing for Provenge. Diosynth’s work under this agreement has been completed. The total contract price to us was $18.4 million, the balance of which was paid in full in April 2007. In 2004, we satisfied our initial $3.5 million payment obligation under this agreement by issuing 428,396 shares of our common stock, priced at $8.17 per share, the average closing price of our stock over the 10 trading days preceding the amendment. For accounting purposes, these shares were valued based on the fair market value of $10.34 at issuance date, resulting in a charge of $4.4 million.
     On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of March 31, 2007 is to pay Diosynth approximately $12.5 million during the remainder of 2007.
Equity Financings
     We have received net proceeds of $241.5 million from the sale of equity securities since January 1, 2004. We filed a shelf registration statement in March 2007 with the SEC to sell up to $146.8 million of our common stock, preferred stock, warrants and debt securities from time to time after this registration statement is declared effective. Our existing shelf registration statement filed in August 2005 with the SEC to sell up to $150 million of our common stock from time to time was declared effective in October 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting discounts, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting discounts, commissions and other offering costs. As of March 31, 2007, $53.2 million of common stock is available to be sold under this registration statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, we had short-term investments of $45.1 million and long-term investments of $11.4 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments as of March 31, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $207,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our financings by capping the interest rate at a fixed amount.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures.
     Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in internal control over financial reporting.
     During the first quarter of fiscal 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
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
Dated this 10th day of May, 2007

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN
Gregory T. Schiffman
Senior Vice President, Chief Financial
Officer
and Treasurer (Principal Financial
Officer)

By:	/s/ GREGORY R. COX
Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

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