Form 10-Q
period 2007-06-30
DENDREON CORP
filed 2007-08-08
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes            No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 3, 2007 was 84,530,720.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,854	$60,964
Short-term investments	30,166	45,492
Restricted cash	2,144	1,440
Prepaid and other current assets	2,478	2,082

Total current assets	139,642	109,978
Property and equipment, net	29,336	30,530
Long-term investments	8,652	14,827
Long-term restricted cash	7,019	7,723
Debt issuance costs and other assets	3,116	585

Total assets	$187,765	163,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410	$1,503
Accrued liabilities	5,805	6,788
Accrued compensation	3,379	5,312
Deferred revenue	82	95
Current portion of capital lease obligations	1,089	1,253
Current portion of long-term debt and facility lease obligation	5,737	5,470

Total current liabilities	16,502	20,421
Deferred revenue, less current portion	437	478
Capital lease obligations, less current portion	337	735
Long-term debt, less current portion	5,046	7,879
Facility lease obligation, less current portion	8,331	8,413
Convertible notes	75,000	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 82,910,023 and 81,323,628 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	82	81
Additional paid-in capital	527,590	518,127
Accumulated other comprehensive loss	(92)	(106)
Accumulated deficit	(445,468)	(392,385)

Total stockholders’ equity	82,112	125,717

Total liabilities and stockholders’ equity	$187,765	$163,643

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$523	$78	$603	$103
Operating expenses:
Research and development	16,369	20,842	41,331	41,242
General and administrative	7,018	5,495	14,094	10,659

Total operating expenses	23,387	26,337	55,425	51,901

Loss from operations	(22,864)	(26,259)	(54,822)	(51,798)
Interest income	1,330	1,591	2,722	3,287
Interest expense	(691)	(388)	(983)	(901)

Net loss	$(22,225)	$(25,056)	$(53,083)	$(49,412)

Basic and diluted net loss per share	$(0.27)	$(0.35)	$(0.65)	$(0.69)

Shares used in computation of basic and diluted net loss per share	82,512	71,212	82,047	71,192

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net loss	$(53,083)	$(49,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,158	1,870
Non-cash stock-based compensation expense	2,904	1,852
Gain on sale of fixed assets	(11)	(15)
Impairment of fixed assets	—	419
Changes in operating assets and liabilities:
Accounts receivable	—	(197)
Other assets	(438)	(676)
Deferred revenue	(54)	9
Accounts payable	(1,093)	113
Accrued liabilities and compensation	(2,916)	(5,655)

Net cash used in operating activities	(51,533)	(51,692)

Investing Activities:
Purchases of investments	(325,415)	(247,222)
Maturities of investments	346,930	253,833
Purchases of property and equipment	(1,953)	(9,005)

Net cash provided by (used in) investing activities	19,562	(2,394)

Financing Activities:
Proceeds from issuance of debt, net of debt financing costs	72,450	—
Proceeds from equipment financing arrangement, net of debt financing costs	—	1,661
Payments on capital lease obligations	(562)	(1,020)
Payments on long-term debt	(2,588)	(1,227)
Payments on facility lease obligation	(60)	(54)
Net proceeds from exercise of stock options, warrants and other	6,032	163
Issuance of common stock under the Employee Stock Purchase Plan	589	408

Net cash provided by (used in) financing activities	75,861	(69)

Net increase (decrease) in cash and cash equivalents	43,890	(54,155)
Cash and cash equivalents at beginning of period	60,964	81,949

Cash and cash equivalents at end of period	$104,854	$27,794

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge ® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed the submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) agreed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study in 2008. We own worldwide commercialization rights for Provenge.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (the “2006 Form 10-K”). The accompanying financial information as of December 31, 2006 has been derived from audited financial statements. Operating results for the three- and six- month periods ended June 30, 2007 are not necessarily indicative of future results that may be expected for the year ending December 31, 2007 or any other future period.
Net Loss Per Share
     Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, our convertible senior subordinated notes and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 13,587,481 and 6,016,323 for the three and six months ended June 30, 2007 and 2006, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Debt issuance costs
     Debt issuance costs of approximately $2.6 million relate to our convertible senior subordinated notes and are amortized over the life of the related debt. Amortization expense totaled $19,000 for the three and six months ended June 30, 2007 and is reported as interest expense.
Accounting for Stock-Based Compensation
     We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At June 30, 2007 and December 31, 2006, we had three equity-based employee incentive plans, the 2000 Equity Incentive Plan, the 2002 Broad Based Equity Inventive Plan and the Employee Stock Purchase Plan, which are described more fully in Note 9 in the 2006 Form 10-K. Under SFAS 123R, we recorded stock compensation expense of $1.3 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, of which $764,000 and $546,000, respectively, were included in research and development expense and $570,000 and $500,000, respectively, were included in general and administrative expense. We recorded stock compensation expense of $2.9 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively, of which $1.5 million and $1.0 million, respectively, were included in research and development expense and $1.4 million and $839,000, respectively, were included in general and administrative expense.
     SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three and six months ended June 30, 2007 and 2006, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.
     The fair value for stock awards was estimated at the date of grant using the Black – Scholes – Merton (“BSM”) option valuation model with the following weighted average assumptions for the three and six months ended June 30, 2007 and 2006:

	Employee Stock Options				Employee Stock Purchase Plan
	For the Three Months ended June 30,				For the Three Months ended June 30,
	2007		2006		2007		2006
Weighted average estimated fair value		$9.38		$2.84		$1.97		$1.94

Weighted Average Assumptions
Dividend yield (A)		0.0%		0.0%		0.0%		0.0%
Expected volatility (B)		93%		81%		124%		80%
Risk-free interest rate (C)		4.7%		4.6%		5.0%		4.7%
Expected life (D)	4.8	years	5.0	years	0.5	years	0.5	years

	Employee Stock Options				Employee Stock Purchase Plan
	For the Six Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Weighted average estimated fair value		$3.25		$3.46		$1.97		$1.94

Weighted Average Assumptions
Dividend yield (A)		0.0%		0.0%		0.0%		0.0%
Expected volatility (B)		80%		81%		124%		80%

	Employee Stock Options				Employee Stock Purchase Plan
	For the Six Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
Risk-free interest rate (C)	4.7%		4.6%		5.0%		4.7%
Expected life (D)	4.5	years	4.9	years	0.5	years	0.5	years

(A)	We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the six months ended June 30, 2007:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2007	5,664,958	$7.48
Granted	293,937	4.99
Exercised	(927,469)	6.66
Forfeited	(345,648)	5.76
Outstanding, June 30, 2007	4,685,778	$7.61	6.97	$5,435,651
Exercisable, June 30, 2007	3,474,212	$8.51	6.31	$2,843,383
     As of June 30, 2007, we had approximately $2.6 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four year period; however, in 2006 we granted restricted stock awards with performance conditions to all employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock with performance conditions to executive employees and granted restricted stock with service and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees will vest 50% upon one year of service from the grant date and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $5.1 million relating to these performance conditions.
     The following table summarizes our restricted stock award activity during the six months ended June 30, 2007:

	2007
		Weighted Average
		Grant Date Fair
	Stock Awards	Value
Outstanding at beginning of period	1,106,160	$3.63
Granted	1,011,654	6.68
Vested	(451,879)	4.46

	2007
		Weighted Average
		Grant Date Fair
	Stock Awards	Value
Forfeited or expired	(60,062)	4.21

Outstanding at end of period	1,605,873	$5.86

     As of June 30, 2007 we had approximately $8.1 million in total unrecognized compensation expense related to our restricted stock awards, which includes $3.0 million of compensation costs to be recognized over a weighted average period of approximately one year and $5.1 million is subject to certain performance conditions.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.
     We are subject to U.S. federal and state income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through June 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
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

New Accounting Standards Not Yet Adopted
     In July 2007, FASB’s Emerging Issues Task Force (“EITF”) Issued 07-3, “Accounting for Advance Payments for Goods or Services to be received for use in Future Research and Development Activities”. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.
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
     We are in the process of evaluating the new standards, which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first calendar quarter of 2008.
4. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Furniture and office equipment	$1,248	$1,260
Laboratory and manufacturing equipment	10,679	9,259
Computer equipment	9,565	9,308
Leasehold improvements	15,657	4,526
Buildings	1,730	—
Construction in progress	9,489	22,120

	48,368	46,473
Less accumulated depreciation and amortization	(19,032)	(15,943)

	$29,336	$30,530

     Included in leasehold improvements at June 30, 2007 is $11.1 million, which represents the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, Hanover Township, NJ (the “Facility”) for service, which we completed in June 2006. We commenced production of Provenge for clinical use in February 2007. Included in construction in progress of $9.5 million at June 30, 2007 is $7.7 million related to the remaining portion of the capitalized amount of the Facility, $1.6 million in software and $191,000 in manufacturing equipment. The $7.7 million Facility in construction in progress at June 30, 2007 includes $598,000 in capitalized interest.
5. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Clinical trial costs	$2,159	$2,699
Construction in progress	94	210
Antigen manufacturing	—	350
Deferred rent	547	667
Other accrued liabilities	3,005	2,862

	$5,805	$6,788

6. CONVERTIBLE SENIOR NOTES
     On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”) to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.9 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st.  In certain circumstances, additional amounts may become due on the Notes as special interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive special interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Indenture, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $207,000 for the three and six months ended June 30, 2007.
     The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes, subject to adjustment. There may be an increase in the conversion rate of the Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the Notes. A holder that converts Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. The Indenture contains customary covenants.
     The make whole premium based upon a fundamental change as defined in the Indenture is considered an embedded derivative instrument. The Company is accounting for the embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The fair value of the embedded derivative at issuance and June 30, 2007 was de minimus.
     The fair value of the Notes at June 30, 2007 approximates the $75 million recorded value of the Notes due to the close proximity to their date of issuance.
     We intend to use the net proceeds of the sale of the Notes to finance our activities relating to the potential commercialization of Provenge, expand our manufacturing facilities for the commercial production of Provenge, fund ongoing and new clinical trials for Provenge and our other product candidates, support research and preclinical development activities for our other potential product candidates and for general corporate purposes, including working capital.
7. COMMITMENTS AND CONTINGENCIES
     On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of June 30, 2007 is to pay Diosynth approximately $12.5 million upon the delivery of commercial scale antigen.
     Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our board of directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The actions seek compensatory damages, attorney’s fees and expenses.
     On July 2, 2007, Dendreon’s Board of Directors received a letter from counsel for a Dendreon stockholder claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to our BLA filed with the FDA for Provenge. This potential claim is not against the Company. A committee of the Company’s Board of Directors is evaluating a response to the letter. A derivative suit has also been filed in the State of Washington against all of the members of our Board of Directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of the Company.
     Management currently believe that resolving these actions against the Company, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost will depend upon many unknown factors and management’s view of these may change in the future. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.
     On July 9, 2007, we received a letter from the New York Regional Office of the Securities and Exchange Commission (the “SEC”) dated July 3, 2007, notifying the Company of an informal inquiry which appears to be related to disclosures regarding the approval process for Provenge and trading in the Company’s stock. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that a violation of the federal securities laws has occurred nor should it be considered a reflection upon any person, entity or security. We intend to cooperate fully with the SEC staff and respond to the staff’s request for information. We do not intend to comment on any aspect of the inquiry or possible outcomes until the inquiry is completed.
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(22,225)	$(25,056)	$(53,083)	$(49,412)
Net unrealized gain (loss) on securities	(78)	(23)	14	(41)

Comprehensive loss	$(22,303)	$(25,079)	$(53,069)	$(49,453)
9. RESTRUCTURING
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our board of directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18% or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses.

	Incurred In	Paid	Balance
	Three Months	In	As of
Restructuring Charges (in thousands)	Ended 6/30/07	Second Quarter 2007	6/30/07
Severance and outplacement costs	$1,440	$(1,118)	$322
Contract termination costs	$300	$—	$300
Non-cash stock-based compensation expense	199	(199)	—

Total	$1,939	$(1,317)	$622

10. SUBSEQUENT EVENTS
     On July 11, 2007, the Initial Purchaser exercised the overallotment option and purchased an additional $10.25 million aggregate principal amount of the Notes. We received approximately $9.9 million after deducting the Initial Purchaser’s fee and our estimated expenses.
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
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, occurrence of events, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.
     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Risk Factors” set forth in Item 1A of Part II of this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (“2006 Form 10-K”), and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Form 10-K.
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for prostate cancer.
     We have incurred significant losses since our inception. As of June 30, 2007, our accumulated deficit was $445.5 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. We own worldwide commercialization rights for Provenge.
     We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge is approved by the U.S. Food & Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities.
     In September 2005, we announced plans to submit our biologics license application (our “BLA”), to the FDA to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis.
     On August 24, 2006, we submitted the clinical and non-clinical sections of our BLA and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the FDA for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge.
     The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) agreed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population.
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our board of directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. This resulted in immediate personnel reductions of approximately 18% of our total workforce, or the elimination of approximately 40 positions. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study in 2008.

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
Debt issuance costs
     Debt issuance costs of approximately $2.6 million relate to our convertible senior subordinated notes and are amortized over the life of the related debt. Amortization expense totaled $19,000 for the three and six months ended June 30, 2007 and is reported as interest expense.
Accounting for Uncertainty in Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.
     We are subject to U.S. federal and state income tax examinations for years after 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.
     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through June 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.
     Commensurate with our adoption of FIN 48 we reviewed the utilization of our Net Operating Losses (“NOLs”) and Research and Development (“R&D”) credit carryforwards. As a result, certain federal and state tax attributes acquired in 2003 are subject to substantial limitation. NOLs of $144 million and $70 million, respectively, and R&D credits of $7.2 million and $4.1 million, respectively, are subject to these substantial annual limitations due to ownership changes that occurred, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.
New Accounting Standards Not Yet Adopted
     In July 2007, FASB’s Emerging Issues Task Force (“EITF”) Issued 07-3, “Accounting for Advance Payments for Goods or Services to be received for use in Future Research and Development Activities”. The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

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
     We are in the process of evaluating the new standards, which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first calendar quarter of 2008.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Revenue
     Revenue increased to $523,000 for the three months ended June 30, 2007, compared to $78,000 for the three months ended June 30, 2006. Revenue increased to $603,000 for the six months ended June 30, 2007, compared to $103,000 for the six months ended June 30, 2006. The three and six month increase was primarily due to revenue related to the sale of certain intellectual property. Our revenue in 2007 and 2006 includes recognition of deferred revenue related to two license agreements.
Research and Development Expenses
     Research and development expenses decreased to $16.4 million for the three months ended June 30, 2007, from $20.8 million for the three months ended June 30, 2006. Research and development expenses increased to $41.3 million for the six months ended June 30, 2007 from $41.2 million for the six months ended June 30, 2006. The three month decrease was primarily due to decreased contract manufacturing costs of $6.6 million, partially offset by restructuring costs of $1.5 million related to our May 2007 restructuring, increased depreciation costs of $589,000 and increased non-cash stock based compensation expense of $218,000. The six month increase was primarily due to $1.5 million related to our May 2007 restructuring and increased clinical development costs of $1.1 million due to increased patient enrollment and other costs associated with the D9902B clinical trial, partially offset by decreased contract manufacturing costs of $2.7 million.
     Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Clinical programs:
Direct costs	$8.4	$10.6	$20.6	$18.2
Indirect costs	7.3	9.2	19.3	20.5

Total clinical programs	15.7	19.8	39.9	38.7
Discovery research	0.7	1.0	1.4	2.5

Total research and development expense	$16.4	$20.8	$41.3	$41.2

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

General and Administrative Expenses
     General and administrative expenses increased to $7.0 million for the three months ended June 30, 2007, compared to $5.5 million for the three months ended June 30, 2006. General and administrative expenses increased to $14.1 million for the six months ended June 30, 2007, compared to $10.7 million for the six months ended June 30, 2006. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The three month increase was primarily attributable to increased consulting and marketing fees of $648,000 related to preparation for the commercialization of Provenge, severance costs of $409,000 related to our May 2007 restructuring, increased facility related costs of $305,000 related to our New Jersey facility, increased depreciation costs of $112,000 and increased non-cash stock compensation of $70,000. The six month increase was primarily attributable to increased consulting and marketing fees of $1.0 million related to preparation for the commercialization of Provenge, increased facility related costs of $732,000 related to our New Jersey facility, increased non-cash stock compensation of $566,000, severance costs of $409,000 related to our May 2007 restructuring, increased travel costs of $327,000 related to preparation for the commercialization of Provenge and increased depreciation costs of $305,000.
Interest Income
     Interest income decreased to $1.3 million for the three months ended June 30, 2007 from $1.6 million for the three months ended June 30, 2006. Interest income decreased to $2.7 million for the six months ended June 30, 2007 from $3.3 million for the six months ended June 30, 2006. The three and six month decreases in 2007 were primarily due to a decrease in interest income earned on short-term receivables and declining investment balances.
Interest Expense
     Interest expense increased to $691,000 for the three months ended June 30, 2007 from $388,000 for the three months ended June 30, 2006. Interest expense increased to $983,000 for the six months ended June 30, 2007 from $901,000 for the six months ended June 30, 2006. The three and six month increases in 2007 were primarily due to an increase in the average debt balances in 2007 as compared to 2006, partially offset by the capitalization of $229,000 in interest costs related to the construction of the Morris Plains, New Jersey manufacturing facility during the three months ended March 31, 2007. We expect interest expense to increase in the future due to our recent issuance of $85.25 million in 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”).
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of June 30, 2007, we had approximately $143.7 million in cash, cash equivalents and short- and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaboration agreements, interest income earned and debt instruments including our recent sale of convertible senior notes.
     Net cash used in operating activities for the three months ended June 30, 2007 and 2006 was $51.5 million and $51.7 million, respectively. For both periods the expenditures were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At June 30, 2007, our aggregate investment in equipment and leasehold improvements was $38.9 million.
     As of June 30, 2007, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:
•	costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	working capital needs;

•	costs associated with hiring additional specialized personnel;

•	supporting clinical trials of Provenge and for our other products under development;

•	operating and expanding our New Jersey manufacturing facility; and

•	continuing our internal research and development programs.
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
Construction and Facility Expenses
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit this facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in this facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which was recorded as long-term restricted cash on our consolidated balance sheet as of March 31, 2007. In addition to the letter of credit, the restricted cash balance included a collateral amount of $164,000, which was required by Wells Fargo, the bank that issued the letter of credit on our behalf.
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for our Morris Plains, New Jersey manufacturing facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.
     As of June 30, 2007, we had financed $3.4 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of June 30, 2007 was approximately $1.6 million.
Production and Supply Expenses
     On December 22, 2005, we entered into a supply agreement with Diosynth, RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of June 30, 2007 is to pay Diosynth approximately $12.5 million upon the delivery of commercial scale antigen.
Financings from the Sale of Securities
     We have received net proceeds of $248.0 million from the sale of equity securities since January 1, 2004. We filed a shelf registration statement in March 2007 with the SEC to sell up to $146.8 million of our common stock, preferred stock, warrants and debt securities from time to time, which was declared effective in May 2007. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs. As of June 30, 2007, $53.2 million of common stock is available to be sold under our registration statement filed in August 2005, declared effective in October 2005.
     On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”) to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.9 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as special interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive special interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Indenture, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $207,000 for the quarter ended June 30, 2007.
     The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes, subject to adjustment. There may be an increase in the conversion rate of the Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the Notes. A holder that converts Notes in connection with a “fundamental change,” as defined in the Indenture may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. The Indenture contains customary covenants.
     The make whole premium based upon a fundamental change as defined in the Indenture is considered an embedded derivative instrument. The Company is accounting for the embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The fair value of the embedded derivative at issuance and June 30, 2007 was de minimus.
     Our long-term contractual obligations at June 30, 2007 were as follows (in thousands):

Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Convertible senior subordinated notes (including interest)	$99,977	3,750	7,125	7,125	81,977
Facility lease obligation (including interest) (a)	14,909	792	1,681	1,810	10,626
Contractual commitments	12,934	12,934	—	—	—
Debt obligations (including interest)	11,729	6,345	5,384	—	—
Operating leases	8,474	3,201	2,397	419	2,457
Capital lease obligations (including interest)	1,565	1,153	412	—	—
Unconditional purchase obligations	232	232	—	—	—

	$149,820	$28,407	$16,999	$9,354	$95,060

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
     On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014. The make whole premium based upon a fundamental change as defined in the Indenture is considered an embedded derivative instrument, as discussed below and in Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company is accounting for the embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments and guidance. The fair value of the embedded derivative at issuance and June 30, 2007 was de minimus.
     The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes, subject to adjustment. There may be an increase in the conversion rate of the Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the Notes. A holder that converts Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon.
     As of June 30, 2007, we had short-term investments of $30.2 million and long-term investments of $8.7 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments as of June 30, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $100,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our financings by capping the interest rate at a fixed amount.
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
     During the second quarter of fiscal 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our board of directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The actions seek compensatory damages, attorney’s fees and expenses.
     On July 2, 2007, Dendreon’s Board of Directors received a letter dated June 28, 2007 from counsel for a Dendreon stockholder claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. This potential claim is not against the Company. A committee of the Company’s Board of Directors is evaluating a response to the letter. A derivative suit has also been filed in the State of Washington against all of the members of our Board of Directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of the Company.
     Management currently believe that resolving these actions against the Company, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost will depend upon many unknown factors and management’s view of these may change in the future. Our failure to successfully defend against these allegations could result in a material adverse effect on our business, financial condition and results of operations.
     On July 9, 2007, we received a letter from the New York Regional Office of the Securities and Exchange Commission (the “SEC”) dated July 3, 2007, notifying the Company of an informal inquiry which appears to be related to disclosures regarding the approval process for Provenge and trading in the Company’s stock. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that a violation of the federal securities laws has occurred nor should it be considered a reflection upon any person, entity or security. We intend to cooperate fully with the SEC staff and respond to the staff’s request for information. We do not intend to comment on any aspect of the inquiry or possible outcomes until the inquiry is completed.
     In addition, we are a party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on our business.
ITEM 1A. RISK FACTORS
We have modified and/or updated certain of the Risk Factors set forth in our 2006 Annual Report as follows. In addition, we remain subject to those additional Risk Factors set forth in the 2006 Annual Report not included herein.
Risks Relating to our Clinical and Commercialization Pursuits
Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.
     Our most advanced product candidate is Provenge, an active cellular immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, our manufacturing protocol and controls, composition of the product and the FDA finding the data from our completed Phase 3 clinical trials sufficient to support approval. On November 9, 2006, we completed our submission of a BLA for Provenge based primarily on the demonstration of a survival benefit over placebo in patients with asymptomatic, metastatic androgen-independent prostate cancer in a Phase 3 study, D9901, as well as supportive evidence on survival from another Phase 3 study, D9902A. The BLA was accepted by the FDA on January 12, 2007 and granted priority review. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. The efficacy results from the IMPACT study may not meet either of these endpoints. Furthermore, the FDA may determine that our manufacturing staff, methods, facilities or raw materials are insufficient to warrant licensure. Finally, even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be harmed and the price of our common stock would likely decline.
The FDA or its Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.
     We discuss with and obtain guidance from regulatory authorities on certain of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. Provenge was reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that PROVENGE is reasonably safe for the intended population and the majority (13 yes, 4 no) agreed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. If we amend our BLA to submit additional data, the FDA may determine to again convene an Advisory Committee to review the amended application. We may not obtain approval of our BLA for Provenge from the FDA because an Advisory Committee advises against it or because the FDA’s view of our BLA differs from that of an Advisory Committee.
Risks Relating to an Investment in Our Common Stock
We are currently subject to certain pending litigation, a stockholder demand and a government investigation and may be subject to similar claims in the future.
     Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington, which name our company, and our chief executive officer and/or certain of our executive officers and members of our board and purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. In addition, we have received a letter from counsel to one of our stockholders demanding our board of directors investigate certain allegations of wrongful disclosure and insider trading stemming from our disclosures regarding our correspondence with the FDA during the first half of 2007 pertaining to the our BLA filed with the FDA for Provenge. A derivative suit has also been filed in the State of Washington against all of the members of our Board of Directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of the Company. We are also the subject of a pending informal inquiry by the New York Regional Office of the SEC, which appears to be related to disclosures regarding our BLA and trading in our stock. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits or the SEC’s investigation. Monitoring and defending against legal actions, whether or not meritorious, and responding to government inquiries and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities is costly. We are not currently able to estimate the possible cost to us from these matters, as these suits and the investigation are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages or fines that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions and/or the SEC inquiry could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.
Our substantial indebtedness could adversely affect our financial condition.
     In June and July 2007, we sold an aggregate of $85.25 million of the Notes, which bear interest annually at the rate of 4.75%. Our substantial indebtedness and debt service requirements annually may adversely impact our business, operations and financial condition in the future. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise additional funds to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves; or

•	limit our ability to borrow additional funds.
Our stockholders may be diluted by the conversion of the Notes.
     In June and July 2007, we sold an aggregate of $85.25 million in principal amount of the Notes. The holders of the Notes may choose at any time to convert their Notes into common stock prior to maturity in June 2014. The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes. The number of shares of common stock issuable upon conversion of the Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the Notes were issued; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount, subject to adjustment for certain changes in capitalization by us. Conversion of the Notes would result in issuance of additional shares of common stock, diluting existing common stockholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”) to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.9 million in proceeds after deducting the Initial Purchaser’s fee. The Notes were issued at the face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as special interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive special interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Indenture, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $207,000 for the quarter ended June 30, 2007.
     The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes, subject to adjustment. There may be an increase in the conversion rate of the Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the Notes. A holder that converts Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the Notes may require us to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. The Indenture contains customary covenants.

     We have entered into a Registration Rights Agreement with the Initial Purchaser. Pursuant to the terms of the Registration Rights Agreement, we agreed, for the benefit of the holders of the Notes, to file with the SEC within ninety (90) days after the original issuance of the Notes and use reasonable best efforts to cause to become effective within one hundred and eighty (180) days after the original issuance of the Notes, a shelf registration statement with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes.
     We intend to use the net proceeds from the sale of the Notes to finance our activities relating to the potential commercialization of Provenge, expand our manufacturing facilities for the commercial production of Provenge, fund ongoing and new clinical trials for Provenge and our other product candidates and for general corporate purposes, including working capital.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 6, 2007 in Seattle, Washington. Of the 83,189,286 shares of common stock outstanding as of the record date, 73,040,945 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:
1.	To elect three directors to hold office for a 3-year term and until their successors are duly elected and qualified, each Director received the votes “for” and “withheld” as set opposite his respective name:

Nominee	For	Withheld
Gerardo Canet	69,192,865	3,848,080
Bogdan Dziurzynski, D.P.A	71,573,197	1,467,748
Douglas G. Watson	69,120,845	3,920,100
Richard B. Brewer, Mitchell H. Gold, M.D., and Ruth B. Kunath will continue as Directors until the 2008 Annual Meeting of Stockholders. Susan B. Bayh, M. Blake Ingle, Ph.D., and David L. Urdal, Ph.D. will continue as Directors until the 2009 Annual Meeting.

2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

Votes
For	72,202,594
Against	579,674
Abstain	258,677
     There were no other matters voted upon at the Annual Meeting.

ITEM 6. EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.1	Purchase Agreement, dated as of June 5, 2007, between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (8)

10.2	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A. (9)

10.3	Registration Rights Agreement, dated as of June 11, 2007 between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 6, 2007, File No. 000-30681

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2007

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

By:	/s/ GREGORY R. COX Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.1	Purchase Agreement, dated as of June 5, 2007, between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (8)

10.2	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A. (9)

10.3	Registration Rights Agreement, dated as of June 11, 2007 between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 6, 2007, File No. 000-30681

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.