Form 10-Q
period 2007-09-30
DENDREON CORP
filed 2007-11-07
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 2, 2007 was 84,569,702.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 90,950	$ 60,964
Short-term investments	30,184	45,492
Restricted cash	1,858	1,440
Prepaid and other current assets	2,087	2,082
Total current assets	125,079	109,978
Property and equipment, net	28,175	30,530
Long-term investments	17,694	14,827
Long-term restricted cash	6,657	7,723
Debt issuance costs and other assets	3,454	585
Total assets	$ 181,059	$ 163,643
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 434	$ 1,503
Accrued liabilities	7,347	6,788
Accrued compensation	4,037	5,312
Deferred revenue	82	95
Current portion of capital lease obligations	967	1,253
Current portion of long-term debt and facility lease obligation	5,874	5,470
Total current liabilities	18,741	20,421
Deferred revenue, less current portion	417	478
Capital lease obligations, less current portion	170	735
Long-term debt, less current portion	3,581	7,879
Facility lease obligation, less current portion	8,289	8,413
Convertible notes	85,250	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 83,013,907 and 81,323,628 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	83	81
Additional paid-in capital	529,267	518,127
Accumulated other comprehensive loss	(41)	(106)
Accumulated deficit	(464,698)	(392,385)
Total stockholders’ equity	64,611	125,717
Total liabilities and stockholders’ equity	$ 181,059	$ 163,643

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$ 112	$ 84	$ 715	$ 187
Operating expenses:
Research and development	13,449	15,754	54,780	56,995
General and administrative	6,364	5,974	20,458	16,634
Total operating expenses	19,813	21,728	75,238	73,629
Loss from operations	(19,701)	(21,644)	(74,523)	(73,442)
Interest income	2,022	1,353	4,744	4,641
Interest expense	(1,551)	(452)	(2,534)	(1,354)
Net loss	$ (19,230)	$ (20,743)	$ (72,313)	$ (70,155)
Basic and diluted net loss per share	$ (0.23)	$ (0.29)	$ (0.88)	$ (0.98)
Shares used in computation of basic and diluted net loss per share	82,965	71,320	82,356	71,236

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	200
Operating Activities:
Net loss	$ (72,313)	$ (70,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,719	2,784
Non-cash stock-based compensation expense	4,149	2,966
Net loss (gain) on sale of fixed assets	42	(15)
Impairment of fixed assets	—	419
Changes in operating assets and liabilities:
Accounts receivable	—	(308)
Prepaid expenses and other assets	119	363
Deferred revenue	(74)	(30)
Accounts payable	(1,069)	769
Accrued liabilities and compensation	(716)	(5,998)
Net cash used in operating activities	(65,143)	(69,205)
Investing Activities:
Purchases of investments	(585,205)	(290,184)
Maturities of investments	597,711	315,170
Purchases of property and equipment	(2,406)	(9,984)
Net cash provided by investing activities	10,100	15,002
Financing Activities:
Proceeds from issuance of debt, net of debt financing costs	82,257	—
Net proceeds from exercise of stock options, warrants and other	6,404	192
Proceeds from release of security deposits associated with debt	648	501
Issuance of common stock under the Employee Stock Purchase Plan	589	408
Proceeds from equipment financing arrangement, net of debt financing costs	—	7,624
Payments on long-term debt	(3,923)	(2,072)
Payments on capital lease obligations	(851)	(1,442)
Payments on facility lease obligation	(95)	(75)
Net cash provided by financing activities	85,029	5,136
Net increase (decrease) in cash and cash equivalents	29,986	(49,067)
Cash and cash equivalents at beginning of year	60,964	81,949
Cash and cash equivalents at end of period	$ 90,950	$ 32,882

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

Dendreon Corporation (unless the context suggests otherwise, “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed the submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) agreed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. We own worldwide commercialization rights for Provenge.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (the “2006 Form 10-K”). The accompanying financial information as of December 31, 2006 has been derived from audited financial statements. Operating results for the three- and nine- month periods ended September 30, 2007 are not necessarily indicative of future results that may be expected for the year ending December 31, 2007 or any other future period.

Net Loss Per Share

    Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“SFAS 128”). Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, our convertible senior subordinated notes and unvested restricted stock from the calculation of diluted net loss per common share because all such securities are antidilutive. Shares excluded from the computation of net loss per share were 14,329,716 and 5,952,427 for the three and nine months ended September 30, 2007 and 2006, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Debt Issuance Costs

Debt issuance costs of approximately $3.0 million relate to our convertible senior subordinated notes issued in June and July of 2007 and are amortized over the life of the related debt. Amortization expense was approximately $105,000 and $124,000 for the three and nine months ended September 30, 2007 and is reported as interest expense.

Accounting for Stock-Based Compensation

We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At September 30, 2007 and December 31, 2006, we had three equity-based employee incentive plans, the 2000 Equity Incentive Plan, the 2002 Broad Based Equity Inventive Plan and the Employee Stock Purchase Plan, which are described more fully in Note 9 in the 2006 Form 10-K. Under SFAS 123R, we recorded stock compensation expense of $1.2 million for the three months ended September 30, 2007 and 2006, of which $705,000 and $700,000, respectively, were included in research and development expense and $539,000 and $487,000, respectively, were included in general and administrative expense. We recorded stock compensation expense of $4.1 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively, of which $2.2 million and $1.7 million, respectively, were included in research and development expense and $1.9 million and $1.3 million, respectively, were included in general and administrative expense.

     SFAS 123R also requires the benefits of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three and nine months ended September 30, 2007 and 2006, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.

     The fair value for stock awards was estimated at the date of grant using the Black – Scholes – Merton (“BSM”) option valuation model with the following weighted average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average estimated fair value	$5.61	$3.02	$2.14	$1.79

Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	93%	81%	124%	80%
Risk-free interest rate(C)	4.7%	4.6%	5.0%	4.7%
Expected life(D)	4.8 years	5.0 years	0.5 years	0.5 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average estimated fair value	$3.29	$3.42	$2.04	$1.86

Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	80%	81%	124%	80%
Risk-free interest rate(C)	4.7%	4.6%	5.0%	4.7%
Expected life(D)	4.6 years	4.9 years	0.5 years	0.5 years
________________

(A)	We have not paid dividends on our common stock in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our common stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)
   The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.

     The following table summarizes our stock option activity during the nine months ended September 30, 2007:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2007	5,664,958	$7.48
Granted	299,337	5.04
Exercised	(1,000,069)	6.55
Forfeited	(474,939)	6.97
Outstanding, September 30, 2007	4,489,287	$7.57	6.76	$6,913,973
Exercisable, September 30, 2007	3,384,884	$8.40	6.14	$3,853,067

    As of September 30, 2007, we had approximately $2.1 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.

Restricted Stock Awards

Restricted stock awards granted generally vest over a four year period; however, in 2006 we granted restricted stock awards with performance conditions to all employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and granted restricted stock awards with service and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees will vest 50% upon one year of service from the grant date and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $5.1 million relating to these performance conditions.

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2007:

	2007
		Weighted Average
	Stock Awards	Grant Date Fair Value
Outstanding at beginning of period	1,106,160	$3.63
Granted	1,014,354	6.00
Vested	(483,389)	4.47
Forfeited or expired	(89,486)	4.21
Outstanding at end of period	1,547,639	$5.88

As of September 30, 2007 we had approximately $7.4 million in total unrecognized compensation expense related to our restricted stock awards, which includes $2.3 million of compensation expense that is to be recognized over a weighted average period of approximately one year and $5.1 million of compensation expense that is subject to certain performance conditions.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through September 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

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

New Accounting Standards Not Yet Adopted

In July 2007, FASB’s Emerging Issues Task Force (“EITF”) Issued 07-03, “Accounting for Advance Payments for Goods or Services to be received for use in Future Research and Development Activities” (“EITF 07-03”). The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. We do not expect the adoption of EITF 07-03 to have a material impact on our financial position or results of operations.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in September 2006. The new standard provides guidance on the use of fair value measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

We are in the process of evaluating the two new fair value standards, which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first calendar quarter of 2008.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2007	2006
Furniture and office equipment	$ 1,252	$ 1,260
Laboratory and manufacturing equipment	10,731	9,259
Computer equipment and software	9,496	9,308
Leasehold improvements	15,676	4,526
Buildings	1,730	—
Construction in progress	9,796	22,120
	48,681	46,473
Less accumulated depreciation and amortization	(20,506)	(15,943)
	$ 28,175	$ 30,530

Included in leasehold improvements at September 30, 2007 is $11.1 million, which represents the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, Hanover Township, New Jersey (the “Facility”) for service, which we completed in September 2006. We commenced production of Provenge for clinical use in February 2007. At September 30, 2007, the $9.8 million in construction in progress includes $7.7 million related to the remaining portion of the capitalized amount of the Facility, $1.8 million in software and $239,000 in manufacturing equipment. The $7.7 million in construction in progress at September 30, 2007, related to the Facility, includes $598,000 in capitalized interest.

5.           ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2007	2006
Clinical trial costs	$ 2,161	$ 2,699
Accrued Legal Fees	1,512	249
Accrued interest expense	1,185	—
Deferred rent	598	667
Antigen manufacturing	390	350
Construction in progress	71	210
Other accrued liabilities	1,430	2,613
	$ 7,347	$ 6,788

6.            CONVERTIBLE SENIOR NOTES

    On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”) to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st.  In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.1 million and $1.3 million for the three and nine months ended September 30, 2007, respectively.

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

We have identified the embedded derivatives associated with the Notes and are accounting for these embedded derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance. These embedded derivatives meet certain criteria and are not required to be accounted for separately from the Notes.

The fair value of the Notes at September 30, 2007 was approximately $79.2 million based on the last trading price in September.

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

7.           COMMITMENTS AND CONTINGENCIES

    On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of September 30, 2007 is to pay Diosynth approximately $12.5 million upon the delivery of commercial scale antigen.

Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff.  The lead plaintiff has indicated that he intends to designate the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint.

 On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to our BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors is evaluating a response to the letters.

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al..  The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint.

Management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.

On July 9, 2007, we received a letter from the New York Regional Office of the Securities and Exchange Commission (the “SEC”) dated July 3, 2007, notifying the Company of an informal inquiry which appears to be related to disclosures regarding the approval process for Provenge and trading in the Company’s stock. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. We are cooperating fully, and intend to continue to cooperate fully, with the SEC staff and respond to the staff’s request for information. We do not intend to comment on any aspect of the inquiry or possible outcomes until the inquiry is completed.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net loss	$ (19,230)	$ (20,743)	$ (72,313)	$ (70,155)
Net unrealized gain on securities	51	242	65	201
Comprehensive loss	$ (19,179)	$ (20,501)	$ (72,248)	$ (69,954)

 9.            RESTRUCTURING

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18% or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses.  In September 2007, we incurred additional restructuring costs of approximately $499,000, $202,000 of which were recognized on the date the restructuring was communicated, and $297,000 of which is based on continuing service by employees and will be recognized throughout the remainder of the year. Substantially all costs related to the September 2007 restructuring costs will be recognized as research and development.
Restructuring Charges (in thousands)	Severance and outplacement costs	Contract termination costs	Stock compensation costs	Total
Balance as of March 31, 2007	$ —	$ —	$ —	$ —
Accrued in Second Quarter 2007	1,440	300	199	1,939
Payments made in Second Quarter 2007	(1,118)	—	(199)	(1,317)
Balance as of June 30, 2007	322	300	—	622
Accrued in Third Quarter 2007	191	—	—	191
Payments made in Third Quarter 2007	(276)	(300)	—	(576)
Balance as of September 30, 2007	$ 237	$ —	$ —	$ 237

10.           SUBSEQUENT EVENTS

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”).  Pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock  over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Purchase Agreement.  We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period.

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

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures made under the caption, “Risk Factors,” set forth in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (“2006 Form 10-K”), and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Form 10-K.

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

We have incurred significant losses since our inception. As of September 30, 2007, our accumulated deficit was $464.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. We own worldwide commercialization rights for Provenge.

            We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved by the U.S. Food & Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities.

In September 2005, we announced plans to submit our biologics license application (our “BLA”) to the FDA to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis.

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

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. This resulted in immediate personnel reductions of approximately 18% of our total workforce, or the elimination of approximately 40 positions. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study during the second half of  2008.

    The Special Protocol Assessment for the IMPACT study, as amended in September 2005, elevated survival to the primary endpoint. Men with asymptomatic or minimally symptomatic disease were eligible for the study. We completed the target enrollment of 500 patients in the IMPACT study during October 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We make judgments and estimates based upon assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates and assumptions are detailed below. We consider an accounting estimate to be critical if it requires assumptions to be made that are uncertain at the time the estimate is made and changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48 and through September 30, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

Commensurate with our adoption of FIN 48 we reviewed the utilization of our net operating losses (“NOLs”) and Research and Development (“R&D”) credit carryforwards. As a result, certain federal and state tax attributes acquired in 2003 are subject to substantial limitation. NOLs of $144 million and $70 million, respectively, and R&D credits of $7.2 million and $4.1 million, respectively, are subject to substantial annual limitations due to ownership changes that occurred, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

New Accounting Standards Not Yet Adopted

In July 2007, FASB’s Emerging Issues Task Force (“EITF”) Issued 07-03, “Accounting for Advance Payments for Goods or Services to be received for use in Future Research and Development Activities” (“EITF 07-03”). The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The Company does not expect the adoption of EITF 07-03 to have a material impact on its financial position or results of operations.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in September 2006. The new standard provides guidance on the use of fair value measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

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

We are in the process of evaluating the two new fair value standards, which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first calendar quarter of 2008.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenue

Revenue increased to $112,000 for the three months ended September 30, 2007, compared to $84,000 for the three months ended September 30, 2006. Revenue increased to $715,000 for the nine months ended September 30, 2007, compared to $187,000 for the nine months ended September 30, 2006. The three and nine month increase was primarily due to revenue related to the sale of certain intellectual property in 2007. Our revenue in 2007 and 2006 also includes recognition of deferred revenue related to two license agreements.

Research and Development Expenses

Research and development expenses decreased to $13.4 million for the three months ended September 30, 2007, from $15.8 million for the three months ended September 30, 2006. Research and development expenses decreased to $54.8 million for the nine months ended September 30, 2007 from $57.0 million for the nine months ended September 30, 2006. The three month decrease was primarily due to decreased clinical development costs of $1.2 million, decreased outside service costs of $904,000 and decreased lab expenses of $274,000 due to decreased headcount. The nine month decrease was primarily due to decreased contract manufacturing costs of $2.5 million and decreased outside service costs of $1.5 million offset by increased administrative costs of $674,000, increased facility related costs of $608,000 associated with our Morris Plains, Hannover Township, New Jersey manufacturing facility (the “Facility”) and increased stock compensation costs of $518,000 mainly related to the vesting of restricted stock awards.

Financial data from our research and development-related activities is compiled and managed by us as clinical programs and discovery research. Our research and development expenses for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Clinical programs:
Direct costs	$ 3.2	$ 4.2	$ 19.8	$ 22.4
Indirect costs	9.4	10.6	32.8	31.1
Total clinical programs	12.6	14.8	52.6	53.5
Discovery research	0.8	1.0	2.2	3.5
Total research and development expense	$ 13.4	$ 15.8	$ 54.8	$ 57.0
Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, rent, restructuring charges, stock based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.

General and Administrative Expenses

General and administrative expenses increased to $6.4 million for the three months ended September 30, 2007, compared to $6.0 million for the three months ended September 30, 2006. General and administrative expenses increased to $20.5 million for the nine months ended September 30, 2007, compared to $16.6 million for the nine months ended September 30, 2006. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The three month increase was primarily attributable to increased legal fees of $1.4 million related to current legal proceedings and increased facility related costs of $397,000 associated with the Facility offset by decreased consulting and marketing fees of $1.2 million related to delayed preparation for the commercialization of Provenge and other decreased administrative costs of $147,000 mainly due to decreased headcount. The nine month increase was primarily attributable to increased facility related costs of $1.4 million associated with the Facility, increased legal fees of $1.2 million related to current legal proceedings, increased non-cash stock compensation of $628,000 and increased salaries and wages costs mainly related to the May 2007 restructuring.

Interest Income

Interest income increased to $2.0 million for the three months ended September 30, 2007 from $1.4 million for the three months ended September 30, 2006. Interest income increased to $4.7 million for the nine months ended September 30, 2007 from $4.6 million for the nine months ended September 30, 2006. The three and nine month increases in 2007 were primarily due to higher average interest rates and a higher average cash balance due to the proceeds from our convertible debt.

Interest Expense

Interest expense increased to $1.6 million for the three months ended September 30, 2007 from $452,000 for the three months ended September 30, 2006. Interest expense increased to $2.5 million for the nine months ended September 30, 2007 from $1.4 million for the nine months ended September 30, 2006. The three and nine month increases in 2007 were primarily due to an increase in the average debt balance in 2007 as compared to 2006, partially offset by the capitalization of $229,000 in interest costs related to the construction of the Facility during the three months ended March 31, 2007. We expect interest expense to continue at current levels due to the recent issuance of our convertible debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses

  As of September 30, 2007, we had approximately $138.8 million in cash, cash equivalents and short- and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaboration agreements, interest income earned and debt instruments including our recent sale of convertible senior notes.

Net cash used in operating activities for the nine months ended September 30, 2007 and 2006 was $65.1 million and $69.2 million, respectively. For both periods the expenditures were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At September 30, 2007, our aggregate investment in equipment and leasehold improvements was $39.2 million.

As of September 30, 2007, we anticipate that our cash on hand, including our cash equivalents, short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:

•	costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	working capital needs;

•	costs associated with hiring additional specialized personnel;

•	supporting clinical trials of Provenge and for our other products under development;

•	operating and expanding the Facility; and

•	continuing our internal research and development programs.

Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds through sales of common stock, debt securities or borrowings, or otherwise, should we need them, we may be required to delay, reduce or eliminate some of our development programs and some of our clinical trials and this could adversely impact our commercialization efforts for Provenge.

Construction and Facility Expenses

On August 22, 2007, we entered into the third amendment to our lease agreement with ARE – 3005 First Avenue, LLC. The amendment extends the lease on our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet for an additional three years. The annual base rent for the extended lease term is approximately $2.8 million, which is to be increased annually between three to six percent, approximating the Seattle area CPI-index. This extension shall commence immediately upon the expiration of the current lease term, which is scheduled to expire December 31, 2008. The extended lease term expires December 31, 2011, although we have the option to extend the term for an additional five years.

 On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit the Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit, which was recorded as long-term restricted cash on our consolidated balance sheet as of September 30, 2007. In addition to the letter of credit, the restricted cash balance included a collateral amount of $164,000, which was required by Wells Fargo, the bank that issued the letter of credit on our behalf.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.

Under several leases with GE Life Sciences and Technology Financings, we have financed $3.4 million of leasehold improvements, laboratory, computer and office equipment. In addition, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of September 30, 2007 was approximately $1.2 million.

Production and Supply Expenses

On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen was placed on the same day and commenced production in January 2007. Our current obligation as of September 30, 2007 is to pay Diosynth approximately $12.5 million upon the delivery of commercial scale antigen.

Financings from the Sale of Securities

We have received net proceeds of $248.4 million from the sale of equity securities since January 1, 2004. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs. As of September 30, 2007, $53.2 million of common stock is available to be sold under our registration statement filed in August 2005, declared effective in October 2005. We filed a shelf registration statement in March 2007 with the SEC to sell up to $146.8 million of our common stock, preferred stock, warrants and debt securities from time to time, which was declared effective in May 2007.

On June 11, 2007, we sold $75.0 million of 4.75% Convertible Senior Subordinated Notes due June 2014 (the “Notes”) to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional  interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes.  In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of 1.1 million and $1.3 million for the three and nine months ended September 30, 2007, respectively.

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

The Company has identified the embedded derivatives associated with the Notes and is accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance. These embedded derivatives meet certain criteria and are not required to be accounted for separately from the Notes.

The fair value of the Notes at September 30, 2007 was approximately $79.2 million based on the last trading price in September.

 On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”).  We  entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock  over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period.

Our long-term contractual obligations at September 30, 2007 were as follows (in thousands):

Contractual Commitments	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Convertible senior subordinated notes (including interest)	$112,415	$4,049	$8,099	$8,099	$92,168
Facility lease obligation (including interest)	14,717	801	1,697	1,826	10,393
Contractual commitments	12,908	12,908	—	—	—
Debt obligations (including interest)	10,142	6,345	3,797	—	—
Operating leases	16,543	3,205	6,731	4,204	2,403
Capital lease obligations (including interest)	1,238	1,029	209	—	—
Unconditional purchase obligations	190	190	—	—	—
	$168,153	$28,527	$20,533	$14,129	$104,964

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On June 11, 2007, we sold $75.0 million of the Notes, and on July 11, 2007 we sold an additional $10.25 million of the Notes. The Notes contain various embedded derivatives. We are accounting for the embedded derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance. The embedded derivatives meet certain criteria and are not required to be accounted for separately from the Notes. Certain of the embedded derivatives must be evaluated quarterly and should they fail to continue to meet specific criteria, they may need to be accounted for at fair value separate from the Notes.

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

As of September 30, 2007, we had short-term investments of $30.2 million and long-term investments of $17.7 million. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short- and long-term investments as of September 30, 2007, assuming a 100 basis point increase in market interest rates, would decrease by approximately $106,000, which would not materially impact our operations. We limit our exposure to adjustable interest rates on our financings by capping the interest rate at a fixed amount.

ITEM 4.                   CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 ) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

During the third quarter of fiscal 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff.  The lead plaintiff has indicated that he intends to designate the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint.

On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors is evaluating a response to the letters.

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al..  The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint.

Management currently believe that resolving these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.

On July 9, 2007, we received a letter from the New York Regional Office of the Securities and Exchange Commission (the “SEC”) dated July 3, 2007, notifying the Company of an informal inquiry which appears to be related to disclosures regarding the approval process for Provenge and trading in the Company’s stock. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. We are cooperating fully, and intend to continue to cooperate fully, with the SEC staff and respond to the staff’s request for information. We do not intend to comment on any aspect of the inquiry or possible outcomes until the inquiry is completed.

In addition, we are a party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on our business.

ITEM 5.	OTHER INFORMATION

We amended our bylaws effective November 2, 2007. The changes affect only Article VII of our amended and restated bylaws filed as an exhibit hereto, and (i) reflect the our eligibility for entry into the Depositary Trust Company's direct registration system implemented following rules adopted by the SEC in August of this year and (ii) will allow stockholders to hold interests in uncertificated shares.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Amendment Number One to Amended and Restated Bylaws, adopted November 2, 2007.

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.1	Purchase Agreement, dated as of June 5, 2007, between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (8)

10.2	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A. (9)

10.3	Registration Rights Agreement, dated as of June 11, 2007 between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (10)

10.4	Third Amendment to Lease Agreement between Dendreon Corporation and ARE – 3005 First Avenue, LLC. (11)

10.5	Amended and Restated 2000 Employee Stock Purchase Plan 2007 Offering. (12)

10.6	Common Stock Purchase Agreement, dated as of October 11, 2007 between Dendreon Corporation and Azimuth Opportunity, Inc. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

  (2)     Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 6, 2007, File No. 000-30681

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(11) Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007, File No. 000-30681.

(12) Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007, File No. 000-30681.

(13) Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 12, 2007, File No. 000-30681.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2007

DENDREON CORPORATION
By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer
By:	/s/ GREGORY T. SCHIFFMAN
Gregory T. Schiffman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
By:	/s/ GREGORY R. COX
Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

3.3	Amended and Restated Bylaws. (3)

3.4	Amendment Number One to Amended and Restated Bylaws, adopted November 2, 2007

4.1	Specimen Common Stock Certificate. (4)

4.2	Certificate of Designation of Series A Junior Participating Preferred Stock. (5)

4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002. (6)

4.4	Form of Right Certificate. (7)

10.1	Purchase Agreement, dated as of June 5, 2007, between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (8)

10.2	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A. (9)

10.3	Registration Rights Agreement, dated as of June 11, 2007 between Dendreon Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (10)

10.4	Third Amendment to Lease Agreement between Dendreon Corporation and ARE – 3005 First Avenue, LLC. (11)

10.5	Amended and Restated 2000 Employee Stock Purchase Plan 2007 Offering. (12)

10.6	Common Stock Purchase Agreement, dated as of October 11, 2007 between Dendreon Corporation and Azimuth Opportunity, Inc. (13)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681.

  (2)     Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 6, 2007, File No. 000-30681

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(11) Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007, File No. 000-30681.

(12) Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007, File No. 000-30681.

(13) Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 12, 2007, File No. 000-30681.