Form 10-K
period 2007-12-31
DENDREON CORP
filed 2008-03-12
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON (Address of principal executive offices)	98121 (Zip Code)

(206) 256-4545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2007, as reported on the National Association of Securities Dealers Automated Market, was $529,979,647.

As of March 3, 2008, the registrant had outstanding 85,215,613 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 29, 2008 with the Securities and Exchange Commission in connection with the registrant’s 2008 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our goal is to develop innovative cancer treatments that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. Upon the receipt of positive interim of final analysis of survival, we intend to amend our BLA. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009. We own worldwide commercialization rights for Provenge.

Product Candidates Overview

The following table summarizes the target indications and status of our product candidates in development.

Product Candidate	Target Indication(s)	Status

Product Candidates in Clinical Trials
Provenge (sipuleucel-T)	Androgen-independent prostate cancer	Phase 3 (D9901) complete
	Androgen-independent prostate cancer	Phase 3 (D9902A) complete
	Androgen-independent prostate cancer	Phase 3 (D9902B) ongoing
	Androgen-dependent prostate cancer	Phase 3 (P-11) ongoing
	Androgen-dependent prostate cancer	Phase 2 (P-16) complete
	Androgen-dependent prostate cancer	Phase 2 (D9905) complete
Neuvengetm (lapuleucel-T)	Breast cancer	Phase 1 (2000-1) complete
	Breast, ovarian and colon cancer	Phase 1 (2000-2) complete

Product Candidates in Research and Development

Immunotherapy Targets

CEA	Breast, lung and colon cancer	Preclinical
CA-9 (MN)	Kidney, colon and cervical cancer	Preclinical
Monoclonal Antibody
Anti-Serine Protease (in collaboration with Amgen Fremont, Inc.)	Multiple cancers	Preclinical
Small Molecule Trp-p8	Lung, breast, prostate and colon cancer	Preclinical

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

Antigen Identification.  Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase (“PAP”) which is found in approximately 95 percent of all prostate cancers. The antigen target for Neuvenge, our active immunotherapy for breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen and carbonic anhydrase 9. We discovered the tumor antigen trp-p8 and we are presently utilizing this protein for drug development.

Antigen Engineering.  We engineer antigens to produce proprietary active immunotherapies. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our proprietary Antigen Delivery Cassettetm.

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

Provenge (sipuleucel-T)

Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed the submission of our BLA to the FDA for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The FDA’s Advisory Committee review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009.

The following table summarizes the survival results of the Provenge studies:

			Studies 1 and 2
	Study 1 (D9901)	Study 2 (D9902A)	Integrated
	N = 127	N = 98	N = 225

Median Survival in months:
Provenge	25.9	19.0	23.2
Placebo	21.4	15.7	18.9

Median Survival Benefit: % (months)	21% (4.5)	21% (3.3)	23% (4.3)

Hazard Ratio	1.7	1.3	1.5
p-value (log rank)	P=0.010	p=0.331	p=0.011

Hazard Ratio	2.1	1.9	1.8
p-value (Cox regression)	P=0.002	p=0.023	p=0.0006

36-Month Survival: % (patients)
Provenge	34%(28)	32%(21)	33%(49)
Placebo	11%(5)	21%(7)	15% (12)

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

Market for Provenge and Treatment Protocol

The American Cancer Society estimates that in 2008 approximately 186,320 new cases of prostate cancer will be diagnosed in the United States, and approximately 28,660 men are expected to die of prostate cancer. Our Provenge clinical studies submitted in support of our BLA have primarily targeted asymptomatic and minimally symptomatic, metastatic, androgen-independent, also known as hormone refractory, prostate cancer. Androgen-independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones.

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

To be effective, cancer therapies must eliminate or control the growth of the cancer. Taxotere® (docetaxel) is a chemotherapy drug and it is the only FDA-approved drug that has been proven to prolong survival of androgen-independent prostate cancer patients. However, chemotherapy drugs are generally administered over the course of a number of months and may have significant side effects, including hair loss, fatigue, vomiting, and detrimental gastrointestinal effects.

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

In 2002, an analysis of the primary endpoint in trial D9901 demonstrated a 31 percent reduction in the risk of disease progression for patients who received Provenge compared to patients who received placebo. At 6 months following randomization, 31.9 percent of patients receiving Provenge were progression free compared to 13.3 percent of patients in the placebo arm. This analysis closely approached but did not achieve statistical significance. We completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21 percent improvement (p-value = 0.01, hazard ratio = 1.7). This hazard ratio implies that patients who received placebo have a relative risk of dying that is 70 percent higher than that of patients who received Provenge. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. These results were published in the July 2006 issue of the Journal of Clinical Oncology. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that treatment with Provenge remained a strong independent predictor of survival after adjusting for prognostic factors; patients who received placebo had a relative risk of dying more than twice as high as that of patients who received Provenge (p-value = 0.002, adjusted hazard ratio= 2.1). Recent additional analyses have demonstrated an improvement in prostate cancer specific survival for Provenge treated patients (p-value = 0.002; hazard ratio = 2.0). In addition, there is no evidence to suggest an imbalance in the use or delay in the timing of chemotherapy in the placebo arm relative to the Provenge arm. We have also demonstrated a correlation between overall survival and cumulative final product CD54 upregulation, a measure of antigen presenting cell activation which serves as the potency assay for Provenge. The survival benefit observed in the D9901 study was the primary basis of our BLA filing with the FDA.

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

An integrated analysis of the survival data from these two companion Phase 3 clinical studies, D9901 and D9902A, showed a significant survival benefit in the overall intent-to-treat population of 225 patients. In this analysis, those patients who received Provenge had a median survival of 23.2 months compared to 18.9 months for patients in the placebo arm (p-value = 0.011; hazard ratio = 1.5). A Cox multivariate regression analysis of the integrated data for overall survival also met the criteria for statistical significance (p-value = 0.0006; adjusted hazard ratio = 1.8). In addition, at the three-year final follow up, 33 percent of patients who received Provenge were alive compared to only 15 per cent of the patients who received placebo. In both studies, Provenge was generally well tolerated. In controlled clinical trials, the most common adverse reactions associated with Provenge were chills, fever, headache, fatigue, shortness of breath, vomiting and tremor. These events were primarily grade 1 and 2, with a short duration of 1 to 2 days around the time of infusion. Less than 2 percent of patients were not able to receive a full course of Provenge (3 infusions) due to treatment-related adverse reactions.

Clinical Trial — D9902B.  In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The IMPACT study was initiated in June 2003 under an SPA for the treatment of men with metastatic, androgen-independent prostate cancer whose tumors had been classified as Gleason score 7 or less. The SPA provides a written agreement with the FDA concerning the trial design and outlines definitive clinical objectives and data analyses. Based upon results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and amended the D9902B SPA to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. The primary endpoint of the study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. On May 29, 2007, the FDA confirmed that it will accept either a positive interim or positive final analysis of overall survival from the IMPACT study to amend the BLA and support licensure for Provenge. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the SPA for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009.

Other Provenge Clinical Trials in Early-Stage Prostate Cancer

Clinical Trial — P-11.  In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROvenge Treatment and Early Cancer Treatment) (“P-11”), clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of Provenge in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, an analysis of prostate-specific antigen doubling time (“PSADT”) calculated from 90 days following randomization to biochemical failure or the initiation of systemic therapy demonstrated a 35 percent prolongation in PSADT for patients who received Provenge compared to placebo (p = 0.046). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. These data were presented at the American Society of Clinical Oncology meeting in June of 2007. Per protocol, patients will continue to be followed for the clinical endpoints of distant failure and overall survival. The data from the patients in this study supplemented our overall safety database for Provenge as part of our BLA submission for men with advanced androgen-independent prostate cancer.

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

Product Candidates in Research and Development

Active Immunotherapies and Immunotherapy Targets

Neuvenge (lapuleucel-T).  Neuvenge is our investigational active immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. Results from a Phase 1 study of Neuvenge showed that treatment with Neuvenge stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. The study concluded that Neuvenge was feasible, well-tolerated and showed primary evidence of anti-cancer activity. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. We are evaluating future development plans for Neuvenge.

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

Anti-Serine Protease Monoclonal Antibodies

We have therapeutic monoclonal antibodies directed to a serine protease for the treatment of cancer in preclinical development. Proteases are proteins that act as molecular scissors to cleave other proteins to activate or inactivate them, and are responsible for regulating normal cellular function. Maintaining normal health requires that the activity of proteases be tightly controlled. Excessive or deficient protease activity underlies many serious diseases in humans, including cancer.

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

Our collaboration with Amgen Fremont has yielded an anti-serine protease monoclonal antibody that appears to inhibit metastases in animal models of B-cell lymphoma.

Small Molecules

Trp-p8.  Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and chemotherapeutics, are small molecules. Trp-p8, the protein encoded by the trp-p8 gene, is an ion channel. It was identified through our internal antigen discovery program. A patent on the gene encoding trp-p8 was issued to us in 2001. In normal human tissues, trp-p8 is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. A study found it to be present in 100 percent of prostate cancers and approximately 71 percent of breast cancers, 93 percent of colon cancers and 80 percent of lung cancers. Ion channels like trp-p8 may be an attractive target for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the trp-p8 ion channel and induced cell death (apoptosis). The small molecule agonists are orally bioavailable and the lead molecule is undergoing final preclinical evaluation in anticipation of an Investigational New Drug application to be filed with the FDA for clinical evaluation of the lead molecule in cancer patients.

Collaborations

Genentech, Inc.

Under our collaboration agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of potential products derived from trp-p8, Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program.

Amgen Fremont, Inc.

Under the terms of our collaboration with Amgen Fremont, Inc., Amgen Fremont agreed to use its human antibody technologies to generate and select antibodies against a membrane-bound serine protease. Both Dendreon and Amgen Fremont have the right to co-develop and commercialize, or, if co-development is not elected, to solely develop and commercialize, any antibody product candidates discovered during the collaboration. To date, the Amgen Fremont collaboration has yielded a drug candidate that appears to inhibit metastases in animal models of B-cell lymphoma and a patent application covering such candidate has been filed in the United States and in selected foreign jurisdictions.

Manufacturing and Commercial Infrastructure

Final manufacture of Provenge for our clinical trials is currently conducted at a pilot manufacturing facility we operate in Seattle, Washington, and at our manufacturing facility in Morris Plains, New Jersey.

We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current Good Manufacturing Practices (“cGMP”). Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc. (“Diosynth”) in March 2001. Pursuant to the agreement, Diosynth completed conformance runs for the manufacturing process for the antigen in July 2006. On December 22, 2005, we entered into a long-term supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007 and we began to receive antigen pursuant to this order in November 2007.

To support our commercialization efforts, including the potential commercialization of Provenge, we have invested in manufacturing facilities and related operations. The initial build-out of our 158,242 square foot commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) was completed in July 2006. The lease term of the Facility is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, upon the same terms and conditions except for rent, which adjusts to market rate.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We plan to use third party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

The manufacture of our active cellular immunotherapy candidates, such as a dose of Provenge, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, processed and returned to a health care provider for infusion into the patient. We rely upon blood banks, hospitals and other health care providers to perform leukapheresis for our clinical trials. We have agreements with Puget Sound Blood Center and New York Blood Center to act as providers of commercial leukapheresis services. We are actively pursuing commercial arrangements with other vendors in order to have an established network of commercial leukapheresis suppliers in place prior to commercial launch of Provenge.

The patient cells derived from the leukapheresis process are transported to a manufacturing facility where final manufacturing of Provenge occurs before it is then transported to a health care provider for infusion into the patient. For our clinical trials, we use commercial carriers to fulfill these transportation needs and it is anticipated that such carriers will be sufficient to fulfill our commercial transportation needs.

Our transportation network, manufacturing facilities, leukapheresis providers, and physician infusion centers will be linked with an information technology scheduling solution, currently in development, that allows for timely, efficient and cost effective production and timely delivery of Provenge on a commercial basis, assuming Provenge is approved for sale. We have completed the design and build-out of the information technology infrastructure and systems required for the commercial launch of Provenge. We may rely on one or more third party contractors to assist in the rapid expansion and scale of these systems upon the approval of Provenge.

Supplies and Raw Materials

We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have entered into a long-term contract with Diosynth for production of the antigen used in the preparation of Provenge, which relationship is not readily replaceable. Should the FDA approve Provenge as a marketable product, any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of the antigen, it is uncertain whether alternative sources could be developed.

Research and Development

We devote significant resources to research and development programs directed at discovering new products such as Provenge. On December 31, 2007, we employed 141 individuals in research and development functions. Our costs associated with research and development expenses were $76.5 million in 2007, $74.1 million in 2006 and $65.9 million in 2005.

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

We also rely on trade secrets and know-how that we seek to protect, in part, by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many entities, including pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc., is developing a prostate cancer therapeutic that could potentially compete directly or indirectly with Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere(R) (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, which may be in direct competition with us.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	Our ability to meet all necessary regulatory requirements to advance Provenge through the FDA approval process and our other product candidates through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	our ability to manufacture Provenge and other products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to meet demand for Provenge and for our other products, if approved for sale;

•	our ability to secure reimbursement for Provenge and our other product candidates,

•	the price of Provenge and that of other products we may develop and commercialize relative to competing products;

•	our ability to recruit, train, retain, manage and motivate our employees;

•	our ability to accurately forecast and meet demand for our product candidates if regulatory approvals are achieved;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network and other operational and financial systems necessary to support our increased scale; and

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.

Competition among products approved for sale will be based upon, among other things, efficacy, reliability, product safety, price and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

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

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like Provenge, a biologics license application. Under federal law, the submission of most new drug applications is subject to a substantial application user fee, currently $1,178,000, and the manufacturer and sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently $65,030 per product and $392,700 per establishment. These fees are typically increased annually.

The FDA reviews this application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. Under goals established in connection with the Prescription Drug User Fee Act IV, the FDA has committed to reviewing standard biologics license application in 10 months and priority biologics license applications in six months.

The FDA may, during its review of a biologics license application, ask for additional test data and/or the conducting of additional clinical trials. Alternatively, the FDA may request such information upon completion of its review in the form of a complete response letter. A second review clock of six or two months duration begins when the applicant responds to the complete response letter with an amendment that addresses all issues raised in the complete response letter. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

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

Fast Track Designation/ Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission.

The Modernization Act provides that the FDA can base approval of a marketing application for a Fast Track product on an effect on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may condition approval of an application for a Fast Track product on a commitment to do post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and require prior review of all promotional materials. In addition, the FDA may withdraw approval of a Fast Track product in an expedited manner on a number of grounds, including the sponsor’s failure to conduct any required post-approval study in a timely manner.

Ongoing Regulatory Requirements

Before approving a biologics license application, the FDA will inspect the facilities at which the product is manufactured (including both those of the sponsor and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with cGMP regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The labeling, advertising, promotion, marketing and distribution of a prescription drug or biologic product also must be in compliance with FDA requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

Anti-Kickback, False Claims Laws & The Prescription Drug Marketing Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

EMPLOYEES

As of February 29, 2008, we had 194 employees. None of our employees is subject to a collective bargaining agreement or represented by a union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Dendreon Targeting Cancer, Transforming Livestm, Provenge®, Neuvengetm and the Antigen Delivery Cassettetm are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

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

The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Provenge and our other investigational active cellular immunotherapies are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Provenge and our other active immunotherapy products under development.

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

Data from our completed clinical trials and from our ongoing Phase 3 D9902B IMPACT study may not be sufficient for approval by the FDA for Provenge or our other product candidates. The ongoing clinical trials of Provenge or our other product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

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

If we fail to complete or experience delays in our ongoing clinical trial for Provenge, our ability to conduct our business as currently planned could materially suffer. Our development costs will increase if we are required to complete additional or larger clinical trials for Provenge prior to FDA approval or with respect to other product candidates. If the delays or costs are significant, our financial results and our ability to commercialize Provenge or our other product candidates will be adversely affected.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. We have in the past experienced some difficulty in enrollment in our clinical trials due to the criteria specified for eligibility for these trials, and we may encounter these difficulties in our ongoing clinical trials for Provenge or our other product candidates.

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

If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

We must expand our operations to commercialize our products, and we may encounter unexpected costs or difficulties.

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to further invest in our manufacturing facilities and information technology systems, develop a distribution network and hire additional personnel related to these functions. In July 2006, we completed the initial phased build-out of the Facility that will provide manufacturing capabilities and related supporting facilities, as well as clean rooms. In February 2007, we began production of Provenge at this facility for clinical use. We will also need to add quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, which may strain our existing managerial, operational, financial and other resources.

We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of products in commercial quantities. If we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or retain a third party to provide sales, marketing or distribution resources.

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

At December 31, 2007, we had an accumulated deficit of $491.6 million. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, marketing and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales until and unless the FDA approves Provenge for commercial sale. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and losses will continue to cause our stockholders’ equity and working capital to decrease.

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

It is expensive to develop and commercialize cancer immunotherapy, monoclonal antibody and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

•	the costs of developing the manufacturing, marketing and other supporting resources and systems to support FDA approval of Provenge;

•	our timetable and costs for the development of marketing, manufacturing, information technology and other necessary infrastructure and preparatory activities related to the commercialization of Provenge;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the introduction of competing products and other adverse market developments; and

•	whether we enter into a collaboration for the commercialization of Provenge.

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. If we raise additional funds by issuing equity or equity-linked securities, further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

Our substantial indebtedness could adversely affect our financial condition.

In June and July 2007, we sold an aggregate of $85.25 million in convertible senior subordinated notes (the “Notes”), which bear interest annually at the rate of 4.75 percent. Our substantial indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise additional funds to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves;

•	limit our ability to borrow additional funds; or

•	increase our difficulty in obtaining equity financing.

Our stockholders may be diluted by the conversion of our outstanding convertible notes.

The holders of the Notes may choose at any time to convert their Notes into common stock prior to maturity in June 2014. The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes. The number of shares of common stock issuable upon conversion of the Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the Notes were issued; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount, subject to adjustment for certain changes in capitalization by us. Conversion of our Notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

We may elect to issue additional shares of our common stock or other securities that may be convertible into our common stock, which could result in further dilution to our existing stockholders.

The Notes may be exchanged for shares of our common stock upon certain conditions. In addition, we may sell from time to time up to $200 million in a combination of common stock, preferred stock, warrants to purchase securities and debt securities, any of which may be convertible or exchangeable for another security, under existing shelf registration statements. On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 18-month term of the Purchase Agreement. Future sales of our common stock will depend primarily on the market price of our common stock, the terms we may receive upon the sale of debt or convertible securities, the interest in our company by institutional investors and our cash needs. In addition, we may register additional securities with the SEC for sale in the future. Each of our issuances of common stock or securities convertible into common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

Risks Related to Regulation of our Industry

The industry within which we operate and our business is subject to extensive regulation, which is costly, time consuming and may subject us to unanticipated delays.

Our business, including preclinical studies, clinical trials and manufacturing, is subject to extensive regulation by the FDA and comparable authorities outside the United States. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of a potential product. The FDA regulates preclinical studies under a series of regulations called the Good Laboratory Practices. If we violate these regulations, the FDA, in some cases, may not accept the studies and require that we replicate those studies.

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

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have no commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge and its components and our other product candidates. In July 2006, we completed the initial phase of the build out for the Facility, which includes commercial manufacturing space. In February 2007, we began production of Provenge at the Facility for clinical use. We must hire and train a significant number of employees and comply with applicable regulations for our facilities, which are extensive. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could harm our business. Expansion of our production capabilities or facilities might also require reexamination of our manufacturing processes.

We may need to demonstrate that Provenge manufactured at the Facility is comparable to Provenge used in clinical trials.

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

Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our financial results.

We rely on single source vendors for some key components for our active immunotherapy candidates, which could impair our supply of such product.

We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have entered into a long-term contract with Diosynth for production of the antigen used in the preparation of Provenge, which relationship is not readily replaceable. Should the FDA approve Provenge as a marketable product, any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of the antigen, it is uncertain whether alternative sources could be developed.

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

There are products currently under development by others that could compete with Provenge or other products that we are developing. For example, Cell Genesys, Inc., is developing a prostate cancer therapeutic that could potentially compete directly or indirectly with Provenge. Other products such as chemotherapeutics, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere® (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, which may be in direct competition with us.

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

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

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

Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington, which the Court has consolidated and which name our company, and our Chief Executive Officer and/or certain of our executive officers and members of our Board of Directors and purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. In addition, we have received letters from counsel to two of our stockholders demanding our board of directors investigate certain allegations of wrongful disclosure and insider trading stemming from our disclosures regarding our correspondence with the FDA during the first half of 2007 pertaining to the our BLA filed with the FDA for Provenge. A derivative suit has also been filed in the State of Washington against all of the members of our Board of Directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of the Company. We are also the subject of a pending informal inquiry by the New York Regional Office of the SEC, which appears to be related to disclosures regarding our BLA and trading in our stock. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits or the SEC’s investigation. Monitoring and defending against legal actions, whether or not meritorious, and responding to government inquiries and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are costly. We are not currently able to estimate the possible cost to us from these matters, as these suits and the investigation are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages or fines that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions and/or the SEC inquiry could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position.

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	timing and the final outcome of FDA review of our BLA for Provenge;

•	the progression and tenor of our discussions with the FDA regarding our BLA for Provenge;

•	preclinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel and intellectual property rights;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

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

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our board of directors has approved employment agreements with our executive officers that include change of control provisions that provide severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third party acquisition.

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

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 100,000 square feet under three leases. The first lease approximates 71,000 square feet and expires in December 2011 and may be extended at our option for one consecutive five-year period. The second lease approximates 5,000 square feet and expires in December 2008 and may be extended at our option for two consecutive five-year periods. The lease for the remaining 24,000 square feet expires in September 2009 and may also be extended at our option for two consecutive five-year periods. We lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in May 2009. We lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. A hearing on the motion to dismiss the complaint is scheduled before the Court on March 27, 2008.

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

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. However, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss the amended complaint is currently scheduled before the Court on June 20, 2008.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the quarter ended December 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 1, 2008 were as follows:

Name	Age	Position

Mitchell H. Gold, M.D.	40	President and Chief Executive Officer
Mark W. Frohlich, M.D.	46	Senior Vice President for Clinical Affairs and Chief Medical Officer
Richard F. Hamm, Jr.	48	Senior Vice President, Corporate Development, General Counsel and Secretary
Gregory T. Schiffman	50	Senior Vice President, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	58	Senior Vice President and Chief Scientific Officer

Mitchell H. Gold, M.D. has served as our Chief Executive Officer since January 1, 2003, and as a director since May 2002. Dr. Gold also served as our Vice President of Business Development from June 2001 to May 2002, and as our Chief Business Officer from May 2002 through December 2002. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive Officer, and a co-founder of Elixis Corporation, a medical information systems company. From 1993 to 1998, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold currently serves on the boards of the University of Washington/Fred Hutchinson Cancer Research Center Prostate Cancer Institute and the Washington Biotechnology and BioMedical Association. Dr. Gold received a B.S. from the University of Wisconsin-Madison and an M.D. from Rush Medical College.

Mark W. Frohlich, M.D. became our Senior Vice President for Clinical Affairs and Chief Medical Officer on January 1, 2008. Dr. Frohlich served as our Vice President of Clinical Affairs from April 2006 and from August 2005 served as our Senior Medical Director. Prior to joining Dendreon, Dr. Frohlich was Vice President and Medical Director at Xcyte Therapies, Inc., a biotechnology company, from October 2001 to July 2005. From 1998 to 2001, Dr. Frohlich was a member of the faculty of the University of California at San Francisco where he served as an assistant professor in the Division of Hematology/Oncology. Dr. Frohlich received a B.S. in electrical engineering and economics from Yale University and an M.D. from Harvard Medical School.

Richard F. Hamm, Jr. has served as our Senior Vice President, Corporate Development since December 2005, in addition to his positions as our Senior Vice President, General Counsel and Secretary, in which capacities he has served us since November 2004. Mr. Hamm also served as our principal financial officer from January to December 2006. From April 2002 to November 2004, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc., a leading medical technology company. Prior to Medtronic, Mr. Hamm was the Vice President — Corporate Development and Planning at Carlson Companies, Inc., a global travel, hospitality and marketing services company. For more than five years prior thereto, he was Senior Vice President — Legal and Business Development and Vice President and General Counsel at Tropicana Products, Inc., a manufacturer of fruit juices. Mr. Hamm is a director of EMCOR Group, Inc., an electrical and mechanical construction and facilities services company, and Axsys Technologies, Inc., a manufacturer of precision optical components and systems for aerospace, defense and other high technology markets. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A. from the Wharton School at the University of Pennsylvania.

Gregory T. Schiffman joined us in December 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to that time, Mr. Schiffman was the Executive Vice President and Chief Financial Officer of Affymetrix, Inc., a manufacturer of genetic analysis products. He served as Affymetrix’s Vice President of Finance from March 2001 and was appointed Vice President and Chief Financial Officer in August 2001. At Affymetrix, Mr. Schiffman was promoted to Senior Vice President in October 2002 and to Executive Vice President in February 2005. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems, Inc. from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at

Hewlett Packard Company. Mr. Schiffman serves as a director of Entelos, a biopharmaceutical company and Vnus Technologies, Inc., a medical device company. Mr. Schiffman received a B.S. from De Paul University and an M.B.A. from the Kellogg School at Northwestern University.

David L. Urdal, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since June 2004. In January 2006, Dr. Urdal assumed oversight of manufacturing operations for the Company. Prior to June 2004, he served as Vice Chairman of the Company’s Board of Directors and Chief Scientific Officer since joining the Company in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal serves as a director of VLST, a biotechnology company and ORE Pharmaceuticals, Inc., a pharmaceutical drug repositioning and development company. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq National Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low

Year ended December 31, 2007
First quarter	$18.05	$3.57
Second quarter	25.25	4.95
Third quarter	8.56	6.80
Fourth quarter	8.50	4.56
Year ended December 31, 2006
First quarter	$5.85	$4.22
Second quarter	4.86	3.68
Third quarter	5.17	4.09
Fourth quarter	5.77	3.98

Holders.  As of March 3, 2008, there were 380 holders of record of our common stock.

Dividends.  We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans.  We maintain the 2000 Equity Incentive Plan (the “2000 Plan”), the 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) and the Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. We have issued warrants as compensation to consultants and contractors for goods and services provided to us. The following table provides information as of December 31, 2007, regarding the 2000 Plan, the 2002 Plan and the ESPP and certain other compensatory arrangements pursuant to which we have issued, or agreed to issue, options or warrants to purchase shares of common stock:

					(c)
					Number of Securities
	(a)		(b)		Remaining Available
	Number of Securities		Weighted-Average		for Future Issuance
	to be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
Plan Category	Warrants and Rights		and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders(1)	3,978,099	(3)	$7.11	(3)	1,710,321	(4)
Equity compensation plans not approved by stockholders(2)	1,245,840		$7.06		2,900

Total	5,223,939		$7.10		1,713,221

(1)	These plans are the 2000 Plan and the ESPP.

(2)	These plans are the 2002 Plan and a certain compensatory arrangement pursuant to which we have issued warrants to purchase an aggregate of 500 shares of common stock.

(3)	Includes information relating solely to options to purchase common stock under the 2000 Plan.

(4)	Of these shares, 1,574,954 remained available for purchase under the ESPP as of December 31, 2007.

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 in cash in the our common stock or in each of the following indices on December 31, 2002: (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dendreon Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$743	$273	$210	$5,035	$27,041
Operating expenses	102,362	97,629	86,673	85,427	54,606

Loss from operations	(101,619)	(97,356)	(86,463)	(80,392)	(27,565)
Interest income and other expenses, net	2,355	5,714	4,916	3,590	833

Loss before taxes	(99,264)	(91,642)	(81,547)	(76,802)	(26,732)
Foreign income tax benefit (expense)(1)	—	—	—	1,562	(1,761)

Net loss	$(99,264)	$(91,642)	$(81,547)	$(75,240)	$(28,493

Basic and diluted net loss per share	$(1.20)	$(1.27)	$(1.36)	$(1.32)	$(0.82)

Shares used in computation of basic and diluted net loss per share	82,531	72,366	59,912	57,103	34,664

	As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$120,575	$121,283	$166,409	$195,730	$113,191
Working capital	81,656	89,557	121,532	170,735	92,464
Total assets	161,662	163,643	207,553	217,353	137,845
Long-term obligations, less current portion	95,647	17,027	15,729	2,429	1,893
Total stockholders’ equity	40,377	125,717	168,709	198,565	118,987

(1)	During year ended December 31, 2004, we reversed our foreign tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty, which eliminated withholding taxes on our revenue from our prior collaboration with Kirin Brewing Co., Ltd.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred significant losses since our inception. As of December 31, 2007, our accumulated deficit was $491.6 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide commercialization rights for Provenge.

We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved by the U.S. Food and Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities. We anticipate our operating expenses to decrease in 2008.

In September 2005, we announced plans to submit our biologics license application (our “BLA”) to the FDA for approval to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer patients, which enabled us to submit our BLA on a rolling basis.

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

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. This resulted in immediate personnel reductions of approximately 18% of our total workforce, or the elimination of approximately 40 positions. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009. Upon the receipt of positive interim or final analysis of survival, we intend to amend our BLA.

The special protocol assessment for the IMPACT study, as amended in September 2005, elevated survival to the primary endpoint. Men with asymptomatic or minimally symptomatic disease were eligible for the study. We completed the target enrollment of 500 patients in the IMPACT study during October 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our consolidated financial statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

Research and Development Expenses

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 2 “Accounting for Research and Development Costs,” (“SFAS 2”) our research and development costs are expensed as incurred or at the date payment of non-refundable upfront fees and milestones become due, whichever occurs first. The value of acquired in-process research and development is charged to expense on the date of acquisition. Our research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs. Accounting and reporting for our clinical trial and manufacturing costs require assumptions and estimations to be made that are uncertain at the time and are based upon our experience and assessment of progress. Although we believe that our approach to determining these amounts is reasonable, final billing may be materially different than that which has been historically reflected and may change our reported results of operations.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R,

stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We grant restricted stock awards that generally vest over a four year period, however in 2006 and 2007 we granted restricted stock awards with certain performance conditions to all employees. In accordance with SFAS 123R, management is required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each provision.

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2007, 2006 and 2005 of $6.1 million, $5.3 million and $805,000, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. Stock-based employee compensation was determined based upon APB No. 25 in 2005 and SFAS 123R in 2006 and 2007. We determine the grant date fair value of our stock option awards and Employee Stock Purchase Plan under SFAS 123R using the BSM option pricing model.

For additional information about stock-based compensation and the 2005 pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123, refer to Note 9 of the Consolidated Financial Statements.

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.

We are subject to U.S. federal and state income tax examinations for years after 2003 and 2002. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

New Accounting Standards Not Yet Adopted

In July 2007, FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption is not permitted. In accordance with EITF 07-3, a change in accounting policy will occur whereby nonrefundable prepayments for research and development services will be deferred and recognized as the services are rendered. Under existing policy such payments are charged to research and development expense as paid. This accounting policy change may impact our financial condition and the results of operations in the future.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in September 2006. The new standard provides guidance on the use of fair value measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities for which the effective date has been deferred until periods beginning after November 15, 2008.

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

We are in the process of evaluating the two new fair value standards, which are not expected to have any effect on our consolidated financial position or results of operations. The pronouncements, including any new disclosures, are effective for us as of the first quarter of 2008.

In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Revenue

Revenue was $743,000 in 2007, $273,000 in 2006 and $210,000 in 2005. The increase in 2007 compared to 2006 was primarily due to revenue related to an intellectual property option purchase agreement entered into in 2006 and exercised in 2007. Our revenue in 2007 and 2006 also includes recognition of deferred revenue related to two license agreements.

Wilex

On February 22, 2006, we entered into an option purchase agreement with Wilex AG (“Wilex”) for our intellectual property in small molecule inhibitors of urokinase plasminogen activator (u-PA). On March 7, 2007, Wilex exercised its option pursuant to the terms and conditions of the option agreement in exchange for payment to us of $500,000. The sale of this technology is a perpetual exclusive arrangement where we have assigned our entire right, title and interest in the intellectual property to Wilex. Furthermore, upon exercising its option, Wilex is obligated to make additional milestone payments to us upon the occurrence of future events, which includes initiation of the first clinical Phase II and Phase III studies resulting from a product developed from the intellectual property and upon the first sale of this product after an approval from the FDA.

Genentech

Under our collaboration agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of potential products derived from trp-p8, Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of ten years, which represents an estimate of our continuing obligations under this agreement.

Research and Development Expenses

Research and development expenses were $76.5 million in 2007, $74.1 million in 2006 and $65.9 million in 2005. The 2007 increase compared with 2006 was primarily due to increased contract manufacturing costs of $4.6 million, increased facility related costs of $1.4 million associated with our Morris Plains, New Jersey manufacturing facility (the “Facility”) and increased lab expenses of $704,000, offset by decreased outside service costs of $2.6 million and decreased clinical development costs of $1.8 million. The 2006 increase compared with 2005 was primarily due to increased clinical development costs of $5.0 million due to increased patient enrollment and other costs associated with the IMPACT clinical trial, non-cash stock based compensation of $2.6 million due to the adoption of SFAS 123R on January 1, 2006, and severance costs of $1.0 million related to our January 2006 restructuring.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1) Clinical programs; and

2) Discovery research.

Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Clinical programs:
Direct costs	$30.1	$27.2	$19.2
Indirect costs	43.3	42.3	37.3

Total clinical programs	73.4	69.5	56.5

Discovery research	3.1	4.6	9.4

Total research and development expense	$76.5	$74.1	$65.9

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, rent, restructuring charges, stock- based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.

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

General and Administrative Expenses

General and administrative expenses were $25.8 million in 2007, $23.5 million in 2006 and $20.7 million in 2005. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increase in 2007 compared with 2006 was primarily attributable to increased legal fees of $2.0 million related to current legal proceedings, increased non-cash stock compensation of $598,000 and increased administrative costs of $581,000, offset by decreased consulting costs of $547,000 and decreased marketing fees of $283,000. The increase in 2006 compared with 2005 was primarily attributable to $2.7 million of non-cash stock compensation expense due to the adoption of SFAS 123R on January 1, 2006.

Interest Income

Interest income was $6.5 million in 2007, $6.1 million in 2006 and $5.3 million in 2005. The increase in 2007 compared to 2006 was primarily due to higher average interest rates and a higher average cash balance due to the proceeds from our sale in June and July 2007 of an aggregate of $85.25 million in 4.75% Convertible Senior

Subordinated Notes (the “Notes”). The increase in 2006 compared to 2005 was primarily due to higher average interest rates.

Interest Expense

Interest expense was $4.1 million in 2007, $336,000 in 2006 and $351,000 in 2005. The increase in 2007 was primarily due to an increase in the average debt balance in 2007, including the principal amount of the Notes as compared to 2006, and the 2006 capitalization of $1.5 million in interest costs related to the construction of the Facility. The decrease in 2006 was due to an increase in the average debt balance in 2006 as compared to 2005 offset by capitalizing $1.5 million in interest costs in 2006 related to the construction of the Facility.

Income Taxes

As of December 31, 2007, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $468 million and $59 million, respectively. We also had federal and state Research and Development credit carryforwards (“R&D Credits”) of approximately $13.3 million and $1.7 million, respectively. The NOLs and R&D Credits expire at various dates beginning in 2007 through 2023, if not utilized. Utilization of the NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

Stock-Based Compensation Expense

Stock-based employee compensation expense in 2007 and 2006 included the impact of the adoption of SFAS 123R on January 1, 2006. Stock-based employee compensation expense in 2005 was determined using APB No. 25 and consisted of the amortization of deferred stock-based employee compensation resulting from unvested stock options assumed in our merger with Corvas International, Inc., modifications to stock options, grant of restricted stock awards and the issuance of stock options to non-employees in exchange for services.

In June 2005, we accelerated the vesting of 2.5 million shares of unvested and “out-of-the-money” stock options outstanding that had a per share exercise price of $5.25 or higher in order to reduce the negative impact on our results from operations when SFAS 123R became effective. As a result of the accelerated vesting, pro-forma stock-based employee compensation expense in 2005, as presented in Note 9 to the Consolidated Financial Statements, reflects an additional pro-forma charge of $6.0 million.

Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2007, 2006 and 2005 was $6.1 million, $5.3 million and $805,000, respectively. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2007, 2006 and 2005 increased our net loss per share by $0.07, $0.07 and $0.01 respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses

As of December 31, 2007, we had approximately $120.6 million in cash, cash equivalents and short- term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaborative agreements, interest income earned and debt instruments, including the Notes.

Net cash used in operating activities for the years ended December 31, 2007, 2006 and 2005 was $82.6 million, $80.8 million and $67.2 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations. In 2006 and 2005, these expenditures were partially offset by cash received from our corporate collaborators, including license fees from Kirin Brewing Co., Ltd. of $6.0 million in each of 2006 and 2005.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2007, our aggregate investment in equipment and leasehold improvements was $39.8 million.

As of December 31, 2007, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:

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

Construction and Facility Expenses

On August 22, 2007, we entered into the third amendment to our lease agreement with ARE — 3005 First Avenue, LLC. The amendment extends the lease on our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet for an additional three years. The annual base rent for the extended lease term is approximately $2.7 million, which is to be increased annually between three to six percent, approximating the Seattle area consumer price index. This extension shall commence immediately upon the expiration of the current lease term, which is scheduled to expire December 31, 2008. The extended lease term expires December 31, 2011, although we have the option to extend the term for an additional five years.

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit the Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit, which was recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2007. As of January 31, 2008, the letter of credit was reduced to $1.9 million. and the collateral amount required by Wells Fargo was reduced commensurately.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loan with an original principal amount totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the

$7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.

Under several leases with GE Life Sciences and Technology Financings, we have financed $3.4 million of leasehold improvements, laboratory, computer and office equipment under several leases with GE Life Sciences and Technology Financings. In 2005, we entered into a $1.8 capital lease with Oracle Corporation to finance our Enterprise Resource Planning system. The amount of remaining lease payments due under these leases as of December 31, 2007 was approximately $922,000.

Production and Supply Expenses

On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. We received our first shipment of the antigen in November 2007. Our remaining obligation as of December 31, 2007 is to pay Diosynth approximately $7.8 million upon the delivery of commercial scale antigen.

Financings from the Sale of Securities

We have received net proceeds of $101.5 million from the sale of our equity securities since January 1, 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs. As of December 31, 2007, $53.2 million of common stock is available to be sold under our registration statement filed in August 2005, declared effective in October 2005. We filed a shelf registration statement in March 2007 with the SEC to sell up to $146.8 million of our common stock, preferred stock, warrants and debt securities from time to time, which was declared effective in May 2007.

On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.5 million for the year ended December 31, 2007.

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

We identified the embedded derivatives associated with the Notes and are accounting for these embedded derivative instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance. These embedded derivatives meet certain criteria and are not required to be accounted for separately from the Notes.

The fair value of the Notes at December 31, 2007 was approximately $69.6 million based on the last trading price in December.

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

The following are contractual commitments at December 31, 2007 associated with supply agreements, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Contractual Commitments
Convertible senior subordinated notes (including interest)(a)	$111,402	$4,049	$8,099	$8,099	$91,155
Facility lease obligation (including interest)(b)	14,519	809	1,714	1,839	10,157
Contractual commitments(c)	8,025	8,025	—	—	—
Debt obligations (including interest)(b)	8,513	6,345	2,168	—	—
Operating leases(c)	15,739	3,203	6,719	3,468	2,349
Capital lease obligations (including interest)(b)	870	797	73	—	—
Unconditional purchase obligations	196	196	—	—	—

	$159,264	$23,424	$18,773	$13,406	$103,661

(a)	Refer to Note 7 to our Consolidated Financial Statements for additional information related to the Notes.

(b)	Refer to Note 6 to our Consolidated Financial Statements for additional information. Our facility lease obligation commitment reflects the initial 7 year term of the Lease and a 10 year renewal period.

(c)	Refer to Note 12 to our Consolidated Financial Statements for additional information related to contractual commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	The progress of the FDA’s review of our BLA for Provenge;

•	whether we have adequate financial resources and access to capital to fund commercialization of Provenge and that of other potential product candidates we may develop;

•	our ability to successfully obtain regulatory approvals and commercialize our products that are under development and develop the infrastructure necessary to support commercialization if regulatory approvals are received;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our ability to successfully manufacture Provenge and other product candidates in necessary quantities with required quality;

•	our dependence on single-source vendors for some of the components used in our product candidates, including the Antigen Delivery Cassette for Provenge;

•	the extent to which the costs of any products that we are able to commercialize will be reimbursable by third-party payors;

•	the extent to which any products that we are able to commercialize will be accepted by the market;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any intellectual property litigation, securities litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

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

Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits the credit exposure of any single issuer and defines allowable investments. No auction rate or mortgage back securities are permitted to be held. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

As of December 31, 2007 and 2006, we had short-term investments of $27.1 million and $45.5 million, respectively and long-term investments of $17.7 million and $14.8 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2007, assuming a 100 basis point increase in market interest rates, would decrease by $52,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be a permanent impairment

We proactively monitor and manage our portfolio. If necessary we believe we are able to liquidate our investments without significant loss within the next year. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

We limit our exposure to adjustable interest rates on our debt financings by capping the interest rate at a fixed amount.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

The effectiveness of our internal control over financial reporting as of December 31, 2007, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Dendreon Corporation maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 11, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial experts is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2008 Proxy statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement. Information relating to our executive officers is contained in Part I, Item 4A of this annual report.

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

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 5 for information regarding our equity compensation plans. Additional information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation.(2)
3.3		Amended and Restated Bylaws.(3)
3.4		Amendment Number One to Amended and Restated Bylaws, adopted November 2, 2007.(4)
4.1		Specimen Common Stock certificate.(5)
4.2		Certificate of Designation of Series A Junior Participating Preferred Stock.(6)
4.3		Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.(7)
4.4		Form of Right Certificate.(8)
4.5		Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.(9)
10.1		Form of Amended Executive Employment Agreement with named executive officers.(10)*
10.2		Indemnity Agreement between the registrant and each of its directors and certain of its officers.(11)
10.3		Amended and Restated 2000 Broad Based Equity Incentive Plan.(12)*
10.4		Amended and Restated 2002 Broad Based Equity Incentive Plan.(13)*
10.5		2000 Employee Stock Purchase Plan.(14)*
10.6		Amended and restated 2000 Employee Stock Purchase Plan 2007 Offering.(15)*
10.7		Form of Stock Option Agreement under 2000 Equity Incentive Plan.(16)*
10.8		Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.(17)*
10.9		Form of Restricted Stock Award Agreement.(18)*
10.10		Dendreon Corporation Incentive Plan.(19)*
10	.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.(20)

Exhibit
Number		Description

10	.12†	Collaborative Development and Marketing Agreement between the registrant and Genentech, Inc., dated August 1, 2002.(21)
10.13		Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.(22)
10.14		Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005.(23)
10.15		Third Amendment to Lease Agreement, dated August 22, 2007 between Dendreon Corporation and ARE-3005 First Avenue, LLC.(24)
10.16		Form of Promissory Note of Dendreon Corporation to General Electric Capital Corporation.(25)
10.17		Master Security Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(26)
10.18		Security Deposit Pledge Agreement among General Electric Capital Corporation, Dendreon Corporation and Webster Bank, N.A., dated December 30, 2005.(27)
10.19		Security Deposit Pledge Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(28)
10.20		Commitment Letter, dated January 31, 2006, between Dendreon Corporation and General Electric Capital Corporation.(29)
10.22		Common Stock Purchase Agreement, dated October 11, 2007, between Dendreon Corporation and Azimuth Opportunity, Inc.(30)
12		Computation of Ratio of Earnings to Fixed Charges.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002, File No. 000-30681

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004, File No. 000-30681.

(4)	Incorporated by reference to Exhibit 3.4 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2007, File No. 000-30681.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(6)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(7)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(8)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002, File No. 000-30681.

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on June 12, 2007, File No. 000-30681.

(10)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Form 8-K, filed with the SEC on January 4, 2007.

(11)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(12)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006, File No. 000-30681.

(13)	Incorporated by reference to Exhibit 10.4 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006, File No. 000-30681.

(14)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(15)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007.

(16)	Incorporated by reference to Exhibit 10.33 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(17)	Incorporated by reference to Exhibit 10.34 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(18)	Incorporated by reference to Exhibit 10.46 filed with the registrant’s Form 8-K, filed with the SEC on January 24, 2006, File No. 000-30681.

(19)	Incorporated by reference to Exhibit 10.31 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005, File No. 000-30681.

(20)	Incorporated by reference to Exhibit 10.41 filed with the registrant’s Form 8-K, filed with the SEC December 28, 2005, File No. 000-30681.

(21)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2002, File No. 000-30681.

(22)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 8-K, filed with the SEC on August 18, 2005, File No. 000-30681.

(23)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005, File No. 000-30681.

(24)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007.

(25)	Incorporated by reference to Exhibit 10.42 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(26)	Incorporated by reference to Exhibit 10.43 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(27)	Incorporated by reference to Exhibit 10.44 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(28)	Incorporated by reference to Exhibit 10.45 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006, File No. 000-30681.

(29)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006, File No. 000-30681.

(30)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 12, 2007

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2008

/s/ Gregory T. Schiffman Gregory T. Schiffman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2008

/s/ Gregory R. Cox Gregory R. Cox	(Principal Accounting Officer)	March 12, 2008

/s/ Richard B. Brewer Richard B. Brewer	Chairman of the Board of Directors	March 12, 2008

/s/ Susan B. Bayh Susan B. Bayh	Director	March 12, 2008

/s/ Gerardo Canet Gerardo Canet	Director	March 12, 2008

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	March 12, 2008

/s/ M. Blake Ingle, Ph.D. M. Blake Ingle, Ph.D.	Director	March 12, 2008

/s/ Ruth B. Kunath Ruth B. Kunath	Director	March 12, 2008

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 12, 2008

/s/ Douglas G. Watson Douglas G. Watson	Director	March 12, 2008

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standards No. 123(R) — “Share-Based Payment”, effective January 1, 2006, and as discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dendreon Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP

Seattle, Washington
March 11, 2008

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$75,721	$60,964
Short-term investments	27,115	45,492
Restricted cash	1,553	1,440
Prepaid expenses and other current assets	2,508	2,082

Total current assets	106,897	109,978
Property and equipment, net	27,454	30,530
Long-term investments	17,739	14,827
Long-term restricted cash	6,288	7,723
Debt issuance costs and other assets	3,284	585

	$161,662	$163,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,221	$1,503
Accrued liabilities	11,545	6,788
Accrued compensation	4,598	5,312
Deferred revenue	82	95
Current portion of capital lease obligations	780	1,253
Current portion of facility lease obligation	172	128
Current portion of long-term debt	5,843	5,342

Total current liabilities	25,241	20,421
Deferred revenue, less current portion	397	478
Capital lease obligations, less current portion	73	735
Long-term debt, less current portion	2,083	7,879
Facility lease obligation, less current portion	8,241	8,413
Convertible senior subordinated notes	85,250	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 83,258,210 and 81,323,638 shares issued and outstanding at December 31, 2007 and 2006, respectively	83	81
Additional paid-in capital	531,891	518,127
Accumulated other comprehensive income (loss)	52	(106)
Accumulated deficit	(491,649)	(392,385)

Total stockholders’ equity	$40,377	$125,717

Total liabilities and stockholders’ equity	$161,662	$163,643

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenue	$743	$273	$210
Operating expenses:
Research and development	76,523	74,088	65,944
General and administrative	25,839	23,541	20,729

Total operating expenses	102,362	97,629	86,673

Loss from operations	(101,619)	(97,356)	(86,463)
Interest income	6,461	6,050	5,267
Interest expense	(4,106)	(336)	(351)

Net loss	$(99,264)	$(91,642)	$(81,547)

Basic and diluted net loss per share	$(1.20)	$(1.27)	$(1.36)

Shares used in computation of basic and diluted net loss per share	82,531	72,366	59,912

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional	Deferred	Other		Total
			Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance, January 1, 2005	59,051,775	$59	$418,929	$(663)	$(564)	$(219,196)	198,565
Exercise of stock options for cash	223,172	—	820	—	—	—	820
Net exercise of stock warrants	1,161	—	—	—	—	—	—
Stock option modifications	—	—	156	—	—	—	156
Issuance of common stock under the Employee Stock Purchase Plan	316,763	—	1,695	—	—	—	1,695
Issuance of common stock for services	—	—	85	—	—	—	85
Issuance of common stock for cash (net of issuance cost of $3,466)	11,500,000	12	48,272	—	—	—	48,284
Amortization of deferred stock-based compensation	—	—	—	431	—	—	431
Issuance of restricted stock grants	23,039	—	—		—	—	—
Reversal of deferred stock-based compensation due to forfeitures	—	—	(112)	112	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(81,547)	(81,547)
Net unrealized gain on securities available-for-sale	—	—	—	—	220	—	220

Comprehensive loss							(81,327)

Balance, December 31, 2005	71,115,910	$71	$469,845	$(120)	$(344)	$(300,743)	$168,709
Exercise of stock options for cash	90,392	—	218	—	—	—	218
Issuance of common stock under the Employee Stock Purchase Plan	201,720	—	771	—	—	—	771
Issuance of common stock for cash (net of issuance cost of $2,850)	9,890,110	10	42,140	—	—	—	42,150
Non-cash stock-based compensation expense	—	—	5,153	120	—	—	5,273
Issuance of restricted stock grants	25,506	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(91,642)	(91,642)
Net unrealized gain on securities available-for-sale	—	—	—	—	238	—	238

Comprehensive loss							(91,404)

Balance, December 31, 2006	81,323,638	$81	$518,127	$0	$(106)	$(392,385)	$125,717
Exercise of stock options for cash	1,033,441	1	6,566	—	—	—	6,567
Net exercise of stock warrants	68,101	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	307,268	1	1,082	—	—	—	1,083
Non-cash stock-based compensation expense	—	—	6,116	—	—	—	6,116
Issuance of restricted stock grants	525,762	—	—	—	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(99,264)	(99,264)
Net unrealized gain on securities available-for-sale	—	—	—	—	158	—	158

Comprehensive loss							(99,106)

Balance, December 31, 2007	83,258,210	$83	$531,891	$0	$52	$(491,649)	$40,377

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities:
Net loss	$(99,264)	$(91,642)	$(81,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,241	3,855	2,955
Non-cash stock-based compensation expense	6,116	5,273	805
Loss (gain) on sale of fixed assets	42	(15)	—
Impairment of fixed assets	—	419	1,007
Changes in operating assets and liabilities:
Amortization of securities discount and premium	(241)	194	2,447
Accounts receivable	—	5,636	5,211
Prepaid expenses and other assets	(132)	257	1,554
Restricted cash related to lease	—	—	(3,288)
Accounts payable	718	1,075	(104)
Accrued liabilities and compensation	4,043	(5,753)	3,873
Deferred revenue	(94)	(69)	(90)

Net cash used in operating activities	(82,571)	(80,770)	(67,177)
Investing Activities:
Maturities of investments	53,447	61,261	124,977
Purchases of investments	(37,583)	(37,076)	(70,435)
Purchases of property and equipment	(3,207)	(12,494)	(9,388)

Net cash provided by investing activities	12,657	11,691	45,154
Financing Activities:
Proceeds from issuance of convertible senior subordinated notes, net of debt financing costs	82,257	—	—
Proceeds from equipment financing arrangement, net of debt financing costs	—	9,025	7,419
Proceeds from release of (payment of) security deposits associated with debt	1,322	1,125	(7,000)
Payments on long-term debt	(5,295)	(3,212)	—
Payments on facility lease obligation	(128)	(112)	—
Payments on capital lease obligations	(1,135)	(1,871)	(1,614)
Proceeds from sale of equity securities, net of issuance costs	—	42,150	48,284
Proceeds from exercise of stock options and other	6,567	218	820
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,083	771	1,562

Net cash provided by financing activities	84,671	48,094	49,471

Net increase (decrease) in cash and cash equivalents	14,757	(20,985)	27,448
Cash and cash equivalents at beginning of year	60,964	81,949	54,501

Cash and cash equivalents at end of year	75,721	60,964	$81,949

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$3,570	$220	$461
Supplemental Schedule of Non-cash Investing and Financing Activities:
Facility lease obligation	$—	$—	$8,722
Capital purchases financed through capital lease	$—	$—	$1,850

See accompanying notes.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a Seattle-based, biotechnology company focused on the discovery, development and commercialization of novel therapeutics that harness the immune system to fight cancer. Our portfolio includes product candidates to treat a wide range of cancers using active cellular immunotherapy, monoclonal antibodies and small molecules. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for the treatment of prostate cancer. The Advisory Committee of the U.S. Food and Drug Administration (the “FDA”) review of our biologics license application (our “BLA”) for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (Immunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. We own worldwide commercialization rights for Provenge.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

We have reclassified prior period financial statements to confirm to the current period presentation. In our consolidated statements of cash flows for the years ended December 31, 2006 and 2005, we made reclassifications to appropriately reflect the investing activities attributable to maturities and purchases in available for sale securities and amortization of securities discount and premium. These reclassifications resulted in a net decrease to cash used in operating activities of $194,000 and $2.4 million, respectively, and a net increase in cash provided by investing activities of $194,000 and $2.4 million, respectively for the years ended December 31, 2006 and 2005. These reclassifications were for comparative purposes only and had no net effect on our balance sheet, statement of operations, stockholders’ equity or net cash flows.

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with an original maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents and short-term and long-term investments consist principally of commercial paper, money market securities, corporate bonds/notes and certificates of deposit.

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when realized and when we have determined that an other-than-temporary decline in fair value has occurred. We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities sold is based on the specific identification method.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to sixteen years. Estimated useful lives of furniture and fixtures, laboratory and manufacturing equipment are seven years, office equipment is five years, buildings are sixteen years and computers and software is three years. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or ten years, whichever is shorter. Construction in progress will be reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are deemed ready for their intended use and placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the related assets. We have temporarily ceased capitalization of interest as a result of the cessation of construction at our manufacturing facility in Morris Plains, New Jersey (the “Facility”).

Debt Issuance Costs

Debt issuance costs of approximately $3.0 million relate to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) issued in June and July of 2007 and are amortized over the life of the related debt. Amortization expense was approximately $231,000 for the year ended December 31, 2007 and is reported as interest expense.

Concentrations of Risk

We are subject to concentration of risk from our investments and single-source vendors for some components necessary for our active cellular immunotherapy product candidates.

Our investment portfolio is maintained in accordance with our investment policy which specifies credit quality standards, limits the credit exposure of any single issuer and defines allowable investments, no auction rate or mortgage back securities are permitted to be held. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Risk for investments is managed by purchase of investment grade securities, A1/P1 for money market instruments and A or better for debt instruments, and diversification of the investment portfolio among issuers and maturities.

We proactively monitor and manage our portfolio. If necessary, we believe we are able to liquidate our investments without significant loss within the next year. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Our risk for single-source vendors is managed by maintaining a safety stock of components and a continued effort to establish additional suppliers.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”)

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123R and FASB’s Emerging Issues Task Force (“EITF”) consensus Issue 96-18. “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” For additional information about stock-based compensation and the 2005 pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123, refer to Note 9.

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

Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the Notes and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 31,569,782, 6,790,806 and 5,862,859 for the years ended December 31, 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments

At December 31, 2007, the carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value due to the liquidity of these financial instruments or their short-term nature. The carrying value of debt approximates fair value based on available market interest rates for debt of similar risk and maturities and the Notes are determined from available market information that is provided by a third party financial institution.

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

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 gives guidance related to the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

New Accounting Standards Not Yet Adopted

In July 2007, the EITF reached a consensus on Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and early adoption is not permitted. In accordance with EITF 07-3, a change in accounting policy will occur, whereby nonrefundable prepayments for research and development services will be deferred and recognized as the services are rendered. Under existing policy such payments are charged to research and development expense as paid. This accounting policy change may impact our financial condition and the results of operations in the future.

The FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in September 2006. The new standard provides guidance on the use of fair value measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for certain nonfinancial assets and liabilities for which the effective date has been deferred until periods beginning after November 15, 2008.

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

In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to the collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

2.	SIGNIFICANT AGREEMENTS

In our accompanying statements of operations for the years ended December 31, 2007, 2006 and 2005, we have recognized revenue relating to our collaborative agreements in the aggregate of $82,000, $82,000 and $90,000, respectively. We estimate that our collective research and development expenses incurred under these collaborative agreements for the years ended December 31, 2007, 2006 and 2005 are approximately nil, $92,000 and $2.6 million, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Due to our ability to share resources and knowledge across multiple research platforms, our expense allocations to our collaborative agreements are based on estimated data of personnel time incurred across all our collaborations. As a result, the expenses allocated to the estimated expenses of our collaborative agreements may not reflect actual expenses incurred.

Wilex

On February 22, 2006, we entered into an option purchase agreement with Wilex AG for our intellectual property in small molecule inhibitors of urokinase plasminogen activator (u-PA). On March 7, 2007, Wilex exercised its option pursuant to the terms and conditions of the option agreement in exchange for payment to us of $500,000. The sale of this technology is a perpetual exclusive arrangement where we have assigned our entire right, title and interest in the intellectual property to Wilex. Furthermore, upon exercising its option, Wilex is obligated to make additional milestone payments to us upon the occurrence of future events, which includes initiation of the first clinical Phase II and Phase III studies resulting from a product developed from the intellectual property and upon the first sale of this product after an approval from the FDA.

Genentech

Under our collaboration agreement with Genentech, Inc. for the preclinical research, clinical development and commercialization of potential products derived from trp-p8, Genentech continues to be primarily responsible for the monoclonal antibody products program and has certain rights with respect to other products in our agreement with them. Genentech’s option to participate in the small molecule program has expired. Consequently, we own worldwide rights to the small molecule program. We received a non-refundable up-front fee of $1.0 million upon signing the agreement. This payment has been deferred and is being recognized on a straight-line basis over the estimated research term of ten years, which represents an estimate of our continuing obligations under this agreement.

Kirin

In November 2003, we licensed to Kirin Brewery Co., Ltd. our worldwide patent rights relating to the use of certain HLA-DR antibodies being developed by Kirin for which Kirin agreed to pay us $20 million and released its rights to our active cellular immunotherapy product candidates, including Provenge, in Asia and Pacific Rim countries. This agreement ended our previous collaboration with Kirin. The $20 million receivable was paid in four installments, of which $2 million was paid in December 2003 and the remaining $18 million was paid annually in three equal installments beginning in November 2004 and ending on November 30, 2006.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)

December 31, 2007
Due in one year or less	$27,100	$27,115
Due after one year through two years	17,702	17,739

	$44,802	$44,854

December 31, 2006
Due in one year or less	$45,578	$45,492
Due after one year through two years	14,847	14,827

	$60,425	$60,319

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2007, 2006 or 2005.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2007
Corporate debt securities	$35,664	$59	$(59)	$35,664
Government-sponsored enterprises	5,747	9	(10)	5,746
U.S. Treasury Note	3,391	53	—	3,444

	$44,802	$121	$(69)	$44,854

December 31, 2006
Corporate debt securities	$38,351	$5	$(75)	$38,281
Government-sponsored enterprises	12,110	3	(14)	12,099
U.S. Treasury Note	9,964	—	(25)	9,939

	$60,425	$8	$(114)	$60,319

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In accordance with EITF Issue No. 03-1 “The Meaning of Other Than Temporary Impairment”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate debt securities	$12,608	$(59)	$—	$—	$12,608	$(59)
Government securities	1,478	(10)	—	—	1,478	(10)

Total	$14,086	$(69)	$—	$—	$14,086	$(69)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be the maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Furniture and office equipment	$1,263	$1,260
Laboratory and manufacturing equipment	10,905	9,259
Computer equipment and software	9,794	9,308
Leasehold improvements	15,681	4,526
Buildings	1,730	—
Construction in progress	9,966	22,120

	49,339	46,473
Less accumulated depreciation and amortization	(21,885)	(15,943)

	$27,454	$30,530

Property and equipment included assets financed under debt and capital leases of $5.1 million at December 31, 2007 and 2006. Accumulated amortization related to these assets was $4.6 million and $3.2 million at December 31, 2007 and 2006, respectively. In January 2006 and December 2005, we incurred a $419,000 and $1.0 million impairment charge, respectively, due to abandoned design costs for our facility in Morris Plains, New Jersey (the “Facility”).

We lease our Facility, of approximately 158,000 square feet for manufacturing, pursuant to a Lease Agreement dated August, 11, 2005 (the “Lease”), between us and Dividend Capital Trust, LLC which assumed the Lease in December 2005. Under the Lease, we committed to funding the construction and outfitting of the Facility.

In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), as we are responsible for the construction costs, we are deemed to be the owner of the Facility for accounting purposes during the construction period. During the year ended December 31, 2005, upon taking possession of the Facility and beginning construction, we capitalized approximately $8.6 million in our

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $8.6 million, which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation.

Our initial construction phase began in late 2005. We commenced production of Provenge at the Facility, for clinical use, in February 2007. Included in leasehold improvements at December 31, 2007 is $11.1 million, which represents the amount capitalized for outfitting the Facility. Of the $8.6 million Facility capitalized as construction in progress; $1.7 million was capitalized as building representing the portion of the building placed in service in February 2007. At December 31, 2007, the $10.0 million in construction in progress includes the remaining portion of the capitalized amount of the Facility of $7.8 million, $2.1 million of software and $598,000 in capitalized interest. At December 31, 2006, the $22.1 million in construction in progress includes the capitalized amount of the Facility of $9.3 million including capitalized interest, $11.0 million in Facility tenant improvements, $1.3 million in equipment and $527,000 of software.

In addition, the Lease also has provisions requiring that we restore the building to its original condition upon termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

For a further description of the Lease, see Notes 6 and 12, which include the applicable future minimum payments under the Lease.

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Antigen manufacturing costs	$5,987	$350
Clinical trial costs	1,949	2,699
Deferred rent	697	667
Accrued legal	640	249
Other accrued liabilities	2,272	2,823

	$11,545	$6,788

6.	FINANCING OBLIGATIONS AND DEBT

In February 2005, we entered a $1.8 million capital and operating lease with Oracle Corporation to finance our Enterprise Resource Planning system. The capital lease has a term of 34 months and bears interest at 3 percent per year. The amount of remaining lease payments due on this lease as of December 31, 2007 was approximately $17,000.

In August 2005, we leased the Facility and, in accordance with EITF 97-10, we are deemed the owner of the Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The Facility Lease Obligation has an extended term of 17 years with an effective interest rate of 7.64 percent. The estimated lease term is based on the initial 7 year term of the Lease and a 10 year renewal. The future minimum payments of the Facility Lease Obligation, as presented below, reflect such 17 year period. The

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Lease may be renewed for up to an additional 15 years beyond the estimated 17 year term. See Notes 4 and 12 for a further description of the Lease.

In December 2005, we entered into an agreement with General Electric Capital Corporation (“GE Capital”), whereby we would enter into a series of anticipated Promissory Notes (the “GE Notes”), for the purchase of equipment and associated build-out costs for our Hanover, New Jersey manufacturing facility. As of December 31, 2007 these GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year, and the remaining loans with original principal amounts totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval of Provenge. Accordingly, $1.1 million and $1.3 million were received during 2006 and 2007, respectively, as a portion of the loan was repaid. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash.

The future minimum payments due under financing obligations were as follows as of December 31, 2007:

	Capital		Facility
	Lease	Debt	Lease
	Obligations	Obligations	Obligations
	(In thousands)

Year ending December 31:
2008	$797	$6,345	$809
2009	73	2,168	841
2010	—	—	873
2011	—	—	905
2012	—	—	934
Thereafter	—	—	10,157

Total payments	870	8,513	14,519
Less amount representing interest	(17)	(587)	(6,106)

Present value of payments	853	7,926	8,413
Less current portion of obligations	(780)	(5,843)	(172)

Long-term portion of obligations	$73	$2,083	$8,241

7.	CONVERTIBLE SENIOR SUBORDINATED NOTES

On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.5 million for the year ended December 31, 2007.

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

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance we have identified the embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.

The fair value of the Notes at December 31, 2007 was approximately $69.6 million based on the last trading price in December.

8.	STOCKHOLDERS’ EQUITY

On June 8, 2005, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 and a corresponding increase in the total authorized shares of capital stock from 90,000,000 to 160,000,000 shares, which includes 10,000,000 shares of preferred stock.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). Pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. As of December 31, 2007, we have not presented Azimuth with any draw down notices.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2007.

Common Stock

In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs. As of December 31, 2007, $53.2 million of common stock is available to be sold under our registration statement filed in August 2005, declared effective in October 2005. We filed a shelf registration statement in March 2007 with the SEC to sell up to $146.8 million of our common stock, preferred stock, warrants and debt securities from time to time, which was declared effective in May 2007.

Warrants

In August 2002, we entered into an agreement with Shoreline Pacific, LLC, for financial advisory and consulting services. In connection with that agreement, we agreed to issue to certain employees of Shoreline Pacific warrants to purchase a total of 60,000 shares of common stock, of which warrants to purchase 30,000 shares of common stock have an exercise price of $2.50 per share and the remaining 30,000 warrants have an exercise price of $6.25 per share. The warrants have a term of six years and include a “cashless exercise” provision. During 2003, Shoreline Pacific employees completed a cashless exercise of 29,000 warrants with an exercise price of $2.50 resulting in a net issuance of 21,264 shares of common stock. During 2004, Shoreline Pacific employees completed a cashless exercise of 500 and 16,500 warrants with exercise prices of $2.50 and $6.25, respectively, resulting in a net issuance of 9,169 shares of common stock. During 2005, Shoreline Pacific employee warrant holders completed a cashless exercise of 3,000 warrants with an exercise price of $6.25 resulting in a net issuance of 1,161 shares of common stock. During 2007, Shoreline Pacific employee warrant holders completed a cashless exercise of 10,000 warrants with an exercise price of $6.25 resulting in a net issuance of 6,531 shares of common stock. Of the remaining 1,000 Shoreline warrants, 500 Shoreline warrants remain outstanding and are exercisable at any time before their June 2008 expiration.

In connection with a $5.0 million lease line entered into in 1999 and amended in 2001, we issued warrants to purchase 8,688 shares of common stock to Transamerica, exercisable at a price of $11.51 per share. During 2007, Transamerica completed a cashless exercise all of these warrants which resulted in a net issuance of 2,312 shares of common stock.

9.	STOCK-BASED COMPENSATION PLANS

We maintain two stock — based incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. We also have an Employee Stock Purchase Plan (the “ESPP”). Under these plans we issue new shares of common stock upon exercise of stock options and purchases under the ESPP.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all stock-based payment awards that are expected to vest, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R by applying the modified prospective transition method and, therefore, (1) did not restate any prior periods and (2) recognized compensation expense for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

disclosures, except that the carryover amount is adjusted for an estimated forfeiture rate. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123 and EITF consensus Issue 96-18. “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Prior to adopting SFAS 123R, we accounted for our stock-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee stock options, unless the awards were modified, because our stock options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net loss and net loss per share for the year ended December 31, 2005 had we accounted for our stock-based compensation plans using the fair value method of SFAS 123 (in thousands, except per share data):

Year
Ended
December 31,
2005

Net loss	$(81,547)
Add: stock-based employee compensation expense included in reported net loss	720
Deduct: pro-forma stock-based employee compensation expense	(14,524)

Pro-forma net loss	$(95,351)

Net loss per share as reported	$(1.36)

Pro-forma net loss per share	$(1.59)

In June 2005, we accelerated the vesting of 2.5 million shares of unvested and “out-of-the-money” stock options outstanding that had a per share exercise price of $5.25 or higher in order to reduce the negative impact on our results from operations when SFAS 123R became effective. As a result of the accelerated vesting, pro-forma stock-based employee compensation expense in 2005 reflects an additional pro-forma charge of $6.0 million.

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2007, 2006 and 2005 of $6.1 million, $5.3 million and $805,000, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock-based payment awards using the Black-Scholes-Merton (“BSM”) option valuation model. The stock-based employee compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007 increased our net loss per share by $0.07. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the ESPP, which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the ESPP. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of (i) 1 percent of the total number of fully diluted shares of our common stock then outstanding, including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2008, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 1,974,954 shares.

In 2007, 171,935 and 135,333 shares were issued under the ESPP at a price of $3.43 and $3.65, respectively.

In 2006, 99,233 and 102,487 shares were issued under the ESPP at a price of $4.11 and $3.54, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

In 2005, 201,200 and 115,563 shares were issued under the ESPP at a price of $4.45 and $5.78, respectively.

Stock Option Plans

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”), which amended and restated our 1996 Equity Incentive Plan. A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan, an increase of 550,000 shares over that previously authorized under the 1996 Plan. In 2003, the Board of Directors and our stockholders approved amendments to the 2000 Plan: (i) to increase the number of shares of common stock authorized for issuance under the 2000 Plan by an additional 2,000,000 shares; (ii) to increase the number of shares of common stock annually reserved for issuance under the 2000 Plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) to permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5 percent of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2008, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 11,800,000 shares.

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

Stock Options and Employee Stock Purchases

The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Employee Stock Options			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005

Weighted average estimated fair value	$3.40	$3.16	$4.37	$2.03	$1.86	$1.93
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	87%	81%	90%	124%	46%	65%
Risk-free interest rate(C)	3.8%	4.6%	4.4%	4.3%	4.7%	3.3%
Expected life(D)	4.8 years	4.6 years	5.0 years	0.5 years	0.5 years	0.5 years

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

(A)	We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the ESPP represents the purchase period under the plan.

The following table summarizes our stock option activity during the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at beginning of year	5,664,958	$7.48	5,823,025	$8.37	5,078,440	$8.67
Granted	1,176,562	4.94	1,550,793	4.88	1,181,683	6.20
Exercised	(1,033,441)	6.51	(90,392)	2.41	(223,172)	3.67
Forfeited or expired	(584,640)	7.43	(1,618,468)	8.48	(213,926)	8.52

Outstanding at end of year	5,223,439	7.10	5,664,958	7.48	5,823,025	8.37

Options exercisable at end of year	3,608,654	8.05	4,205,662	8.31	5,152,752	8.73

Options available for future grant	138,267		884,366		1,178,703

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $8.5 million, $250,000 and $535,000, respectively. The total fair value of the options vested during 2007 was $2.8 million.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding As of	Contractual Life	Exercise	Exercisable as of	Exercise
Exercise Prices	December 31, 2007	(In Years)	Price	December 31, 2007	Price

$0.91 - $ 4.83	1,048,908	7.71	$4.14	508,559	$3.88
$4.87 - $ 4.95	1,105,239	8.64	4.91	416,569	4.92
$5.00 - $ 6.38	1,054,288	6.75	5.64	707,072	5.70
$6.47 - $ 9.77	1,114,843	5.98	8.37	1,090,143	8.40
$9.81 - $36.74	900,161	4.44	13.39	886,311	13.34

$0.91 - $36.74	5,223,439	6.78	$7.10	3,608,654	$8.05

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was $4.3 million and $2.1 million, respectively. The weighted-average remaining contractual term for options exercisable was 5.8 years as of December 31, 2007.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, we had approximately $3.5 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately 2 years.

Restricted Stock Awards

Restricted stock awards granted generally vest over a four year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and granted restricted stock awards with service and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of the shares accelerated upon acceptance of our BLA by the FDA and the balance will vest for non-executive employees upon the earlier of when the requisite service period is rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and granted restricted stock awards with service and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees will vest 50% upon one year of service from the grant date and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $4.9 million relating to these performance conditions.

The following table summarizes our restricted stock award activity during the years ended December 31, 2007, 2006, and 2005:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Outstanding at beginning of year	1,106,160	$4.45	20,143	$4.58	58,232	$3.85
Granted	1,017,004	6.68	1,159,181	4.44	—	—
Vested	(560,650)	4.45	(25,995)	2.44	(37,580)	3.42
Forfeited or expired	(112,827)	4.14	(47,169)	5.00	(509)	6.32

Outstanding at end of year	1,449,687	$5.96	1,106,160	$4.45	20,143	$4.58

As of December 31, 2007 we had approximately $6.5 million in total unrecognized compensation expense related to our restricted stock awards, which includes $1.6 million of compensation expense that is to be recognized over a weighted average period of approximately one year and $4.9 million of compensation expense that is subject to certain performance conditions.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards
Available
for Grant

Balance, January 1, 2005	1,395,951
Granted	(1,181,683)
Forfeited or expired	214,435
Additional shares reserved	750,000

Balance, December 31, 2005	1,178,703
Granted	(2,709,974)
Forfeited or expired	1,665,637
Additional shares reserved	750,000

Balance at December 31, 2006	884,366
Granted	(2,193,566)
Forfeited or expired	697,467
Additional shares reserved	750,000

Balance at December 31, 2007	138,267

Common Stock Reserved

As of December 31, 2007, shares of our common stock were reserved for issuance as follows:

Convertible senior subordinated notes	8,291,790
Outstanding common stock options	5,223,439
Employee stock purchase plan	1,574,954
Available for future grant under equity plans	138,267
Common stock awards	1,449,687
Common stock warrants	500

16,678,637

10.	INCOME TAXES

As of December 31, 2007, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $468 million and $59 million, respectively. We also had federal and state Research and Development credit carryforwards (“R&D Credits”) of approximately $13.3 million and $1.7 million, respectively. The NOLs and R&D Credits will expire at various dates beginning in 2006 through 2023, if not utilized.

As of December 31, 2007, we adjusted our federal and state NOLs by $131 million and $67 million, respectively and our federal and state R&D Credits by $6.9 million and $3.8 million, respectively. These adjustments are associated with annual limitations due to ownership changes, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

Utilization of the remaining NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of FIN 48, we decreased our R&D Credits by approximately $700,000 as of December 31, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.

We are subject to U.S. federal and state income tax examinations for years after 2003 and 2002, respectively. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2007, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$164,344	$181,249
Research credits	15,029	22,281
Stock-based compensation	1,775	1,206
Capitalized research and development	321	765
Other	3,814	3,847

Total deferred tax assets	185,283	209,348

Valuation allowance	(185,283)	(209,348)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance decreased by $24.1 million and increased by $30.5 million and $13.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

11.	NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the Notes and the Common Stock Purchase Agreement, from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Shares excluded from the computations of diluted net loss per common share were 31,569,782, 6,790,806 and 5,862,859 for December 31, 2007, 2006 and 2005, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and
	per share amounts)

Net loss	$(99,264)	$(91,642)	$(81,547)

Weighted average shares used in computation of basic and diluted net loss per share	82,531	72,366	59,912

Basic and diluted net loss per share	$(1.20)	$(1.27)	$(1.36)

12.	COMMITMENTS AND CONTINGENCIES

On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007 and we began to receive antigen pursuant to this order in November 2007. Our remaining obligation as of December 31, 2007 is to pay Diosynth $7.8 million pro rata upon the continued delivery of commercial scale antigen.

The majority of our operating lease payments relate to our three leases in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the Lease in Morris Plains, New Jersey. The three leases in Seattle began in 1998, 2001 and 2004 and expire in 2011, 2008 and 2009, respectively; the Lease on the Facility began in 2005 and the initial term expires in 2012.

In August 2005, we leased the Facility and, in accordance with EITF 97-10, we are deemed the owner of the Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The payment schedule below reflects the initial 7 year term of the Lease and a 10 year renewal period. See Notes 4 and 6 for a further description of the Lease.

Future minimum lease payments under noncancelable operating leases at December 31, 2007, were as follows:

Operating
Leases
(In thousands)

Year ending December 31:
2008	$3,203
2009	3,563
2010	3,156
2011	3,252
2012	216
Thereafter	2,349

Total minimum lease payments	$15,739

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $4.8 million, $5.1 million and $5.5 million, respectively, which is net of sublease rental income of $0, $282,000 and $646,000, respectively.

Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. A hearing on the motion to dismiss the complaint is scheduled before the Court on March 27, 2008.

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

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. However, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss the amended complaint is currently scheduled before the Court on May 2, 2008.

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

Management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations. As the outcome of these matters is not currently determinable, no amounts have been accrued as a result of these matters.

13.	EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60 percent of their eligible compensation, subject to Internal Revenue Service limitations.

Our contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per employee per year. Employer contributions in 2007, 2006 and 2005 were $361,000, $371,000 and $349,000, respectively.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	RESTRUCTURING

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of personnel that were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18%, or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses. In September 2007, we incurred additional restructuring costs of approximately $442,000, $133,000 of which were recognized on the date the restructuring was communicated, and $309,000 of which is based on continuing service by employees and was recognized in 2007. Substantially all costs related to the September 2007 restructuring were recognized as research and development expenses.

				Balance
	Accrued in	Paid in		As of
Restructuring Charges	2007	2007	Adjustments	12/31//07
	(In thousands)

Severance and outplacement costs	$1,871	$(1,508)	$(29)	$334
Contract termination costs	300	(300)	—	—
Stock compensation expense	199	(199)	—	—

Total	$2,370	$(2,007)	$(29)	$334

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

				Balance
	Accrued in	Paid in		As of
Restructuring Charges	2006	2006	Adjustments	12/31//06
	(In thousands)

Severance and outplacement costs	$1,314	$(1,297)	$(17)	$—
Stock compensation expense	60	(60)	—	—

Total	$1,374	$(1,357)	$(17)	$—

15.	SUBSEQUENT EVENTS

In accordance with the Lease, we were required to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We guaranteed the letter of credit with a cash security deposit, which we recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2007.

As of January 31, 2008, the letter of credit and the collateral amount required by Wells Fargo were both reduced to $1.9 million.

DENDREON CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2007 and 2006.

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2007
Revenue	$80	$523	$112	$28
Total operating expenses(a)	32,037	23,387	19,813	27,125
Loss from operations	(31,957)	(22,864)	(19,701)	(27,097)
Net loss	(30,858)	(22,225)	(19,230)	(26,951)
Basic and diluted net loss per share	(0.38)	(0.27)	(0.23)	(0.32)

(a)	Total operating expenses during the quarter ended March 31 includes contract manufacturing costs of $8.1 million to support commercial level production runs of the antigen used in Provenge. Total operating expenses during the quarter ended December 31, 2007 includes an increase of $7.8 million in contract manufacturing costs from the prior quarter.

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2006
Revenue	$25	$78	$84	$86
Total operating expenses	25,565	26,337	21,728	23,999
Loss from operations	(25,540)	(26,259)	(21,644)	(23,913)
Net loss	(24,357)	(25,056)	(20,743)	(21,486)
Basic and diluted net loss per share	(0.34)	(0.35)	(0.29)	(0.28)