Form 10-Q
period 2008-03-31
DENDREON CORP
filed 2008-05-08
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 2, 2008 was 93,196,427.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,214	$75,721
Short-term investments	23,552	27,115
Restricted cash	1,553	1,553
Prepaid expenses and other current assets	2,094	2,508

Total current assets	90,413	106,897
Property and equipment, net	26,780	27,454
Long-term investments	12,775	17,739
Long-term restricted cash	5,030	6,288
Debt issuance costs and other assets	3,176	3,284

Total assets	$138,174	$161,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283	$2,221
Accrued liabilities	11,654	11,545
Accrued compensation	2,388	4,598
Deferred revenue	82	82
Current portion of capital lease obligations	532	780
Current portion facility lease obligation	183	172
Current portion of long-term debt	5,277	5,843

Total current liabilities	20,399	25,241
Deferred revenue, less current portion	376	397
Capital lease obligations, less current portion	—	73
Long-term debt, less current portion	1,335	2,083
Facility lease obligation, less current portion	8,189	8,241
Convertible senior subordinated notes	85,250	85,250
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 83,350,884 and 83,258,210 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	83	83
Additional paid-in capital	533,542	531,891
Accumulated other comprehensive income	165	52
Accumulated deficit	(511,165)	(491,649)

Total stockholders’ equity	$22,625	$40,377

Total liabilities and stockholders’ equity	$138,174	$161,662

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$31	$80
Operating expenses:
Research and development	13,478	24,962
General and administrative	5,675	7,075

Total operating expenses	19,153	32,037

Loss from operations	(19,122)	(31,957)
Interest income	1,137	1,392
Interest expense	(1,531)	(293)

Net loss	$(19,516)	$(30,858)

Basic and diluted net loss per share	$(0.23)	$(0.38)

Shares used in computation of basic and diluted net loss per share	83,313	81,577

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating Activities:
Net loss	$(19,516)	$(30,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,456	1,518
Non-cash stock-based compensation expense	1,659	1,571
Amortization of securities discount and premium	31	21
Gain on sale of fixed assets	(5)	(11)
Changes in operating assets and liabilities:
Restricted cash related to operating lease	1,258	—
Prepaid expenses and other assets	522	54
Accounts payable	(1,938)	(455)
Accrued liabilities and compensation	(2,101)	(2,363)
Deferred revenue	(21)	217

Net cash used in operating activities	(18,655)	(30,306)

Investing Activities:
Maturities of investments	17,709	16,339
Purchases of investments	(9,100)	(12,382)
Purchases of property and equipment	(777)	(1,116)

Net cash provided by investing activities	7,832	2,841

Financing Activities:
Payments on long-term debt	(1,314)	(1,279)
Payments on capital lease obligations	(321)	(279)
Payments on facility lease obligation	(41)	(29)
Proceeds from exercise of stock options and other	(8)	154

Net cash used in financing activities	(1,684)	(1,433)

Net decrease in cash and cash equivalents	(12,507)	(28,898)
Cash and cash equivalents at beginning of year	75,721	60,964

Cash and cash equivalents at end of period	$63,214	$32,066

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival, if any, from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. Upon the receipt of positive interim or final analysis of survival, we intend to amend our BLA. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed our target enrollment of over 500 patients in the IMPACT study. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009. We own worldwide commercialization rights for Provenge.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The accompanying financial information as of December 31, 2007 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of future results that may be expected for the year ending December 31, 2008 or any other future period.
Net Loss Per Share
     Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 32,211,198 and 6,900,459 for the three months ended March 31, 2008 and 2007, respectively.
Reclassifications
     We have reclassified prior period financial statements to confirm to the current period presentation. In our consolidated statements of cash flows for the three months ended March 31, 2007, we made reclassifications to appropriately reflect the investing activities attributable to maturities and purchases in available for sale securities and amortization of securities discount and premium. These reclassifications resulted in a net decrease to cash used in operating activities of $21,000 and a net decrease in cash provided by investing activities of $21,000 for the three months ended March 31, 2007. These reclassifications were for comparative purposes only and had no net effect on our balance sheet, statement of operations, stockholders’ equity or net cash flows.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Research and Development Expenses
     We account for research and developments costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” and Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). For research and development activities in progress at January 1, 2008, costs are expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008 nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.
Accounting for Stock-Based Compensation
     We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At March 31, 2008 and December 31, 2007, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2007 Form 10-K for the year ended December 31, 2007. Under SFAS 123R, we recorded stock compensation expense of $1.7 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively, of which $876,000 and $708,000, respectively, were included in research and development expense and $782,000 and $862,000, respectively, were included in general and administrative expense.
     SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months ended March 31, 2008 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.

     The fair value for stock awards was estimated at the date of grant using the Black — Scholes — Merton option valuation model with the following weighted average assumptions for the three months ended March 31, 2008 and 2007:

	Employee Stock Options		Employee Stock Purchase Plan
	March 31,		March 31,
	2008	2007	2008	2007

Weighted average estimated fair value	$4.34	$2.73	$1.44	$1.97

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	91.2%	78.6%	62.5%	123.5%
Risk-free interest rate (C)	2.5%	4.8%	1.5%	5.0%
Expected life (D)	4.5 years	4.5 years	0.5 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of the employee stock purchase plan represents the purchase period under the plan.
The following table summarizes our stock option activity during the three months ended March 31, 2008:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value

Outstanding, January 1, 2008	5,223,439	$7.10
Granted	376,564	6.39
Exercised	(6,903)	3.49
Forfeited	(134,596)	7.01

Outstanding, March 31, 2008	5,458,504	$7.06	6.82	$695,648

Exercisable, March 31, 2008	3,633,473	$7.95	5.71	$510,295
     As of March 31, 2008, we had approximately $4.2 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately 2 years.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and granted restricted stock awards with service and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA and the balance will vest for non-executive employees upon the earlier of when the requisite service period is rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and granted restricted stock awards with service and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees will vest 50% upon one year of service from the grant date and the balance will vest upon the approval of Provenge for commercialization by the FDA. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $4.9 million relating to these performance conditions.

     The following table summarizes our restricted stock award activity during the three months ended March 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date	Stock	Grant Date
	Stock Awards	Fair Value	Awards	Fair Value

Outstanding at beginning of period	1,449,687	$5.96	1,106,160	$3.54
Granted	529,488	6.37	252,129	4.31
Vested	(90,824)	4.38	(329,018)	4.39
Forfeited or expired	(32,313)	4.38	(7,450)	4.13

Outstanding at end of period	1,856,038	$6.14	1,021,821	$3.46

     As of March 31, 2008 we had approximately $8.6 million in total unrecognized compensation expense related to our restricted stock awards, which includes $3.7 million of compensation expense that is to be recognized over a weighted average period of approximately two years and $4.9 million of compensation expense that is subject to achievement of certain performance conditions.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
     On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008 nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.
     The adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations”
     Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.
New Accounting Standards Not Yet Adopted
     In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to a collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.

4. FAIR VALUE MEASUREMENTS
     We implemented SFAS 157 for our financial assets and liabilities that are measured and reported at fair value at each reporting period. We currently measure and record, in the accompanying financial statements, cash equivalents and investment securities as available-for-sale. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:
Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;
Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 — Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market	$4,548	$4,548	$—	$—
Commercial paper	56,640	—	56,640	—
Corporate debt securities	23,301	—	23,301	—
Government-sponsored enterprises	8,493	—	8,493	—
U.S. Treasury Note	4,533	—	4,533	—

Total financial assets	$97,515	$4,548	$92,967	$—

     As of March 31, 2008 and December 31, 2007, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources. As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (a “Level 3” input).
     The fair value of the convertible senior subordinated notes at March 31, 2008 was approximately $62.4 million, based on the last trading price in March. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.
5. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Furniture and office equipment	$1,280	$1,263
Laboratory and manufacturing equipment	10,908	10,905
Computer equipment and software	9,794	9,794
Leasehold improvements	15,672	15,681
Buildings	1,730	1,730
Construction in progress	10,460	9,966

	49,844	49,339
Less accumulated depreciation and amortization	(23,064)	(21,885)

	$26,780	$27,454

     Included in leasehold improvements at March 31, 2008 is $11.1 million, which represents the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) for service, which we completed in September 2006. We commenced production of Provenge for clinical use in February 2007. At March 31, 2008, the $10.5 million in construction in progress includes $7.8 million related to the remaining portion of the capitalized amount of the Facility, which includes $598,000 in capitalized interest, $2.5 million in software and $136,000 in manufacturing equipment.
6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Antigen manufacturing costs	$5,328	$5,987
Clinical trial costs	1,789	1,949
Accrued interest expense	1,181	169
Deferred rent	795	697
Accrued legal costs	540	640
Other accrued liabilities	2,021	2,103

	$11,654	$11,545

7. CONVERTIBLE SENIOR SUBORDINATED NOTES
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the notes was declared effective by the Securities and Exchange Commission (the “SEC”) on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.1 million during the three months ended March 31, 2008.
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

     The fair value of the Notes at March 31, 2008 and December 31, 2007 was approximately $62.4 million and $69.6 million, respectively, based on the last trading prices in March and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
8. COMMITMENTS AND CONTINGENCIES
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with Provenge. Our first binding order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007 and we began to receive antigen pursuant to this order in November 2007. Our remaining obligation as of March 31, 2008 is to pay Diosynth $5.8 million pro rata upon the continued delivery of commercial scale antigen.
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint.
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
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. However, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed oppositions to both motions to dismiss. A hearing on the motions to dismiss the amended complaint is currently scheduled before the Court on June 20, 2008.
     On July 9, 2007, we received a letter from the New York Regional Office of the SEC dated July 3, 2007, notifying the Company of an informal inquiry which appears to be related to disclosures regarding the approval process for Provenge and trading in the Company’s stock. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. We are cooperating fully, and intend to continue to cooperate fully, with the SEC staff and respond to the staff’s request for information. We do not intend to comment on any aspect of the inquiry or possible outcomes until the inquiry is completed.
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

	Three months ended
	March 31,
(in thousands)	2008	2007
Net loss	$(19,516)	$(30,858)
Net unrealized gain on securities	113	92

Comprehensive loss	$(19,403)	$(30,766)

10. RESTRUCTURING
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

		Paid		Balance
	At January 1,	in		As of
Restructuring Charges	2008	2008	Adjustments	March 31, 2008
	(In thousands)

Severance and outplacement costs	$334	$(244)	$(35)	$55

11. SUBSEQUENT EVENT
     On April 3, 2008, we entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as the placement agent, relating to the proposed offering (the “Offering”) to an institutional investor (the “Investor”) of 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”). In connection with the Offering, on April 3, 2008, we entered into a subscription agreement with the Investor relating to the sale of the Shares and the Warrants. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased, with net proceeds to us approximating $46 million, after deducting the placement agent fees and all estimated offering expenses. The Warrants will be exercisable at any time on or after October 8, 2008 and prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.

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
     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 under the caption, “Risk Factors” and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel cancer therapeutics. Our portfolio includes active immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy for prostate cancer.
     We have incurred significant losses since our inception. As of March 31, 2008, our accumulated deficit was $511.2 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide commercialization rights for Provenge.
     We will not generate revenue from the sale of commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved by the U.S. Food and Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities. We anticipate our operating expenses will decrease in 2008 from 2007 levels.
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
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of company personnel that were focused on the near term commercialization activities of Provenge. This resulted in immediate personnel reductions of approximately 18% of our total workforce, or the elimination of approximately 40 positions. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival, if any, from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. We anticipate that interim results will be available from our IMPACT study during the second half of 2008. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that final results will be available from our IMPACT study during the second half of 2009. Upon the receipt of positive interim or final analysis of survival, we intend to amend our BLA.
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
     Except as noted below, our critical accounting policies are summarized in our 2007 Form 10-K.
Recent Accounting Pronouncements
     On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008 nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.
     The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements “ (“SFAS 157”), did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations”

     Effective January 1, 2008, we adopted, on a prospective basis, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the January 1, 2008 effective date.
New Accounting Standards Not Yet Adopted
     In December 2007, the Financial Accounting Standards Board (the “FASB”) ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain income statement presentation of transactions with third parties and of payments between parties to a collaborative arrangement, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Revenue
     Revenue decreased to $31,000 for the three months ended March 31, 2008, compared to $80,000 for the three months ended March 31, 2007. The decrease in 2008 was primarily due to decreased revenue related to royalties from a license agreement. Our revenue in 2008 and 2007 includes recognition of deferred revenue related to two license agreements.
Research and Development Expenses
     Research and development expenses decreased to $13.5 million for the three months ended March 31, 2008, from $25.0 million for the three months ended March 31, 2007. The decrease in the first quarter of 2008 was primarily due to decreased contract manufacturing costs of $6.9 million, decreased clinical development costs of $2.4 million, decreased outside service costs of $892,000, decreased salaries and benefit costs of $875,000 primarily due to decreased headcount and decreased travel costs of $453,000.
     Financial data from our research and development-related activities is compiled and managed by us as follows:
     1) Clinical programs; and
     2) Discovery research.
     Our research and development expenses for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three months ended
	March 31,
	2008	2007
Clinical programs:
Direct costs	$9.7	$12.2
Indirect costs	2.9	12.1

Total clinical programs	12.6	24.3

Discovery research	0.9	0.7

Total research and development expense	$13.5	$25.0

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, rent, restructuring charges, stock-based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.
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
General and Administrative Expenses
     General and administrative expenses decreased to $5.7 million for the three months ended March 31, 2008, compared to $7.1 million for the three months ended March 31, 2007. General and administrative expenses were primarily comprised of salaries and benefits, consulting fees, marketing fees and administrative costs to support our operations. The decrease in the first quarter of 2008 was primarily attributable to $785,000 in decreased salaries and benefits due to decreased headcount, $643,000 in decreased consulting fees, $216,000 in decreased travel costs, $158,000 in decreased administrative costs and $115,000 in decreased marketing fees offset by $516,000 in increased legal fees related to current legal proceedings.
Interest Income
     Interest income decreased to $1.1 million for the three months ended March 31, 2008, from $1.4 million for the three months ended March 31, 2007. The decrease in 2008 was primarily due to lower average interest rates.
Interest Expense
     Interest expense increased to $1.5 million for the three months ended March 31, 2008, compared to $293,000 for the three months ended March 31, 2007. The increase in 2008 was primarily due to an increase in the average debt balance during the three months ended March 31, 2008, including the principal amount of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) as compared to 2007. We capitalized $229,000 in interest costs related to the construction of the Morris Plains, New Jersey manufacturing facility (the “Facility”) during the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses
     As of March 31, 2008, we had approximately $99.5 million in cash, cash equivalents and short- and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaboration agreements, interest income earned and debt instruments, including the Notes.
     Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $18.7 million and $30.3 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At March 31, 2008, our aggregate investment in equipment and leasehold improvements was $40.3 million.

     As of March 31, 2008, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:
•	costs for the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	working capital needs;

•	supporting additional clinical trials of Provenge and for our other products under development;

•	operating and expanding the Facility;

•	increased personnel needs; and

•	continuing our internal research and development programs.
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
Leases and Credit Facility
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
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five- year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit the Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit, which was recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2007. As of January 31, 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million.
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loan with an original principal amount totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval for the commercialization of Provenge. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. The balance due on the GE Notes as of March 31, 2008 was approximately $7.0 million.
     We currently have $2.2 million of leasehold improvements, laboratory, computer and office equipment outstanding. The amount of remaining lease payments due under these leases as of March 31, 2008 was approximately $571,000.

Production and Supply Expenses
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. We received our first shipment of the antigen in November 2007. Our remaining obligation as of March 31, 2008 is to pay Diosynth approximately $5.8 million upon the remaining deliveries of commercial scale antigen.
Financings from the Sale of Securities and Issuance of Convertible Notes
     Equity Investments Proceeds
     We have received net proceeds of $136.5 million from the sale of equity securities through a public offering and registered direct offerings since January 1, 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs. As of March 31, 2008, we had up to $250.0 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements. In April 2008, we registered an additional $29.4 million of such securities. In April 2008, we received net proceeds of $46.0 million from our offering of 8.0 million shares of our common stock (the “Shares”) to an institutional investor (the “Investor”). Warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) were also issued in the connection with the offering. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants will be exercisable at any time on or after October 8, 2008 and prior April 8, 2015, with an exercise price of $20.00 per share of common stock.
     Convertible Notes
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to .25% of the principal amount of the Notes up to the 90th day following a registration default, and .50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.1 million for the three months ended March 31, 2008.
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
     The fair value of the Notes at March 31, 2008 was approximately $62.4 million based on the last trading price in March.
     Equity Line Arrangement
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. At the time of our sale of common stock and warrants exercisable for common stock in April 2008, we amended the Purchase Agreement, which we have the unilateral option to do, to temporarily eliminate our ability to issue draw notices. We may unilaterally amend the Purchase Agreement to again issue draw notices under the Purchase Agreement, up to Azimuth’s aggregate commitment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure of any single issuer and defines allowable investments. No auction rate or mortgage-backed securities are permitted to be held. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.
     As of March 31, 2008 and December 31, 2007, we had short-term investments of $23.6 million and $27.1 million, respectively and long-term investments of $12.8 million and $17.7 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at March 31, 2008, assuming a 100 basis point increase in market interest rates, would decrease by $63,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
     We proactively monitor and manage our portfolio. If necessary we believe we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
     We limit our exposure to adjustable interest rates on our debt financings by capping the interest rate at a fixed amount.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Disclosure controls and procedures.
     Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Changes in internal control over financial reporting.

     During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint.
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
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. However, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed oppositions to both motions to dismiss. A hearing on the motions to dismiss the amended complaint is currently scheduled before the Court on June 20, 2008.
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
Dated this 8th day of May, 2008

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