Form 10-Q
period 2008-06-30
DENDREON CORP
filed 2008-08-11
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes   No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 6, 2008 was 93,258,638.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,622	$75,721
Short-term investments	39,282	27,115
Restricted cash	1,553	1,553
Prepaid and other current assets	1,478	2,508

Total current assets	115,935	106,897
Property and equipment, net	26,811	27,454
Long-term investments	14,427	17,739
Long-term restricted cash	5,030	6,288
Debt issuance costs and other assets	3,069	3,284

Total assets	$165,272	$161,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,203	$2,221
Accrued liabilities	7,234	11,545
Accrued compensation	2,771	4,598
Deferred revenue	82	82
Warrant liability	12,194	—
Current portion of capital lease obligations	272	780
Current portion of facility lease obligation	195	172
Current portion of long-term debt	4,560	5,843

Total current liabilities	31,511	25,241
Deferred revenue, less current portion	355	397
Capital lease obligations, less current portion	—	73
Long-term debt, less current portion	649	2,083
Facility lease obligation, less current portion	8,136	8,241
Convertible senior subordinated notes	85,250	85,250
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 91,676,323 and 83,258,210 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	91	83
Additional paid-in capital	566,875	531,891
Accumulated other comprehensive income	84	52
Accumulated deficit	(527,679)	(491,649)

Total stockholders’ equity	39,371	40,377

Total liabilities and stockholders’ equity	$165,272	$161,662

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$26	$523	$57	$603
Operating expenses:
Research and development	13,193	16,369	26,671	41,331
General and administrative	5,420	7,018	11,095	14,094

Total operating expenses	18,613	23,387	37,766	55,425

Loss from operations	(18,587)	(22,864)	(37,709)	(54,822)
Other income (expense):
Interest income	951	1,330	2,088	2,722
Interest expense	(1,246)	(691)	(2,777)	(983)
Gain from valuation of warrant liability	2,368	—	2,368	—

Net loss	$(16,514)	$(22,225)	$(36,030)	$(53,083)

Basic and diluted net loss per share	$(0.18)	$(0.27)	$(0.41)	$(0.65)

Shares used in computation of basic and diluted net loss per share	91,217	82,512	87,265	82,047

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net loss	$(36,030)	$(53,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,893	3,158
Non-cash stock-based compensation expense	3,150	2,904
Amortization of securities discount and premium	(49)	114
Gain on sale of fixed assets	(5)	(11)
Gain on valuation of warrant liability	(2,368)	—
Changes in operating assets and liabilities:
Restricted cash related to operating lease	1,258	—
Prepaid expenses and other assets	1,245	(438)
Accounts payable	1,982	(1,093)
Deferred revenue	(42)	(54)
Accrued liabilities and compensation	(6,138)	(2,916)

Net cash used in operating activities	(34,104)	(51,419)

Investing Activities:
Maturities of investments	26,233	34,624
Purchases of investments	(35,007)	(13,223)
Purchases of property and equipment	(2,245)	(1,953)

Net cash (used in) provided by investing activities	(11,019)	19,448

Financing Activities:
Proceeds from common stock offering, net of financing costs	45,991	—
Proceeds from issuance of debt, net of debt financing costs	—	72,450
Payments on capital lease obligations	(581)	(562)
Payments on long-term debt	(2,717)	(2,588)
Payments on facility lease obligation	(82)	(60)
Net proceeds from exercise of stock options, warrants and other	(32)	6,032
Issuance of common stock under the Employee Stock Purchase Plan	445	589

Net cash provided by financing activities	43,024	75,861

Net increase in cash and cash equivalents	(2,099)	43,890
Cash and cash equivalents at beginning of year	75,721	60,964

Cash and cash equivalents at end of period	$73,622	$104,854

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival, if any, from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. Upon the receipt of positive interim or final analysis of survival, we intend to amend our BLA. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed our target enrollment of over 500 patients in the IMPACT study. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that interim results will be available from our IMPACT study during October of 2008. We anticipate that final results will be available from our IMPACT study during 2009. We own worldwide commercialization rights for Provenge.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The accompanying financial information as of December 31, 2007 has been derived from audited financial statements. Operating results for the three- and six- month periods ended June 30, 2008 are not necessarily indicative of future results that may be expected for the year ending December 31, 2008 or any other future period.

Net Loss Per Share
     Basic and diluted net loss per share of common stock is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of June 30, 2008 and 2007, shares excluded from the computation of net loss per share were 39,825,214 and 13,587,481, respectively.
Reclassifications
     We have reclassified prior period financial statements to confirm to the current period presentation. In our consolidated statements of cash flows for the six months ended June 30, 2007, we made reclassifications to appropriately reflect the investing activities attributable to maturities and purchases in available for sale securities and amortization of securities discount and premium. These reclassifications resulted in a net decrease to cash used in operating activities of $114,000 and a net decrease in cash provided by investing activities of $114,000 for the six months ended June 30, 2007. These reclassifications were for comparative purposes only and had no net effect on our balance sheet, statement of operations, stockholders’ equity or net cash flows.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Research and Development Expenses
     We account for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” and Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). For research and development activities in progress at January 1, 2008, costs are expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.
Accounting for Stock-Based Compensation
     We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At June 30, 2008 and December 31, 2007, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2007 Form 10-K. Under SFAS 123R, we recorded stock compensation expense of $1.5 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively, of which $778,000 and $764,000, respectively, were included in research and development expense and $713,000 and $570,000, respectively, were included in general and administrative expense. We recorded stock compensation expense of $3.2 million and $2.9 million for the six months ended June 30, 2008 and 2007, respectively, of which $1.7 million and $1.5 million, respectively, were included in research and development expense and $1.5 million and $1.4 million, respectively, were included in general and administrative expense.
     SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the six months ended June 30, 2008 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and thus there were no such financing cash flows reported.
     The fair value for stock awards was estimated at the date of grant using the Black Scholes option valuation model with the following weighted average assumptions for the three and six months ended June 30, 2008 and 2007:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended June 30,		For the Three Months ended June 30,
	2008	2007	2008	2007
Weighted average estimated fair value (A)	N/A	$9.38	$1.27	$1.97
Weighted Average Assumptions
Dividend yield (A,B)	N/A	0.0%	0.0%	0.0%
Expected volatility (A,C)	N/A	93%	48%	124%
Risk-free interest rate (A,D)	N/A	4.7%	2.2%	5.0%
Expected life (A,E)	N/A	4.8 years	0.5 years	0.5 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average estimated fair value	$4.34	$3.25	$1.27	$1.97
Weighted Average Assumptions
Dividend yield (B)	0.0%	0.0%	0.0%	0.0%
Expected volatility (C)	91%	80%	48%	124%
Risk-free interest rate (D)	2.5%	4.7%	2.2%	5.0%
Expected life (E)	4.5 years	4.5 years	0.5 years	0.5 years

(A)	During the quarter ended June 30, 2008, we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value are not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the historical volatility of our stock.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the six months ended June 30, 2008:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2008	5,223,439	$7.10
Granted	376,564	6.39
Exercised	(7,528)	3.54
Forfeited	(236,842)	6.91

Outstanding, June 30, 2008	5,355,633	$7.07	6.34	$341,207

Exercisable, June 30, 2008	3,698,277	$7.87	5.22	$307,453
     As of June 30, 2008, we had approximately $3.3 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
Restricted Stock Awards

     Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $4.6 million relating to these performance conditions.
     The following table summarizes our restricted stock award activity during the six months ended June 30, 2008:

	2008
		Weighted Average
		Grant Date Fair
	Stock Awards	Value
Outstanding at beginning of period	1,449,687	$5.96
Granted	531,888	6.37
Vested	(293,828)	5.98
Forfeited or expired	(114,322)	6.30

Outstanding at end of period	1,573,425	6.06

     As of June 30, 2008 we had approximately $7.4 million in total unrecognized compensation expense related to our restricted stock awards, which includes $2.8 million of compensation costs to be recognized over a weighted average period of approximately two years and $4.6 million that is subject to the achievement of certain performance conditions.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants will be exercisable at any time on or after October 8, 2008 and prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black Scholes option-pricing model. We recorded approximately $2.4 million of other income in 2008 related to the change in the fair value of the Warrants. As of June 30, 2008, the fair value of the Warrants was determined to be $12.2 million.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.

     The adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), did not have a material impact on our consolidated financial statements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
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
New Accounting Standards Not Yet Adopted
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP ABP 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial statements.
     In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement to our statement of operations, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.
4. FAIR VALUE MEASUREMENTS
     We implemented SFAS 157 for our financial assets and liabilities that are measured and reported at fair value at each reporting period. We currently measure and record cash equivalents and investment securities as available-for-sale. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:
Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2008 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market	$7,911	$7,911	$—	$—
Commercial paper	62,913	—	62,913	—
Corporate debt securities	34,693	—	34,693	—
Government-sponsored enterprises	14,549	—	14,549	—
U.S. Treasury Note	4,467	—	4,467	—

Total financial assets	$124,533	$7,911	$116,622	$—

Liabilities:
Warrants (Footnote 9 - Equity)	$12,194	$—	$—	$12,194
     As of June 30, 2008 and December 31, 2007, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.
     The following table is a roll forward of the fair value of the Warrants, whose fair value is determined by Level 3 inputs (in thousands):

	Three Months	Six Months
	Ended	Ended
Description	June 30, 2008	June 30, 2008
Beginning balance	$—	$—

Purchases, issuances, and settlements	14,562	14,562

Total gain included in net loss (1)	(2,368)	(2,368)

Ending balance	$12,194	$12,194

(1)	The gain as of June 30, 2008 relates to the revaluation of the warrant liability from the date of issuance of the Warrants, April 3, 2008, through June 30, 2008. The gain is reflected in our consolidated statements of operations as a component of other income (expense).
     The fair value of the Notes at June 30, 2008 was approximately $56.9 million, based on the last trading price in June. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.

5. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Furniture and office equipment	$1,306	$1,263
Laboratory and manufacturing equipment	10,935	10,905
Computer equipment and software	9,828	9,794
Leasehold improvements	15,686	15,681
Buildings	1,730	1,730
Construction in progress	11,773	9,966

	51,258	49,339
Less accumulated depreciation and amortization	(24,447)	(21,885)

	$26,811	$27,454

     Included in leasehold improvements at June 30, 2008 is $11.1 million of the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) for clinical use in February 2007. At June 30, 2008, the $11.8 million in construction in progress included $7.9 million related to the remaining portion of the capitalized amount of the Facility (including $644,000 in capitalized interest), $3.6 million in software and $233,000 in manufacturing equipment.
6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Antigen manufacturing costs	$749	$5,987
Clinical trial costs	1,794	1,949
Accrued interest expense	169	169
Deferred rent	894	697
Accrued legal costs	432	640
Other accrued liabilities	3,196	2,103

	$7,234	$11,545

7. CONVERTIBLE SENIOR SUBORDINATED NOTES
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses, were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the Securities and Exchange Commission (the “SEC”) on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.2 million during the six months ended June 30, 2008.
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
     Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and related guidance, we have identified the embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.
     The fair value of the Notes at June 30, 2008 and December 31, 2007 was approximately $56.9 million and $69.6 million, respectively, based on the last trading prices in June and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
8. COMMITMENTS AND CONTINGENCIES
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with Provenge. Production was commenced on our first binding order for commercial scale quantities of the antigen in January 2007 and we began to receive antigen pursuant to this order in November 2007. Our remaining obligation as of June 30, 2008 is to pay Diosynth $3.4 million upon the final delivery of commercial scale antigen, which delivery and payment occurred in July 2008.
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Lead plaintiff filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and lead plaintiff filed his opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief is due August 20, 2008. Oral argument has not been scheduled.
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
          On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants have filed replies to plaintiff’s opposition. By Order dated May 22, 2008, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the amended complaint in the federal class action, McGuire v. Dendreon Corporation.
     On August 6, 2008, we received a letter from the New York Regional Office (“NYRO”) of the SEC notifying the Company that NYRO’s previously disclosed informal inquiry has been completed and that NYRO does not intend to recommend any enforcement action by the SEC.
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
9. EQUITY
     On April 3, 2008, we entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as the placement agent, relating to the proposed offering (the “Offering”) to the Investor of the Shares and the Warrants. In connection with the Offering, on April 3, 2008, we entered into a subscription agreement with the Investor relating to the sale of the Shares and the Warrants. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased, with net proceeds to us approximating $46 million, after deducting the placement agent fees and all estimated offering expenses. The Warrants will be exercisable at any time on or after October 8, 2008 and prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     The Warrants contain a “fundamental change” provision, as defined in the Offering, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS No. 133, as amended, and EITF No. 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at issuance, April 3, 2008, and June 30, 2008 was approximately $14.6 million and $12.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Footnote 4 — Fair Value Measurements). As a result of this decrease, the Company recorded approximately $2.4 million in other income.
10. COMPREHENSIVE LOSS
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(16,514)	$(22,225)	$(36,030)	$(53,083)
Net unrealized gain (loss) on securities	(81)	(78)	32	14

Comprehensive loss	$(16,595)	$(22,303)	$(35,998)	$(53,069)

11. RESTRUCTURING
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of personnel who were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18%, or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses. In September 2007, we incurred additional restructuring costs of approximately $442,000, $133,000 of which was recognized on the date the restructuring was communicated, and $309,000 of which was based on continuing service by employees and was recognized in 2007. Substantially all costs related to the September 2007 restructuring were recognized as research and development expenses.

				Balance
		Paid		As of
	At January 1,	In		June 30,
Restructuring Charges	2008	2008	Adjustments	2008
	(In thousands)
Severance and outplacement costs	$334	$(250)	$(37)	$47

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
     We have incurred significant losses since our inception. As of June 30, 2008, our accumulated deficit was $527.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide commercialization rights for Provenge.
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
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of company personnel who were focused on the near term commercialization activities of Provenge. This resulted in immediate personnel reductions of approximately 18% of our total workforce, or the elimination of approximately 40 positions. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival, if any, from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific. Recently, the FDA agreed to amend the special protocol assessment for the IMPACT study. This amendment will enable us to receive final results from the IMPACT study approximately one year earlier than previously anticipated with comparable power for the study. We anticipate that interim results will be available from our IMPACT study during October of 2008. We anticipate that final results will be available from our IMPACT study during 2009. Upon the receipt of positive interim or final analysis of survival, we intend to amend our BLA.
     The special protocol assessment for the IMPACT study, as amended in September 2005, elevated survival to the primary endpoint. Men with asymptomatic or minimally symptomatic disease were eligible for the study. We completed the target enrollment of 500 patients in the IMPACT study during October 2007.
     Other potential product candidates we have under development include Neuvenge™, our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/neu. We are also developing an orally-available small molecule called Trp-p8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia.
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
     Except as noted below, our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended December 31, 2007.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants will be exercisable at any time on or after October 8, 2008 and prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as the instrument is exercised or is otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black Scholes option-pricing model. We recorded approximately $2.4 million of other income in 2008 related to the change in the fair value of the Warrants. As of June 30, 2008, the fair value of the Warrants was determined to be $12.2 million.
Recent Accounting Pronouncements
     On January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.
     The adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), did not have a material impact on our consolidated financial statements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
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
New Accounting Standards Not Yet Adopted
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (‘SFAS 162’). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect that the adoption of SFAS 162 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP ABP 14-1”). FSP APB 14-1 requires that issuers of convertible debt instruments that may be settled in cash upon conversion separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. We are evaluating the impact that the adoption of FSP APB 14-1 will have on our consolidated financial statements.
     In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement to our statement of operations, along with disclosure about the nature and purpose of the arrangement.

EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations or financial position.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
Revenue
     Revenue decreased to $26,000 for the three months ended June 30, 2008, compared to $523,000 for the three months ended June 30, 2007. Revenue decreased to $57,000 for the six months ended June 30, 2008, compared to $603,000 for the six months ended June 30, 2007. The decreases were primarily due to decreased revenue related to the sale of certain intellectual property. Our revenue in 2008 and 2007 includes recognition of deferred revenue related to two license agreements.
Research and Development Expenses
     Research and development expenses decreased to $13.2 million for the three months ended June 30, 2008, from $16.4 million for the three months ended June 30, 2007. Research and development expenses decreased to $26.7 million for the six months ended June 30, 2008, from $41.3 million for the six months ended June 30, 2007. The three month decrease was primarily due to decreased salaries and benefit costs of $1.8 million primarily due to severance incurred during our reduction in force in May 2007, decreases in contract manufacturing costs of $715,000, decreased Provenge commercialization consulting costs of $364,000 and decreased clinical development costs of $294,000. The six month decrease was primarily due to decreased contract manufacturing costs of $6.8 million, decreased clinical manufacturing costs of $3.5 million as a result of completion of patient enrollment of the D9902B trial in late 2007, decreased salaries and benefit costs of $2.7 million primarily due to decreased headcount and the severance associated with the 2007 reduction in force, decreased Provenge commercialization consulting costs of $962,000 and decreased travel costs of $529,000.
     Financial data from our research and development-related activities is compiled and managed by us as follows:
     1) Clinical programs and
     2) Discovery research.
     Our research and development expenses for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Clinical programs:
Direct costs	$2.6	$8.4	$5.5	$20.6
Indirect costs	9.6	7.3	19.3	19.3

Total clinical programs	12.2	15.7	24.8	39.9
Discovery research	1.0	0.7	1.9	1.4

Total research and development expense	$13.2	$16.4	$26.7	$41.3

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

     While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:
     • the timeframe over which our projects are likely to be completed,
     • whether they will be completed,
     • if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies, or
     • whether, if approved, they will be scalable to meet commercial demand.
General and Administrative Expenses
     General and administrative expenses decreased to $5.4 million for the three months ended June 30, 2008, compared to $7.0 million for the three months ended June 30, 2007. General and administrative expenses decreased to $11.1 million for the six months ended June 30, 2008, compared to $14.1 million for the six months ended June 30, 2007. General and administrative expenses primarily comprise salaries and benefits, consulting fees, marketing fees and administrative costs to support our operations. The three month decrease was primarily attributable to decreased consulting, outside services and marketing costs of $992,000 related to preparation for the commercialization of Provenge, decreased salaries and benefits of $789,000 due to decreased headcount and the severance cost incurred in May 2007 as part of the reduction in force, partially offset by $379,000 in increased legal fees related to current legal proceedings. The six month decrease was primarily attributable to decreased consulting, outside services and marketing costs of $1.7 million related to preparation for the commercialization of Provenge, decreased salaries and benefits of $1.6 million related to decreased headcount and the severance costs incurred in May 2007 as part of the reduction in force, decreased travel costs of $298,000, partially offset by increased legal fees of $895,000 related to current legal proceedings.
Interest Income
     Interest income decreased to $951,000 for the three months ended June 30, 2008, from $1.3 million for the three months ended June 30, 2007. Interest income decreased to $2.1 million for the six months ended June 30, 2008, from $2.7 million for the six months ended June 30, 2007. The decrease in 2008 was primarily due to lower average interest rates and lower average cash and investment balances.
Interest Expense
     Interest expense increased to $1.2 million for the three months ended June 30, 2008, compared to $691,000 for the three months ended June 30, 2007. Interest expense increased to $2.8 million for the six months ended June 30, 2008, compared to $983,000 for the six months ended June 30, 2007. The increase in 2008 was primarily due to an increase in the average debt balance during the three months ended June 30, 2008, including the principal amount of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) as compared to 2007. We capitalized $206,000 and $229,000 in interest costs related to our product scheduling system and the construction of the Morris Plains, New Jersey manufacturing facility (the “Facility”) during the six months ended June 30, 2008 and 2007, respectively.
Warrant Liability
     Non-operating income associated with the decrease in warrant liability was $2.4 million for the six and three months ended June 30, 2008. This represents the change in the fair value of the Warrants. The fair value of the Warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of June 30, 2008, we had approximately $127.3 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity securities, cash receipts from collaboration agreements, interest income earned and debt instruments, including the Notes.
     Net cash used in operating activities for the six months ended June 30, 2008 and 2007 was $34.1 million and $51.4 million, respectively. Expenditures in both periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At June 30, 2008, our aggregate investment in equipment and leasehold improvements was $41.7 million.
     As of June 30, 2008, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:
•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	supporting additional clinical trials of Provenge and for our other products under development,

•	operating and expanding the Facility,

•	increased personnel needs, and

•	continuing our internal research and development programs.
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
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loan with an original principal amount totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of June 30, 2008 was $4.6 million. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. The balance due on the GE Notes as of June 30, 2008 was approximately $5.2 million.
Production and Supply Expenses
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. We received our first shipment of the antigen in November 2007. Our remaining obligation as of June 30, 2008 is to pay Diosynth approximately $3.4 million upon the final deliveries of commercial scale antigen, which delivery and payment occurred in July 2008.
Financings from the Sale of Securities and Issuance of Convertible Notes
Equity Offering Proceeds
     We have received net proceeds of $136.4 million from the sale of equity securities through a public offering and registered direct offerings since January 1, 2005. In December 2005, we sold 11.5 million shares of common stock at a price of $4.50 per share for gross proceeds of $51.8 million, or $48.3 million, net of underwriting fees, commissions and other offering costs. In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs.
     In April 2008, we received net proceeds of $46.0 million from our offering of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants will be exercisable at any time on or after October 8, 2008 and prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS No. 133, as amended, and EITF No. 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at issuance, April 3, 2008, and June 30, 2008 was approximately $14.6 million and $12.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Footnote 4 — Fair Value Measurements). As a result of this increase, the Company recorded approximately $2.4 million in other income.
     As of June 30, 2008, we had up to $22.0 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements.
Convertible Notes

     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.2 million for the six months ended June 30, 2008.
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
     The fair value of the Notes at June 30, 2008 was approximately $56.9 million based on the last trading price in June 2008.
Equity Line Arrangement
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. At the time of our sale of common stock and warrants exercisable for common stock in April 2008, we amended the Purchase Agreement to temporarily eliminate our ability to issue draw notices. We may amend the Purchase Agreement to again issue draw notices under the Purchase Agreement, up to Azimuth’s aggregate commitment.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As of June 30, 2008 and December 31, 2007, we had short-term investments of $39.3 million and $27.1 million, respectively and long-term investments of $14.4 million and $17.7 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at June 30, 2008, assuming a 100 basis point increase in market interest rates, would decrease by $81,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Lead plaintiff filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and lead plaintiff filed his opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief is due August 20, 2008. Oral argument has not been scheduled.

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
          On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants have filed replies to plaintiff’s opposition. By Order dated May 22, 2008, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the amended complaint in the federal class action, McGuire v. Dendreon Corporation.
     On August 6, 2008, we received a letter from the New York Regional Office (“NYRO”) of the SEC notifying the Company that NYRO’s previously disclosed informal inquiry has been completed and that NYRO does not intend to recommend any enforcement action by the SEC.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 4, 2008 in Seattle, Washington. Of the 93,206,922 shares of common stock outstanding as of the record date, 73,053,516 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:
1.	To elect two directors to hold office for a 3-year term and until their successors are duly elected and qualified, each Director received the votes “for” and “withheld” as set opposite his respective name:

Nominee	For	Withheld
Richard B. Brewer	70,397,416	2,656,100
Mitchell H. Gold, M.D.	70,139,912	2,913,604
Susan B. Bayh, M. Blake Ingle, Ph.D., and David L. Urdal, Ph.D. will continue as Directors until the 2009 Annual Meeting of Stockholders. Gerardo Canet, Bogdan Dziurzynski, D.P.A. and Douglas G. Watson will continue as Directors until the 2010 Annual Meeting.
2.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

Votes
For	71,842,518
Against	788,918
Abstain	422,080
     There were no other matters voted upon at the Annual Meeting.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 11, 2008

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