Form 10-Q
period 2008-09-30
DENDREON CORP
filed 2008-11-10
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 3, 2008 was 96,941,340.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,839	$75,721
Short-term investments	35,654	27,115
Restricted cash	853	1,553
Prepaid and other current assets	2,001	2,508

Total current assets	100,347	106,897
Property and equipment, net	27,728	27,454
Long-term investments	9,077	17,739
Long-term restricted cash	5,030	6,288
Debt issuance costs and other assets	2,962	3,284

Total assets	$145,144	$161,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,276	$2,221
Accrued liabilities	7,476	11,545
Accrued compensation	3,626	4,598
Deferred revenue	82	82
Warrant liability	21,313	—
Current portion of capital lease obligations	200	780
Current portion of facility lease obligation	207	172
Current portion of long-term debt	3,580	5,843

Total current liabilities	37,760	25,241
Deferred revenue, less current portion	335	397
Capital lease obligations, less current portion	—	73
Long-term debt, less current portion	138	2,083
Facility lease obligation, less current portion	8,082	8,241
Convertible senior subordinated notes	85,250	85,250
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 91,776,175 and 83,258,210 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	91	83
Additional paid-in capital	568,283	531,891
Accumulated other comprehensive income (loss)	(339)	52
Accumulated deficit	(554,456)	(491,649)

Total stockholders’ equity	13,579	40,377

Total liabilities and stockholders’ equity	$145,144	$161,662

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$26	$112	$83	$715
Operating expenses:
Research and development	12,660	13,449	39,331	54,780
General and administrative	4,625	6,364	15,720	20,458

Total operating expenses	17,285	19,813	55,051	75,238

Loss from operations	(17,259)	(19,701)	(54,968)	(74,523)
Other income (expense):
Interest income	819	2,022	2,907	4,744
Interest expense	(1,218)	(1,551)	(3,995)	(2,534)
Loss from valuation of warrant liability	(9,119)	—	(6,751)	—

Net loss	$(26,777)	$(19,230)	$(62,807)	$(72,313)

Basic and diluted net loss per share	$(0.29)	$(0.23)	$(0.71)	$(0.88)

Shares used in computation of basic and diluted net loss per share	91,723	82,965	88,762	82,356

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months Ended
	September 30,
	2008	2007
Operating Activities:
Net loss	$(62,807)	$(72,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,325	4,719
Non-cash stock-based compensation expense	4,314	4,149
Amortization of securities discount and premium	29	224
Loss (gain) on sale of fixed assets	(5)	42
Loss on valuation of warrant liability	6,751	—
Changes in operating assets and liabilities:
Restricted cash related to operating lease	1,258	—
Prepaid expenses and other assets	829	119
Accounts payable	(945)	(1,069)
Deferred revenue	(62)	(74)
Accrued liabilities and compensation	(5,041)	(716)

Net cash used in operating activities	(51,354)	(64,919)

Investing Activities:
Sales and Maturities of investments	41,704	45,787
Purchases of investments	(42,001)	(33,505)
Purchases of property and equipment	(4,594)	(2,406)

Net cash (used in) provided by investing activities	(4,891)	9,876

Financing Activities:
Proceeds from common stock offering, net of financing costs	45,991	—
Proceeds from release of security deposits associated with debt	700	648
Proceeds from issuance of debt, net of debt financing costs	—	82,257
Payments on capital lease obligations	(653)	(851)
Payments on long-term debt	(4,208)	(3,923)
Payments on facility lease obligation	(124)	(95)
Net proceeds from exercise of stock options, warrants and other	212	6,404
Issuance of common stock under the Employee Stock Purchase Plan	445	589

Net cash provided by financing activities	42,363	85,029

Net (decrease) increase in cash and cash equivalents	(13,882)	29,986
Cash and cash equivalents at beginning of year	75,721	60,964

Cash and cash equivalents at end of period	$61,839	$90,950

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival, if any, from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed our target enrollment of over 500 patients in the IMPACT study. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The independent data monitoring committee (the “IDMC”) reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis. At the final analysis, which is anticipated in the middle of 2009, if the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we intend to amend our BLA. We own worldwide commercialization rights for Provenge.
Principles of Consolidation
     The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The accompanying financial information as of December 31, 2007 has been derived from audited financial statements. Operating results for the three- and nine- month periods ended September 30, 2008 are not necessarily indicative of future results that may be expected for the year ending December 31, 2008 or any other future period.

Net Loss Per Share
     Basic and diluted net loss per share of common stock is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of September 30, 2008 and 2007, shares excluded from the computation of net loss per share were 39,489,886 and 14,329,716, respectively.
Reclassifications
     We have reclassified prior period financial statements to conform to the current period presentation. In our consolidated statements of cash flows for the nine months ended September 30, 2007, we made reclassifications to appropriately reflect the investing activities attributable to maturities and purchases in available for sale securities and amortization of securities discount and premium. These reclassifications resulted in a net decrease to cash used in operating activities of $224,000 and a net decrease in cash provided by investing activities of $224,000 for the nine months ended September 30, 2007. These reclassifications were for comparative purposes only and had no net effect on our balance sheet, statement of operations, stockholders’ equity or net cash flows.
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
Accounting for Stock-Based Compensation
     We measure stock compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). At September 30, 2008 and December 31, 2007, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2007 Form 10-K. Under SFAS 123R, we recorded stock compensation expense of $1.1 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, of which $643,000 and $705,000, respectively, were included in research and development expense and $523,000 and $539,000, respectively, were included in general and administrative expense. We recorded stock compensation expense of $4.3 million and $4.1 million for the nine months ended September 30, 2008 and 2007, respectively, of which $2.3 million and $2.2 million, respectively, were included in research and development expense and $2.0 million and $1.9 million, respectively, were included in general and administrative expense.
     SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the nine months ended September 30, 2008 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses (“NOLs”), and therefore no such financing cash flows were reported.
     The fair value for stock awards was estimated at the date of grant using the Black Scholes option valuation model with the following weighted average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended September 30,		For the Three Months ended September 30,
	2008	2007	2008	2007
Weighted average estimated fair value (A)	N/A	$5.61	$1.22	$2.14
Weighted Average Assumptions
Dividend yield (A,B)	N/A	0.0%	0.0%	0.0%
Expected volatility (A,C)	N/A	93%	50%	124%
Risk-free interest rate (A,D)	N/A	4.7%	1.6%	5.0%
Expected life (A,E)	N/A	4.8 years	0.5 years	0.5 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Nine months Ended September 30,		For the Nine months Ended September 30,
	2008	2007	2008	2007
Weighted average estimated fair value	$4.34	$3.29	$1.25	$2.04
Weighted Average Assumptions
Dividend yield (B)	0.0%	0.0%	0.0%	0.0%
Expected volatility (C)	91%	80%	49%	124%
Risk-free interest rate (D)	2.5%	4.7%	2.0%	5.0%
Expected life (E)	4.5 years	4.6 years	0.5 years	0.5 years

(A)	During the quarter ended September 30, 2008, we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value are not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the historical volatility of our stock.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the nine months ended September 30, 2008:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2008	5,223,439	$7.10
Granted	376,564	6.39
Exercised	(59,259)	4.75
Forfeited	(462,745)	8.15

Outstanding, September 30, 2008	5,077,999	$6.98	6.22	$2,515,010

Exercisable, September 30, 2008	3,544,176	$7.72	5.20	$1,508,847
     As of September 30, 2008, we had approximately $2.6 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
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
     The following table summarizes our restricted stock award activity during the nine months ended September 30, 2008:

	2008
		Weighted Average
		Grant Date Fair
	Stock Awards	Value
Outstanding at beginning of period	1,449,687	$5.96
Granted	545,838	6.35
Vested	(343,974)	5.78
Forfeited or expired	(135,820)	6.30

Outstanding at end of period	1,515,731	6.10

     As of September 30, 2008 we had approximately $6.8 million in total unrecognized compensation expense related to our restricted stock awards, which includes $2.2 million of compensation costs to be recognized over a weighted average period of approximately one year and $4.6 million that is subject to the achievement of certain performance conditions.
Fair Value
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black Scholes option-pricing model. As of September 30, 2008, the fair value of the Warrants was determined to be $21.3 million; accordingly we recorded approximately $6.8 million in other expense for the nine months ended September 30, 2008 related to the change in the fair value of the Warrants.

3. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, we adopted EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.
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
     On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Fair Value Measurements” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our results of operations, cash flows or financial positions.
New Accounting Standard Not Yet Adopted
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
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of September 30, 2008 (in thousands):

		Quoted Prices in		Significant
	Balance as of	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market	$11,866	$11,866	$—	$—
Commercial paper	47,470	—	47,470	—
Corporate debt securities	27,610	—	27,610	—
Government-sponsored enterprises	12,654	—	12,654	—
U.S. Treasury Note	4,467	—	4,467	—

Total financial assets	$104,067	$11,866	$92,201	$—

Liabilities:
Warrants (Footnote 9 - Equity)	$21,313	$—	$—	$21,313
     As of September 30, 2008 and December 31, 2007, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Nine months
	Ended	Ended
	September 30,	September 30,
Description	2008	2008
Beginning balance	$12,194	$—
Purchases, issuances, and settlements	—	14,562
Total loss included in net loss (1)	9,119	6,751

Ending balance	$21,313	$21,313

(1)	The loss for the nine months ended September 30, 2008 relates to the revaluation of the warrant liability from the date of issuance of the Warrants, April 3, 2008, through September 30, 2008. The loss is reflected in our consolidated statements of operations as a component of other income (expense).
     As further discussed in Note 7, the fair value of the Notes at September 30, 2008 was approximately $59.0 million, based on the last trading price in September. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.

5. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Furniture and office equipment	$1,306	$1,263
Laboratory and manufacturing equipment	10,959	10,905
Computer equipment and software	9,986	9,794
Leasehold improvements	15,686	15,681
Buildings	1,730	1,730
Construction in progress	13,940	9,966

	53,607	49,339
Less accumulated depreciation and amortization	(25,879)	(21,885)

	$27,728	$27,454

     Included in leasehold improvements at September 30, 2008 is $11.1 million of the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) for clinical use. At September 30, 2008, the $13.9 million in construction in progress included $8.7 million related to the remaining portion of the capitalized amount of the Facility (including $787,000 in capitalized interest), $5.0 million in software (including $212,000 in capitalized interest), and $274,000 in manufacturing equipment.
6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2008	2007
Antigen manufacturing costs	$—	$5,987
Clinical trial costs	1,898	1,949
Accrued interest expense	1,181	169
Deferred rent	992	697
Construction in progress	758	104
Accrued legal costs	257	640
Other accrued liabilities	2,390	1,999

	$7,476	$11,545

7. CONVERTIBLE SENIOR SUBORDINATED NOTES
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses, were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the Securities and Exchange

Commission (the “SEC”) on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $3.4 million during the nine months ended September 30, 2008.
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
     The fair value of the Notes at September 30, 2008 and December 31, 2007 was approximately $59.0 million and $69.6 million, respectively, based on the last trading prices in September and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
8. COMMITMENTS AND CONTINGENCIES
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with Provenge. Production was commenced on our first binding order for commercial scale quantities of the antigen in January 2007 and we began to receive antigen pursuant to this order in November 2007. The final delivery of commercial scale antigen, including payment, occurred in July 2008, and we have no remaining obligation as of September 30, 2008. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Lead plaintiff filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and lead plaintiff filed his opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008. Oral argument is scheduled for November 25, 2008.

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
     On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors which has responsibility to consider an appropriate response to the letters has advised counsel for the two stockholders that it will consider an appropriate response after it is determined whether the Court in Loh v. Gold will require that the plaintiff stockholder in that action must make a demand on the Board before proceeding with the derivative lawsuit.
     On August 6, 2008, we received a letter from the New York Regional Office (“NYRO”) of the Securities and Exchange Commission notifying the Company that NYRO’s previously disclosed informal inquiry has been completed and that NYRO does not intend to recommend any enforcement action by the SEC.
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
9. EQUITY
     On April 3, 2008, we entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as placement agent, relating to the proposed offering (the “Offering”) to the Investor of the Shares and the Warrants. In connection with the Offering, on April 3, 2008, we entered into a subscription agreement with the Investor relating to the sale of the Shares and the Warrants. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased, with net proceeds to us approximating $46 million, after deducting the placement agent fees and all estimated offering expenses. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     The Warrants contain a “fundamental change” provision, as defined in the Offering, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS No. 133, as amended, and EITF No. 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at issuance, April 3, 2008, and September 30, 2008 was approximately $14.6 million and $21.3 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Footnote 4 — Fair Value Measurements). As a result of this increase, the Company recorded approximately $6.8 million in other expense.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(26,777)	$(19,230)	$(62,807)	$(72,313)
Net unrealized gain (loss) on securities	(423)	51	(391)	65

Comprehensive loss	$(27,200)	$(19,179)	$(63,198)	$(72,248)

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

				Balance
		Paid		As of
	At January 1,	In		September 30,
Restructuring Charges	2008	2008	Adjustments	2008
	(In thousands)
Severance and outplacement costs	$334	$(289)	$(39)	$6

12. SUBSEQUENT EVENT
     On October 10, 2008, we sold approximately $20.9 million of our common stock to Azimuth Opportunity Ltd. (“Azimuth”) in the first sale to Azimuth under the Common Stock Purchase Agreement. We sold Azimuth an aggregate of 3,610,760 shares of our common stock at a price of $5.80 per share. We received net proceeds from the sale of these shares of approximately $19.8 million.
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
     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) under the caption, “Risk Factors” and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     We have incurred significant losses since our inception. As of September 30, 2008, our accumulated deficit was $554.5 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and marketing efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide commercialization rights for Provenge.
     We will not generate revenue from the sale of commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved by the U.S. Food and Drug Administration (“FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities. We cannot predict whether funding from future sales of securities will be available on acceptable terms or at all. Our 2008 operating expenses continue to decrease as compared to 2007 operating levels.
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
     On November 9, 2006, we completed our submission of our BLA to the FDA for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population.
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
     On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The independent data monitoring committee (the “IDMC”) reported to us a 20 percent reduction in the risk of death in the PROVENGE arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis. At the final analysis, which is anticipated in the middle of 2009, if the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we intend to amend our BLA. We own worldwide commercialization rights for Provenge.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We make judgments and estimates based upon assumptions when applying accounting principles to prepare our consolidated financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our consolidated financial statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
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
Fair Value
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair value at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black Scholes option-pricing model. We recorded approximately $6.8 million of other expense in 2008 related to the change in the fair value of the Warrants. As of September 30, 2008, the fair value of the Warrants was determined to be $21.3 million.
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
     In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations”
     On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Fair Value Measurements” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our results of operations, cash flows or financial positions.
New Accounting Standard Not Yet Adopted
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
Revenue
     Revenue decreased to $26,000 for the three months ended September 30, 2008, compared to $112,000 for the three months ended September 30, 2007. Revenue decreased to $83,000 for the nine months ended September 30, 2008, compared to $715,000 for the nine months ended September 30, 2007. The three month decrease was primarily due to decreased royalty income and the nine month decrease was primarily due to decreased revenue related to the sale of certain intellectual property. Our revenue in 2008 and 2007 includes recognition of deferred revenue related to two license agreements.
Research and Development Expenses
     Research and development expenses decreased to $12.7 million for the three months ended September 30, 2008, from $13.4 million for the three months ended September 30, 2007. Research and development expenses decreased to $39.3 million for the nine months ended September 30, 2008, from $54.8 million for the nine months ended September 30, 2007. The three and nine month decreases were primarily due to decreased Phase 3 clinical activities as a result of the completion of patient enrollment in the IMPACT trial in late 2007, the completion and utilization of our New Jersey manufacturing facility and resultant reduction of outside clinical manufacturing, the purchase of commercial antigen in 2007, the reduction in the costs for pre-commercialization efforts of Provenge and the decrease in headcount and related severance costs associated with the 2007 reduction in force.
     Financial data from our research and development-related activities is compiled and managed by us as follows:
     1) Clinical programs and
     2) Discovery research.
     Our research and development expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Clinical programs:
Direct costs	$2.3	$3.2	$7.8	$19.8
Indirect costs	9.4	9.4	28.6	32.8

Total clinical programs	11.7	12.6	36.4	52.6
Discovery research	1.0	0.8	2.9	2.2

Total research and development expense	$12.7	$13.4	$39.3	$54.8

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
General and Administrative Expenses
     General and administrative expenses decreased to $4.6 million for the three months ended September 30, 2008, compared to $6.4 million for the three months ended September 30, 2007. General and administrative expenses decreased to $15.7 million for the nine months ended September 30, 2008, compared to $20.5 million for the nine months ended September 30, 2007. General and administrative expenses primarily comprise salaries and benefits, consulting fees, marketing fees and administrative costs to support our operations. The three and nine month decreases were primarily attributable to decreased outside services and marketing costs related to pre-commercialization efforts of Provenge, decreased headcount and severance associated with the 2007 reduction in force and decreased legal fees associated with our current legal proceedings.
Interest Income
     Interest income decreased to $819,000 for the three months ended September 30, 2008, from $2.0 million for the three months ended September 30, 2007. Interest income decreased to $2.9 million for the nine months ended September 30, 2008, from $4.7 million for the nine months ended September 30, 2007. The decrease in 2008 was primarily due to lower average interest rates and lower average cash and investment balances.
Interest Expense
     Interest expense decreased to $1.2 million for the three months ended September 30, 2008, compared to $1.6 million for the three months ended September 30, 2007. Interest expense increased to $4.0 million for the nine months ended September 30, 2008, compared to $2.5 million for the nine months ended September 30, 2007. The three month decrease was primarily attributable to $142,000 in decreased interest expense related to debt and capital lease obligations. Furthermore, we capitalized $144,000 and $52,000 in interest costs related to the construction of the Morris Plains, New Jersey manufacturing facility (the “Facility”) and our product scheduling system during the three months ended September 30, 2008 and 2007, respectively. The nine month increase was primarily due to an increase in the average debt balance during the nine months ended September 30, 2008, including the principal amount of our 4.75% convertible senior subordinated notes due 2014 (the “Notes”) as compared to 2007 resulting in increased interest expense of $2.0 million offset by $422,000 in decreased interest expense related to debt and capital lease obligations.
Warrant Liability
     Non-operating expense associated with the increase in warrant liability was $9.1 million and $6.8 million for the three and nine months ended September 30, 2008, respectively. This represents the increase in the fair value of the Warrants from the date of issuance. The fair value of the Warrants was determined using the Black-Scholes option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of September 30, 2008, we had approximately $106.6 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible securities, cash receipts from collaboration agreements, interest income earned and debt instruments.
     Net cash used in operating activities for the nine months ended September 30, 2008 and 2007 was $51.4 million and $64.9 million, respectively. Expenditures in both periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses and marketing expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At September 30, 2008, our aggregate investment in equipment and leasehold improvements was $43.9 million.
     As of September 30, 2008, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if Provenge is approved for commercialization, it is anticipated we will need to raise additional funds for, among other things:
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
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year and the remaining loan with an original principal amount totaling $9.6 million with an average interest rate of 10.1 percent, were drawn in full and are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the $7.0 million GE Note, which finances the “soft costs” (such as leasehold improvements and designs), and will be released pro rata upon the repayment of the loan or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of September 30, 2008 was $3.9 million. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The security deposit is recorded on our consolidated balance sheet in restricted cash and long-term restricted cash. The balance due on the GE Notes as of September 30, 2008 was approximately $3.6 million.
Production and Supply Expenses
     On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. covering the commercial production of the antigen used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007. We received our first shipment of the antigen in November 2007. The final delivery of commercial scale antigen, including payment, occurred in July 2008, and we have no remaining obligation as of September 30, 2008. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
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

     The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS 133, as amended, and EITF No. 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at issuance, April 3, 2008, and September 30, 2008 was approximately $14.6 million and $21.3 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Footnote 4 — Fair Value Measurements). As a result of this increase, we recorded $9.1 million and $6.8 million in non-operating expense for the three and nine months ended September 30, 2008, respectively.
     As of September 30, 2008, we had up to $322 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements. In October 2008, we sold approximately $21.0 million in common stock to Azimuth Opportunity Ltd. under our Equity Line Arrangement described below.
Convertible Notes
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $3.4 million for the nine months ended September 30, 2008.
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
     The fair value of the Notes at September 30, 2008 was approximately $59.0 million based on the last trading price in September 2008.
Equity Line Arrangement
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately

18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. Pursuant to a single draw down notice, on October 10, 2008, we issued 3,610,760 shares of our common stock to Azimuth. We received net proceeds of approximately $19.8 million.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure of any single issuer and defines allowable investments. Auction rate or asset-backed securities outside of Federal guarantee are not permitted to be held. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.
     As of September 30, 2008 and December 31, 2007, we had short-term investments of $35.7 million and $27.1 million, respectively, and long-term investments of $9.1 million and $17.7 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at September 30, 2008, assuming a 100 basis point increase in market interest rates, would decrease by $61,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     (10) Changes in internal control over financial reporting.
     During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Lead plaintiff filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and lead plaintiff filed his opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008. Oral argument is scheduled for November 25, 2008.
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
      On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors which has responsibility to consider an appropriate response to the letters has advised counsel for the two stockholders that it will consider an appropriate response after it is determined whether the Court in Loh v. Gold will require that the plaintiff stockholder in that action must make a demand on the Board before proceeding with the derivative lawsuit.
     On August 6, 2008, we received a letter from the New York Regional Office (“NYRO”) of the Securities and Exchange Commission notifying the Company that NYRO’s previously disclosed informal inquiry has been completed and that NYRO does not intend to recommend any enforcement action by the SEC
     Management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date November 10, 2008

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN Gregory T. Schiffman
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ GREGORY R. COX Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.