Form 10-K
period 2008-12-31
DENDREON CORP
filed 2009-03-12
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3203193 (I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON (Address of principal executive offices)	98121 (Zip Code)

(206) 256-4545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value Per Share	The NASDAQ Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2008, as reported by the NASDAQ Stock Market, was $401,037,151.

As of March 5, 2009, the registrant had outstanding 98,201,864 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2009 with the Securities and Exchange Commission in connection with the registrant’s 2009 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation originally formed in 1992 as Activated Cell Therapy, Inc., is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (“FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed our target enrollment of over 500 patients in the IMPACT study. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The independent data monitoring committee (the “IDMC”) reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA. We own worldwide commercialization rights for Provenge.

Product Candidates Overview

The following table summarizes the target indications and status of our product candidates in clinical development.

Product Candidate	Target Indication(s)	Status

Product Candidates in Clinical Trials
Active Cellular Immunotherapy:
Provenge (sipuleucel-T)	Androgen-independent prostate cancer:
	Phase 3 D9901, D9902A	complete, BLA filed 2006
	Phase 3 D9902B (IMPACT)	ongoing; interim survival October 2008
	Phase 2 P07-2	ongoing
Androgen-dependent prostate cancer:
	Phase 3 P-11	ongoing ; primary analysis 2007
	Phase 2 P-16	complete
	Phase 2 D9905	complete
	Phase 2 P07-1 (neoadjuvant)	ongoing
Neuvengetm (lapuleucel-T)	Breast cancer:
	Phase 1 2000-1	complete
Breast, ovarian and colon cancer:
	Phase 1 2000-2	complete
Small Molecule Agonist to Trp Ion Channel:
D3263	Multiple cancers: Phase 1 T08-1	IND cleared

Product Candidates in Research and Development

Immunotherapy Targets

CEA	Breast, lung and colon cancer	Preclinical
CA-9 (MN)	Kidney, colon and cervical cancer	Preclinical
Monoclonal Antibody
Anti-Serine Protease	Multiple cancers	Preclinical
Anti-HLA-DR	Hematologic Malignancies	Preclinical

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

Antigen Identification.  Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. Our lead product candidate, Provenge, targets the prostate cancer antigen, prostatic acid phosphatase (“PAP”) which is found in approximately 95 percent of all prostate cancers. The antigen target for Neuvenge, our active immunotherapy for breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen and carbonic anhydrase 9. We discovered the tumor antigen TRPM8 and we are presently utilizing this protein for drug development.

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

Our Antigen Delivery Cassette is a protein that enhances antigen binding and entry into antigen-presenting cells. The Antigen Delivery Cassette targets each engineered antigen to a receptor on antigen-presenting cells and provides a common key to unlock the potential of these cells to process antigen. The antigen-presenting cells process antigen along pathways that stimulate cell-mediated immunity. We believe this process results in a potent cell-mediated immune response. Our Antigen Delivery Cassette technology also provides us with a foundation on which new proprietary antigens can be built.

Active Immunotherapy Production and Delivery.  Our manufacturing process incorporates two elements: the Antigen Delivery Cassette and antigen-presenting cells. To obtain antigen-presenting cells, we first arrange to have white blood cells removed from a patient’s blood through a standard blood collection process called leukapheresis. Antigen-presenting cells are then collected using our proprietary cell separation technology. The antigen-presenting cells are then incubated with the required concentration of Antigen Delivery Cassette under controlled conditions. After approximately 40 hours, the antigen-presenting cells are ready to be used. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from white blood cell collection to the administration of the active immunotherapy product candidate.

Provenge (sipuleucel-T)

Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent (also known as hormone refractory or castration resistant) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed the submission of our BLA to the FDA for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge. The FDA’s Advisory Committee review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the chemistry, manufacturing and controls section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The IDMC reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA.

The following table summarizes the survival results of the completed Provenge Phase 3 studies in men with asymptomatic, metastatic, androgen-independent prostate cancer:

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

In both of our D9901 and D9902A studies, Provenge was generally well tolerated. In controlled clinical trials, the most common adverse reactions associated with Provenge were chills, fever, headache, fatigue, shortness of breath, vomiting and tremor. These events were primarily grade 1 and 2, with a short duration of 1 to 2 days around the time of infusion. Less than 2 percent of patients were not able to receive a full course of Provenge (3 infusions) due to treatment-related adverse reactions.

Market for Provenge

The American Cancer Society estimated that in 2008 approximately 186,320 new cases of prostate cancer would be diagnosed in the United States, and approximately 28,668 men were expected to die of prostate cancer. Our Provenge clinical studies submitted in support of our BLA have primarily targeted asymptomatic and minimally symptomatic, metastatic, androgen-independent, prostate cancer. Androgen-independent prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones.

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

To be effective, cancer therapies must eliminate or control the growth of the cancer. Taxotere® (docetaxel) is a chemotherapy drug and it is the only FDA-approved drug that has been proven to prolong survival of androgen-independent prostate cancer patients. However, chemotherapy drugs are generally administered over the course of a number of months and may have significant side effects, including hair loss, fatigue, vomiting, and gastrointestinal effects.

We believe that Provenge addresses a significant unmet medical need for patients with metastatic, androgen-independent prostate cancer by prolonging survival while avoiding the toxicities associated with existing therapies. Provenge is administered over a four-week period consisting of three infusion treatments given on an outpatient basis each lasting about 30 to 60 minutes. The survival benefit in combination with the well tolerated treatment provides a highly favorable benefit-to-risk profile.

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

Clinical Trial — D9902B.  In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The IMPACT study was initiated in June 2003 under an SPA for the treatment of men with metastatic, androgen-independent prostate cancer whose tumors had been classified as Gleason score 7 or less. The SPA provides a written agreement with the FDA concerning the trial design and outlines definitive clinical objectives and data analyses. Based upon results of the two completed Phase 3 studies, D9901 and D9902A, we met with the FDA and amended the D9902B SPA to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. The primary endpoint of the study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. On May 29, 2007, the FDA confirmed that it will accept either a positive interim or positive final analysis of overall survival from the IMPACT study to amend the BLA and support licensure for Provenge. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The IDMC reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA.

Clinical Trial — P07-1.  In August 2008, we initiated a Phase 2 trial of Provenge in men with localized prostate cancer who are scheduled to undergo a radical prostatectomy. The trial called NeoACT (NEOadjuvant Active Cellular immunoTherapy), or P07-1, is anticipated to enroll approximately 40 patients. The study will assess safety of an immune response induced by sipuleucel-T in men with localized prostate cancer.

Clinical Trial — P07-2.  In August 2008, we initiated a Phase 2 trial of Provenge called PROACT (PROstate Active Cellular Therapy) or P07-2. The multicenter trial is enrolling approximately 120 patients with metastatic, androgen independent prostate cancer. All patients will receive active treatment but will be randomized into one of three cohorts that will receive Provenge manufactured with different concentrations of the immunizing antigen. Patients will receive three infusions of Provenge, each approximately two weeks apart. We are conducting the trial to explore the effect of antigen concentration on CD54 upregulation, a measure of product potency, as well as on immune response. Overall survival data will also be collected.

Other Provenge Clinical Trials in Early-Stage Prostate Cancer

Clinical Trial — P-11.  In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROvenge Treatment and Early Cancer Treatment) (“P-11”), Phase 3 clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of Provenge in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, an analysis of prostate-specific antigen doubling time (“PSADT”) calculated from 90 days following randomization to biochemical failure or the initiation of systemic therapy demonstrated a 35 percent prolongation in PSADT for patients who received Provenge compared to placebo (p = 0.046). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. These data were presented at the American Society of Clinical Oncology meeting in June of 2007. Per protocol, patients will continue to be followed for the clinical endpoints of distant failure and overall survival. The data from the patients in this study supplemented our overall safety database for Provenge as part of our BLA submission for men with advanced androgen-independent prostate cancer.

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

Carbonic Anhydrase 9 Antigen (“CA-9”).  CA-9 was found to be present on approximately 75 percent of cervical and colon cancers and 95 percent of renal cancers. We licensed the CA-9 antigen from Bayer Corporation, Business Group Diagnostics. In May 2006, preclinical data were presented at the American Association of Immunology Conference demonstrating that active immunotherapy using our proprietary Antigen Delivery Cassette technology with CA-9 significantly prolonged survival in animal models.

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

We also have in preclinical development, monoclonal antibodies directed to HLA-DR that induce apoptosis or programmed cell death, in HLA-DR expressing cancer cells such as the hematologic cancers like leukemia and lymphoma.

Small Molecules

TRPM8.  Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and chemotherapeutics, are small molecules. The protein encoded by the gene first designated trp-p8, is an ion channel. It was identified through our internal antigen discovery program. As progress has been made in the discovery of other ion channel members of the trp (Transient Receptor Potential) family, trp-p8 has come to be more commonly referred to as TRPM8. A patent on the gene encoding this ion channel was issued to us in 2001. In normal human tissues, it is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. A study found it to be present in 100 percent of prostate cancers and approximately 71 percent of breast cancers, 93 percent of colon cancers and 80 percent of lung cancers. Ion channels like TRPM8 may be an attractive target for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the TRPM8 ion channel and induced cell death (apoptosis). The small molecule agonists are orally bioavailable and in December 2009 an Investigational New Drug application (“IND”) was filed with the FDA for clinical evaluation of the product candidate D3263 in subjects with advanced cancer.

Manufacturing and Commercial Infrastructure

Final manufacture of Provenge for our clinical trials is currently conducted at a pilot manufacturing facility we operate in Seattle, Washington, and at our manufacturing facility in Morris Plains, New Jersey.

We manufacture the Antigen Delivery Cassettes for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current Good Manufacturing Practices (“cGMP”). Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc. (“Diosynth”) in March 2001. Pursuant to the agreement, Diosynth completed conformance runs for the manufacturing process for the antigen in July 2006. On December 22, 2005, we entered into a long-term supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007 and we received final delivery of this order of commercial scale antigen in July 2008.

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

The patient cells derived from the leukapheresis process are transported to our manufacturing facility where final manufacturing of Provenge occurs before it is then transported to a health care provider for infusion into the patient. For our clinical trials, we use commercial carriers to fulfill these transportation needs and it is anticipated that such carriers will be sufficient to fulfill our commercial transportation needs.

Our transportation network, manufacturing facilities, leukapheresis providers, and physician infusion centers will be linked with an information technology scheduling solution, that allows for timely, efficient and cost effective production and timely delivery of Provenge on a commercial basis, assuming Provenge is approved for sale. We have completed the design and are finalizing the development of the information technology scheduling system required for the commercial launch of Provenge.

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

Research and Development

We devote significant resources to research and development programs directed at discovering new products such as Provenge. On December 31, 2008, we employed 132 individuals in research and development functions. Our costs associated with research and development expenses were $50.1 million in 2008, $76.5 million in 2007 and $74.1 million in 2006.

Intellectual Property

We protect our technology through United States and foreign patent filings, trademarks and trade secrets that we own or license. We own or license issued patents or patent applications that are directed to the media and devices by which cells can be isolated and manipulated, our Antigen Delivery Cassette technology, our antigen-presenting cell processing technology, immunostimulatory compositions, methods of making the immunostimulatory compositions, methods for treating specific diseases using the immunostimulatory compositions, our monoclonal antibody and small molecule product candidates, and methods for treating certain diseases using the product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

We also own or license issued patents or patent applications that are directed to potential small molecule pharmaceutical compounds that are modulators of ion channel and protease activity, to methods of making the compounds and to methods for treating specific diseases using the compounds. For many of these issued patents or applications, we have filed foreign counterparts in various countries.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with Provenge or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere® (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to meet all necessary regulatory requirements for Provenge to receive FDA approval and to advance our other product candidates through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	our ability to manufacture Provenge and other products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to accurately forecast and meet demand for Provenge and our product candidates if regulatory approvals are achieved;

•	our ability to secure reimbursement for Provenge and our other product candidates,

•	the price of Provenge and that of other products we may develop and commercialize relative to competing products;

•	our ability to recruit, train, retain, manage and motivate our employees;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network and other operational and financial systems necessary to support our increased scale; and

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.

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

The first stage of the FDA approval process for a new biologic or drug involves the conducting of preclinical studies and the submission of the results of these studies to the FDA. This, together with proposed clinical protocol(s), manufacturing information, analytical data and other information, is submitted in an IND, and must become effective before human clinical trials may commence. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the “Good Laboratory Practices” regulations. Violation of these regulations, in some cases, may cause the FDA to invalidate the studies and require the company to replicate those studies.

After the IND becomes effective, a company may commence human clinical trials. A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, like Provenge, a biologics license application. Under federal law, the submission of most initial marketing applications is subject to a substantial application user fee, currently $1,247,200, and the manufacturer and sponsor under an approved new drug application are also subject to annual product and establishment user fees, currently $71,520 per product and $425,600 per establishment. These fees are typically increased annually.

Under goals established in connection with the Prescription Drug User Fee Act IV, the FDA has committed to reviewing standard marketing applications in 10 months and priority applications in six months. The FDA reviews an application and, when and if it decides that adequate data are available to show that the new compound is both safe and effective for a particular indication and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including whether the product has received priority review, the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA.

The FDA may, during its review of a marketing application, ask for additional test data and/or the conducting of additional clinical trials. If the FDA determines that a biologics license application does not contain sufficient data to support approval, the FDA will issue a complete response letter outlining the application’s deficiencies. A second review clock of six or two months duration begins when the applicant responds to the complete response letter with an amendment that addresses all issues raised in the complete response letter. If the FDA does ultimately approve the product, it may require post-marketing testing to monitor the safety and effectiveness of the product. In addition, the FDA may in some circumstances impose restrictions on the use of the product, which may be difficult and expensive to administer and may require prior approval of promotional materials.

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

Fast Track Designation/Priority Review

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

Ongoing Regulatory Requirements

Before approving a marketing application, the FDA will inspect the facilities at which the product is manufactured (including both those of the sponsor and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s cGMP, which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with cGMP regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

The pharmacovigilence, labeling, advertising, promotion, marketing and distribution of a prescription drug or biologic product also must be in compliance with FDA requirements, which include, among others, standards and regulations for off-label promotion, industry sponsored scientific and educational activities, promotional activities involving the internet, and direct-to-consumer advertising. The FDA has very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, injunctions and criminal prosecution.

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

Price Controls

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid

Services (“CMS”), an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Modernization Act provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

Environmental and Safety Laws

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

EMPLOYEES

As of March 2, 2009, we had 198 employees. None of our employees is subject to a collective bargaining agreement or represented by a union, and we believe that our relations with our employees are good.

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

Risks Relating to our Clinical and Commercialization Pursuits

Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain final FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.

Our most advanced product candidate is Provenge, an active cellular immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, our manufacturing protocol and controls, composition of the product and the FDA finding the data from our completed Phase 3 clinical trials sufficient to support approval. On November 9, 2006, we completed our submission of a BLA for Provenge based primarily on the demonstration of a survival benefit over placebo in patients with asymptomatic, metastatic androgen-independent prostate cancer in a Phase 3 study, D9901, as well as supportive evidence of survival from another Phase 3 study, D9902A. The BLA was accepted by the FDA on January 12, 2007 and granted priority review. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. On March 12, 2008, the FDA agreed to an amended Special Protocol Assessment for the Phase 3 IMPACT clinical trial of Provenge and reconfirmed that they would accept a positive interim or final analysis from the IMPACT trial to support licensure of Provenge. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The IDMC reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009.

The final results of our IMPACT study may not meet the FDA requirements for licensure, and the FDA may otherwise determine that our manufacturing staff, methods, facilities or raw materials are insufficient to warrant licensure. Furthermore, even if we receive FDA approval, we might not be successful in commercializing Provenge. If any of these things occur, our business would be materially harmed and the price of our common stock would likely decline.

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

To date, the FDA has approved for commercial sale in the United States an active immunotherapy designed to stimulate an immune response against human pappiloma virus to prevent cervical cancer, but there has been no active immunotherapy approved for treating pre-existing cancer. Consequently, there is no precedent for the successful commercialization of products based on our technologies in this area.

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

Data from our completed clinical trials and from our completed Phase 3 D9902B IMPACT study currently being analyzed may not be sufficient for approval by the FDA for Provenge. The ongoing clinical trials of Provenge or our other product candidates may not be completed as or when planned, and the FDA may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the FDA, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, FDA approval of any of our product candidates could materially harm our business and cause our stock price to decline.

The FDA or its Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain aspects of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. Provenge was reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. On March 12, 2008, the FDA agreed to an amended Special Protocol Assessment for the Phase 3 IMPACT clinical trial of Provenge and reconfirmed that they would accept a positive interim or final analysis from the IMPACT trial to amend the BLA for licensure of Provenge. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The IDMC reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The

IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA.

If we amend our BLA to submit additional data from the IMPACT trial, the FDA may determine to again convene an Advisory Committee to review the amended application. We may not obtain approval of our BLA for Provenge from the FDA because an Advisory Committee advises against it or because the FDA’s view of our BLA differs from that of an Advisory Committee. Therefore, any delay in obtaining, or inability to obtain, FDA approval of Provenge could materially harm our business and cause our stock price to decline.

We must expand our operations to commercialize Provenge, and we may encounter unexpected costs or difficulties.

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to further invest in our manufacturing facilities and information technology systems, develop a distribution network and hire additional personnel related to these functions. In 2006, we completed the initial phased build-out of our Morris Plains, New Jersey facility that provides manufacturing capabilities and related supporting facilities, as well as clean rooms. During 2007, we began production of Provenge at this facility for clinical use. We would need to add manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations to support commercialization, which may strain our existing managerial, operational, financial and other resources.

We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of products in commercial quantities. If we begin to build our sales capability in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives or to retain a third party to provide sales, marketing or distribution resources.

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

At December 31, 2008, we had an accumulated deficit of $563.3 million. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales until and unless the FDA approves Provenge for commercial sale. We expect to incur additional operating losses over the next few years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and losses will continue to cause our stockholders’ equity and working capital to decrease.

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

We may not be able to obtain additional financing on favorable terms or at all. If we are unable to raise additional funds, we may have to delay, reduce or eliminate some of our clinical trials and our development programs and infrastructure build out. If we raise additional funds by issuing equity or equity-linked securities, further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

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

The holders of the Notes may choose at any time to convert their Notes into common stock prior to maturity in June 2014. The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes. The number of shares of common stock issuable upon conversion of the Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the Notes were issued. Conversion of our Notes would result in issuance of additional shares of common stock, diluting existing common stockholders.

We may elect to issue additional shares of our common stock or other securities that may be convertible into our common stock, which could result in further dilution to our existing stockholders.

The Notes may be exchanged for shares of our common stock upon certain conditions. In addition, we may sell from time to time up to approximately $301 million in a combination of common stock, preferred stock, warrants to purchase securities and debt securities under existing shelf registration statements. On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which we amended in October 2008 and February 2009. As amended, the Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Purchase Agreement. On October 10, 2008, we issued 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million pursuant to the Purchase Agreement in the first draw down under our equity line of credit arrangement.

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

An IND must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop our product candidates and our business would be materially harmed.

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

The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. Even if we receive FDA and other regulatory approvals, our products may later exhibit adverse effects that limit or prevent their widespread use or that force us to withdraw those products from the market. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping requirements. Any problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

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

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.

We expect that many of the patients who seek treatment with Provenge or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans or uninsured. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change.

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Modernization Act”), enacted in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for Provenge, if it is approved for sale, or our other product candidates. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell Provenge and our other potential products will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell Provenge or our other potential products, if approved.

Federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before Provenge or any of our potential products are approved for marketing. It is difficult to predict which, if any, of these proposals will be enacted, and, if so, when. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes Provenge and our other products under development unaffordable.

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

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country. All of these factors could adversely impact our ability to successfully commercialize product candidates in these jurisdictions.

The pharmaceutical industry is subject to significant regulation and oversight in the United States.

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

Multi-jurisdictional regulations, including those establishing our ability to price products, may negatively affect our sales and profit margins.

We expect to face pricing pressure globally from managed care organizations, institutions and government agencies and programs that could negatively affect the sales and profit margins for Provenge or any other of our products that are approved for marketing. For example, in the United States, the Medicare Modernization Act contains a prescription drug benefit for individuals who are eligible for Medicare. The prescription drug benefit became effective on January 1, 2006 and has resulted in increased use of generics and increased purchasing power of those negotiating on behalf of Medicare recipients, which in turn may result in increased pricing pressure on our products.

In addition to legislation concerning price controls, other trends could adversely affect our sales and profit margins. These trends include legislative or regulatory action relating to health care reform initiatives, drug importation legislation and involuntary approval of medicines for over-the-counter use. These trends also include non-governmental initiatives and practices such as consolidation among customers, managed care practices and health care costs containment.

Risks Relating to Manufacturing Activities

We have limited commercial or other large-scale manufacturing experience.

To be successful, our product candidates must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have limited commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge and its components and our other product candidates. In 2006, we completed the initial phase of the build out for our Morris Plains, New Jersey facility, which includes commercial manufacturing space, including clean rooms. During 2007, we began production of Provenge at our facility for clinical use. In order to commercialize Provenge, if approved for marketing, we will need to hire and train a significant number of employees and comply with applicable regulations for our facilities, which are extensive. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could materially harm our business. Expansion of our production capabilities or facilities might also require reexamination of our manufacturing processes.

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

We intend to rely on results of preclinical studies and clinical trials performed using the form of the product candidate produced using the prior formulation or production method or at the prior scale. Depending upon the type and degree of differences between manufacturing processes or component substitutions for a product candidate, we may be required to conduct additional studies or clinical trials to demonstrate that the new method or methods or substitute component or product candidate is sufficiently similar to the previously produced material.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for the Antigen Delivery Cassette used in Provenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, a series of complex regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

We must rely at present on relationships with third-party contract manufacturers, which will limit our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.

We will rely upon contract manufacturers for components of Provenge for commercial sale, if it is approved for sale. Problems with any of our or our contract manufacturers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of antigen, components or finished Provenge. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our or our contract manufacturers’ facilities could result in cancellation of shipments, loss of components in the process of being manufactured or a shortfall in availability of a product. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, a contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our contract manufacturers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for Provenge, if it is approved for sale, cause us to lose revenue or market share if we are unable to timely meet market demands.

Further, if our contract manufacturers are not in compliance with regulatory requirements at any stage, including post-marketing approval, we may be fined, forced to remove a product from the market and/or experience other adverse consequences, including delays, which could materially harm our business.

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

There are products currently under development by other companies and organizations that could compete with Provenge or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Provenge and our other product candidates. A chemotherapeutic, Taxotere® (docetaxel) Injection Concentrate, was approved by the FDA in 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, which may be in direct competition with us.

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

With respect to a collaboration for Provenge or any of our other product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates. In addition, a collaborator for Provenge may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of Provenge and materially harm our business and stock price by delaying the date on which sales of the product may begin, if it is approved by the FDA, by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market.

Risks in Protecting our Intellectual Property

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets. We have issued patents, and applications for United States and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

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

We are also subject to the risk of claims, whether meritorious or not, that our immunotherapy candidates infringe or misappropriate third party intellectual property rights. If we are found to infringe or misappropriate third party intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.

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

Risks Relating to an Investment in Our Common Stock

We are currently subject to certain pending litigation and a stockholder demand and may be subject to similar claims in the future.

Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington, which the Court has consolidated and which name our company, and our Chief Executive Officer and one of our executive officers s and purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. A derivative suit has also been filed in the State of Washington against all of the members of our Board of Directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of the Company. In addition, we have received letters from counsel to two of our stockholders demanding our board of directors investigate certain allegations of wrongful disclosure and insider trading stemming from our disclosures regarding our correspondence with the FDA during the first half of 2007 pertaining to our BLA filed with the FDA for Provenge. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are costly. We are not currently able to estimate the possible cost to us from these matters, as these suits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	timing and the final outcome of FDA review of our BLA for Provenge;

•	the progression and tenor of our discussions with the FDA regarding our BLA for Provenge;

•	the recommendations of the FDA’s Advisory Committee for Provenge;

•	preclinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel and intellectual property rights;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

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

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 95,000 square feet under two leases. The first lease approximates 71,000 square feet and expires in December 2011 and may be extended at our option for one consecutive five-year period. The second lease for the remaining 24,000 square feet, as amended, also expires in December 2011. We lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in May 2009. We lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

Four proposed securities class action suits were filed in the United States District Court for the Western District of Washington. Three of these suits named Dendreon and our chief executive officer as defendants and alleged a proposed class period of March 30, 2007 through May 8, 2007. One suit named Dendreon, four of our executive officers, and two members of our Board of Directors and alleged a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purported to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints sought compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. Plaintiffs designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Plaintiffs filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and plaintiffs filed their opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008, and oral argument was held on November 25, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court allowed plaintiffs thirty days to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009, and plaintiffs filed their opposition to the motion to dismiss on February 13, 2009. Oral argument has not been requested. No trial date has been set and discovery has not commenced.

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants have filed replies to plaintiff’s opposition. By Order dated February 18, 2009 the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon Corporation.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the quarter ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of March 1, 2009 were as follows:

Name	Age	Position

Mitchell H. Gold, M.D.	41	President and Chief Executive Officer
Mark W. Frohlich, M.D.	47	Senior Vice President for Clinical Affairs and Chief Medical Officer
Richard F. Hamm, Jr.	49	Senior Vice President, Corporate Development, General Counsel and Secretary
Gregory T. Schiffman	51	Senior Vice President, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	59	Senior Vice President and Chief Scientific Officer

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

Our common stock trades on the Nasdaq Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low

Year ended December 31, 2008
First quarter	$7.00	$4.15
Second quarter	5.90	4.37
Third quarter	6.70	4.27
Fourth quarter	10.00	4.05
Year ended December 31, 2007
First quarter	$18.05	$3.57
Second quarter	25.25	4.95
Third quarter	8.56	6.80
Fourth quarter	8.50	4.56

Holders.  As of March 5, 2009, there were 384 holders of record of our common stock. We also have numerous beneficial owners of our common stock that are not included as holders of record.

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

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 in cash in our common stock or in each of the following indices on December 31, 2003: (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dendreon Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$111	$743	$273	$210	$5,035
Operating expenses	70,589	102,362	97,629	86,673	85,427

Loss from operations	(70,478)	(101,619)	(97,356)	(86,463)	(80,392)
Interest income (expense)	(1,537)	2,355	5,714	4,916	3,590
Gain from valuation of warrant liability	371	—	—	—	—

Loss before taxes	(71,644)	(99,264)	(91,642)	(81,547)	(76,802)
Foreign income tax benefit (expense)(1)	—	—	—	—	1,562

Net loss	$(71,644)	$(99,264)	$(91,642)	$(81,547)	$(75,240)

Basic and diluted net loss per share	$(0.79)	$(1.20)	$(1.27)	$(1.36)	$(1.32)

Shares used in computation of basic and diluted net loss per share	90,357	82,531	72,366	59,912	57,103

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$108,547	$120,575	$121,283	$166,409	$195,730
Working capital	84,269	81,656	89,557	121,532	170,735
Total assets	147,204	161,662	163,643	207,553	217,353
Long-term obligations, less current portion	93,272	95,647	17,027	15,729	2,429
Total stockholders’ equity	27,006	40,377	125,717	168,709	198,565

(1)	During the year ended December 31, 2004, we reversed our foreign tax liability and recognized a tax benefit of $1.6 million based on a new tax treaty, which eliminated withholding taxes on our revenue from our prior collaboration with Kirin Brewing Co., Ltd.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred significant losses since our inception. As of December 31, 2008, our accumulated deficit was $563.3 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate incurring net losses over at least the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide commercialization rights for Provenge.

We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved by the U.S. Food and Drug Administration (the “FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities.

In September 2005, we announced plans to submit our biologics license application (our “BLA”) to the FDA for approval to market Provenge. This decision followed a pre-BLA meeting in which we reviewed safety and efficacy data with the FDA from our two completed Phase 3 clinical trials for Provenge, D9901 and D9902A. In these discussions the FDA agreed that the survival benefit observed in the D9901 study in conjunction with the supportive data obtained from study D9902A and the absence of significant toxicity in both studies was sufficient to serve as the clinical basis of our BLA submission for Provenge. Provenge was granted Fast Track designation from the FDA for the treatment of asymptomatic, metastatic, androgen-independent (also known as hormone refractory) prostate cancer patients, which enabled us to submit our BLA on a rolling basis.

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

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept a positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. These analyses are event driven, rather than time specific.

On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The independent data monitoring committee (the “IDMC”) reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA.

We would also expect to increase our investments in commercial infrastructure in preparation for the possible approval of Provenge. The level of increased investment would depend on our ability to access additional financing, either through the capital markets, borrowings or through partnership opportunities with Provenge. The IMPACT study may not meet the prespecified statistical criteria, but still provide additional supportive evidence of efficacy to support amending our BLA. The decision to amend the BLA will be based on several factors, including the totality of the data from our three phase 3 studies and whether such data demonstrate a favorable benefit to risk profile for patients with asymptomatic, metastatic, androgen-independent prostate cancer. If the IMPACT study fails to provide sufficient positive evidence of survival to allow us to amend on BLA we expect to focus our efforts on the TRPM8 clinical program and explore potential business development opportunities.

Other potential product candidates we have under development include Neuvengetm, our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/

neu. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009.

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

Research and Development Expenses

We account for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” and Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research

and Development Activities” (“EITF 07-3”). For research and development activities in progress at January 1, 2008, costs are expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

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

We grant restricted stock awards that generally vest over a four year period, however, in 2006 and 2007, we granted restricted stock awards with certain performance conditions to all employees. In accordance with SFAS 123R, management is required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each provision.

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

For additional information about stock-based compensation, see Note 10 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

On January 1, 2008, we adopted EITF Issue 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Fair Value Measurements” (“FSP 157-3”), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.

The adoption of this standard as of December 31, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations, cash flows or financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

Revenue

Revenue was $111,000 in 2008, $743,000 in 2007 and $273,000 in 2006. The decrease in 2008 compared to 2007 was primarily due to decreased revenue related to the sale of certain intellectual property in 2007. Our revenue in 2008 also includes recognition of deferred revenue related to one license agreement. The increase in 2007 compared to 2006 was primarily due to revenue related to an intellectual property option purchase agreement entered into in 2006 with Wilex AG (“Wilex”) and exercised in 2007 for payment to us of $500,000, as further described below. Our revenue in 2007 and 2006 also includes recognition of deferred revenue related to two license agreements.

On February 22, 2006, we entered into an option purchase agreement with Wilex for our intellectual property in small molecule inhibitors of urokinase plasminogen activator (u-PA). On March 7, 2007, Wilex exercised its option pursuant to the terms and conditions of the option agreement in exchange for payment to us of $500,000. The sale of this technology is a perpetual exclusive arrangement where we have assigned our entire right, title and interest in the intellectual property to Wilex. Furthermore, upon exercising its option, Wilex is obligated to make additional milestone payments to us upon the occurrence of future events, which includes initiation of the first clinical Phase II and Phase III studies resulting from a product developed from the intellectual property and upon the first sale of this product after an approval from the FDA. These milestone payments are capped at $1.6 million.

Research and Development Expenses

Research and development expenses were $50.1 million in 2008, $76.5 million in 2007 and $74.1 million in 2006. The 2008 decrease compared with 2007 was primarily due to decreased Phase 3 clinical activities as a result of the completion of patient enrollment in the IMPACT trial in late 2007, the completion and utilization of our Morris Plains, New Jersey manufacturing facility (the “Facility”) and resultant reduction of outside clinical manufacturing, the purchase of commercial antigen in 2007, the reduction in the costs for pre-commercialization efforts of Provenge and the decrease in headcount and related severance costs associated with the 2007 reduction in force. The 2007 increase compared with 2006 was primarily due to the purchase of commercial antigen in 2007 and increased costs associated with our Facility, offset by decreased Phase 3 clinical activities as a result of the completion of patient enrollment in the IMPACT trial in late 2007.

Financial data from our research and development-related activities is compiled and managed by us as follows:

1) Clinical programs; and

2) Discovery research.

Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Clinical programs:
Direct costs	$9.0	$30.1	$27.2
Indirect costs	37.7	43.3	42.3

Total clinical programs	46.7	73.4	69.5

Discovery research	3.4	3.1	4.6

Total research and development expense	$50.1	$76.5	$74.1

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

General and Administrative Expenses

General and administrative expenses were $20.5 million in 2008, $25.8 million in 2007 and $23.5 million in 2006. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The decrease in 2008 compared with 2007 was primarily attributable to decreased outside services and marketing costs related to pre-commercialization efforts for Provenge, decreased headcount and severance costs associated with the 2007 reduction in force and decreased legal fees associated with our current legal proceedings. The increase in 2007 compared with 2006 was primarily attributable to increased legal fees associated with our current legal proceedings, increased non-cash stock compensation and increased administrative costs offset by decreased consulting costs associated with the validation of our enterprise resource planning system in 2006.

Interest Income

Interest income was $3.6 million in 2008, $6.5 million in 2007 and $6.1 million in 2006. The decrease in 2008 compared to 2007 was primarily due to lower average interest rates and lower average cash and investment balances. The increase in 2007 compared to 2006 was primarily due to higher average interest rates and a higher average cash balance due to the proceeds from the issue in June and July 2007 of an aggregate of $85.25 million in 4.75% Convertible Senior Subordinated Notes (the “Notes”).

Interest Expense

Interest expense was $5.2 million in 2008, $4.1 million in 2007 and $336,000 in 2006. The increase in 2008 was primarily due to an increase in the average debt balance in 2008, including the principal amount of the Notes as compared to 2007, offset by capitalized interest expense related to the construction of the Facility and our product scheduling system and by decreased interest expense related to debt and capital lease obligations. The increase in 2007 was primarily due to an increase in the average debt balance in 2007, including the principal amount of the Notes, as compared to 2006, and the 2006 capitalization of interest costs related to the construction of the Facility.

Warrant Liability

Non-operating income associated with the decrease in warrant liability was $371,000 for the year ended December 31, 2008. This represents the decrease in the initial fair value of $14.6 million of the warrants from the date of issuance, April 2008. Under SFAS 157, the warrants were determined to be Level 3 liability, as such the fair value was calculated using the Black-Scholes-Merton option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

Income Taxes

As of December 31, 2008, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $529 million and $76 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $15 million and $1.7 million, respectively. The NOLs and R&D Credits expire at various dates, beginning in 2009 through 2028, if not utilized. Utilization of the NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

Stock-Based Compensation Expense

Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2008, 2007 and 2006 was $5.9 million, $6.1 million and $5.3 million, respectively, of which $2.9 million, $2.8 million and $2.6 million, respectively, were included in research and development expense and $3.0 million, $3.3 million and $2.7 million, respectively, were included in general and administrative expense. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2008, 2007 and 2006 increased our net loss per share by $0.06, $0.07 and $0.07, respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2008, we had approximately $108.5 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and debt securities, including the Notes, cash receipts from collaborative agreements, and interest income earned.

Net cash used in operating activities for the years ended December 31, 2008, 2007 and 2006 was $66.1 million, $82.6 million and $80.8 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations. In 2006, these expenditures were partially offset by cash received from our corporate collaborators, including license fees from Kirin Brewing Co., Ltd. of $6.0 million.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At December 31, 2008, our aggregate investment in equipment and leasehold improvements was $45.2 million.

As of December 31, 2008, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months; provided, however, that if we receive positive survival results from the final analysis for the IMPACT trial and therefore commence activities in anticipation of the approval of Provenge for commercialization, we will need to raise additional funds for, among other things:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	expanding the our manufacturing capabilities,

•	increased personnel needs, and

•	continuing our internal research and development programs.

Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds through sales of common stock or debt securities, borrowings, partnership opportunities for Provenge, or otherwise, should we need them, we may be required to delay our commercialization efforts for Provenge.

Leases and Credit Facility

On March 9, 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. On August 22, 2007, we entered into the third amendment to our lease agreement with ARE — 3005 First Avenue, LLC. The amendment extends the lease on our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet to December 31, 2011, with option to extend the term for an additional five years. The annual base rent for the extended lease term is approximately $2.7 million, which is to be increased annually between three to six percent, approximating the Seattle area consumer price index.

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five- year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit the Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit, which was recorded as long-term restricted cash on our consolidated balance sheet upon issuance. During 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million. The $1.9 million letter of credit was recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2008.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which will be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of December 31, 2008 was $3.9 million. The security deposit is recorded on our consolidated balance sheet in short-term restricted cash. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The balance due on the GE Notes as of December 31, 2008 was approximately $2.1 million.

Financings from the Sale of Securities and Issuance of Convertible Notes

Equity Offering Proceeds

We have received net proceeds of $107.9 million from the sale of equity securities through a public offering, registered direct offerings and our equity line arrangement since January 1, 2006.

In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs.

In April 2008, we received net proceeds of $46.0 million from our issuance of 8.0 million shares of our common stock, and warrants to purchase up to 8.0 million shares of common stock and warrants to an single investor. The investor purchased the shares and warrants for a negotiated price of $5.92 per share of common stock purchased. The warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock. The warrants contain a “fundamental change” provision, as defined in the warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the warrants. Accordingly, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), the warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the warrants at issuance, April 3, 2008, and December 31, 2008 was approximately $14.6 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4 to our Consolidated Financial Statements). As a result of this decrease, we recorded $371,000 in non-operating income for the year ended December 31, 2008.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Purchase Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 18-month term of the Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock, with a minimum price of $4.00 per share before Azimuth is committed to purchase any shares, and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement, with a minimum of five trading days required between each draw down period. Pursuant to a single draw down notice, on October 10, 2008, we issued 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million. On February 9, 2009, we entered into an amendment to the Purchase Agreement to extend the term of the equity line arrangement to 36 months.

As of December 31, 2008, we had up to approximately $301 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements.

Convertible Notes

On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the registration rights agreement pursuant to which we registered the Notes, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $4.5 million and $2.5 million for the years ended December 31, 2008 and 2007, respectively.

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

The fair value of the Notes at December 31, 2008 was approximately $46.8 million based on the last trading price in December 2008.

Contractual Commitments

The following are contractual commitments at December 31, 2008 associated with supply agreements, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Contractual Commitments:
Convertible senior subordinated notes (including interest)(a)	$107,353	$4,049	$8,099	$8,099	$87,106
Facility lease obligation (including interest)(b)	13,710	841	1,778	1,886	9,205
Debt obligations (including interest)(b)	2,282	2,282	—	—	—
Operating leases(c)	12,615	3,618	6,432	436	2,129
Unconditional purchase obligations	167	167	—	—	—

	$136,127	$10,957	$16,309	$10,421	$98,440

(a)	See Note 8 to our Consolidated Financial Statements for additional information related to the Notes.

(b)	See Note 7 to our Consolidated Financial Statements for additional information. Our facility lease obligation commitment reflects the initial 7 year term of the Lease and a 10 year renewal period.

(c)	See Note 13 to our Consolidated Financial Statements for additional information related to contractual commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	the final analysis of overall survival data from our IMPACT Study;

•	the FDA’s review of our BLA for Provenge, if amended;

•	whether we have adequate financial resources and access to capital to fund commercialization of Provenge and that of other potential product candidates we may develop;

•	our ability to successfully obtain regulatory approvals and commercialize our products that are under development and develop the infrastructure necessary to support commercialization if regulatory approvals are received;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our ability to successfully manufacture Provenge and other product candidates in necessary quantities with required quality;

•	our dependence on single-source vendors for some of the components used in our product candidates, including the Antigen Delivery Cassette for Provenge;

•	the extent to which the costs of any products that we are able to commercialize will be reimbursable by third-party payors;

•	the extent to which any products that we are able to commercialize will be accepted by the market;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without infringing on the rights of others;

•	the effect that any intellectual property litigation, securities litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

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

Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure to any single issuer and defines allowable investments. Auction rate or asset-backed securities without a guarantee by the U.S. government are not permitted to be purchased. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

As of December 31, 2008 and 2007, we had short-term investments of $45.6 million and $27.1 million, respectively and long-term investments of $3.4 million and $17.7 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2008, assuming a 100 basis point increase in market interest rates, would decrease by $64,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2008, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion.

/s/  Ernst & Young LLP

Seattle, Washington
March 11, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2009 Proxy statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement. Information relating to our executive officers is contained in Part I, Item 4A of this annual report.

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

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.  We maintain the 2000 Equity Incentive Plan (the “2000 Plan”), the 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) and the Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. We have issued warrants as compensation to consultants and contractors for goods and services provided to us. The following table provides information as of December 31, 2008, regarding the 2000 Plan, the 2002 Plan and the ESPP and certain other compensatory arrangements pursuant to which we have issued, or agreed to issue, options or warrants to purchase shares of common stock:

					(c)
					Number of Securities
	(a)		(b)		Remaining Available
	Number of Securities		Weighted-Average		for Future Issuance
	to be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
Plan Category	Warrants and Rights		and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders(1)	3,854,709	(3)	$7.12	(3)	2,266,783	(4)
Equity compensation plans not approved by stockholders(2)	1,022,559		$6.52		206,737

Total	4,877,268		$6.99		2,473,520

(1)	These plans are the 2000 Plan and the ESPP.

(2)	This plan is the 2002 Plan. See Note 10 to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan.

(3)	Includes information relating solely to options to purchase common stock under the 2000 Plan.

(4)	Of these shares, 1,770,223 remained available for purchase under the ESPP as of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(2)
3.3	Amended and Restated Bylaws.(3)
4.1	Specimen Common Stock certificate.(4)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock.(5)
4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.(6)
4.4	Form of Right Certificate.(7)
4.5	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.(8)
10.1	Form of Amended Executive Employment Agreement with named executive officers.(9)*
10.2	Indemnity Agreement between the registrant and each of its directors and certain of its officers.(10)

Exhibit
Number		Description

10.3		Amended and Restated 2000 Broad Based Equity Incentive Plan.(11)*
10.4		Amended and Restated 2002 Broad Based Equity Incentive Plan.(12)*
10.5		2000 Employee Stock Purchase Plan.(13)*
10.6		2009 Offering under the 2000 Employee Stock Purchase Plan.*
10.7		Form of Stock Option Agreement under 2000 Equity Incentive Plan.(14)*
10.8		Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.(15)*
10.9		Form of Restricted Stock Award Agreement.(16)*
10.10		Dendreon Corporation Incentive Plan.(17)*
10	.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.(18)
10	.12†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.(19)
10.13		Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.(20)
10.14		Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005.(21)
10.15		Second Amendment to Office Lease Agreement between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated March 9, 2009
10.16		Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.(22)
10.17		Third Amendment to Lease Agreement, dated August 22, 2007 between Dendreon Corporation and ARE-3005 First Avenue, LLC.(23)
10.18		Form of Promissory Note of Dendreon Corporation to General Electric Capital Corporation.(24)
10.19		Master Security Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(25)
10.20		Security Deposit Pledge Agreement among General Electric Capital Corporation, Dendreon Corporation and Webster Bank, N.A., dated December 30, 2005.(26)
10.21		Security Deposit Pledge Agreement between General Electric Capital Corporation and Dendreon Corporation dated December 30, 2005.(27)
10.22		Commitment Letter, dated January 31, 2006, between Dendreon Corporation and General Electric Capital Corporation.(28)
10.23		Common Stock Purchase Agreement, dated October 11, 2007, between Dendreon Corporation and Azimuth Opportunity, Inc.(29)
10.24		Amendment No. 1 to Common Stock Purchase Agreement, dated October 10, 2008.(30)
10.25		Amendment No. 2 to Common Stock Purchase Agreement, dated February 9, 2009.(31)
12		Computation of Ratio of Earnings to Fixed Charges.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(3)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004.

(4)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002.

(6)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002.

(7)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002.

(8)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on June 12, 2007.

(9)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Form 8-K, filed with the SEC on January 4, 2007.

(10)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(11)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006.

(12)	Incorporated by reference to Exhibit 10.4 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006.

(13)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(14)	Incorporated by reference to Exhibit 10.33 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(15)	Incorporated by reference to Exhibit 10.34 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(16)	Incorporated by reference to Exhibit 10.46 filed with the registrant’s Form 8-K, filed with the SEC on January 24, 2006.

(17)	Incorporated by reference to Exhibit 10.31 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(18)	Incorporated by reference to Exhibit 10.41 filed with the registrant’s Form 8-K, filed with the SEC December 28, 2005.

(19)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2008.

(20)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 8-K, filed with the SEC on August 18, 2005, File No. 000-30681.

(21)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005.

(22)	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Registration Statement on Form S-1, File No. 333-31920.

(23)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007.

(24)	Incorporated by reference to Exhibit 10.42 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006.

(25)	Incorporated by reference to Exhibit 10.43 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006.

(26)	Incorporated by reference to Exhibit 10.44 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006.

(27)	Incorporated by reference to Exhibit 10.45 filed with the registrant’s Form 8-K, filed with the SEC on January 5, 2006.

(28)	Incorporated by reference to Exhibit 10.47 filed with the registrant’s Form 8-K, filed with the SEC on February 3, 2006.

(29)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 12, 2007.

(30)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on October 10, 2008.

(31)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 8-K filed with the SEC on February 11, 2009.

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ Gregory T. Schiffman Gregory T. Schiffman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2009

/s/ Gregory R. Cox Gregory R. Cox	(Principal Accounting Officer)	March 12, 2009

Richard B. Brewer	Chairman of the Board of Directors

/s/ Susan B. Bayh Susan B. Bayh	Director	March 12, 2009

/s/ Gerardo Canet Gerardo Canet	Director	March 12, 2009

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	March 12, 2009

/s/ M. Blake Ingle, Ph.D. M. Blake Ingle, Ph.D.	Director	March 12, 2009

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 12, 2009

/s/ Douglas G. Watson Douglas G. Watson	Director	March 12, 2009

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainties in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dendreon Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 11, 2009

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$59,523	$75,721
Short-term investments	45,638	27,115
Restricted cash	3,853	1,553
Prepaid expenses and other current assets	1,867	2,508

Total current assets	110,881	106,897
Property and equipment, net	28,150	27,454
Long-term investments	3,386	17,739
Long-term restricted cash	2,030	6,288
Debt issuance costs and other assets	2,757	3,284

	$147,204	$161,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237	$2,221
Accrued liabilities	6,004	11,545
Accrued compensation	3,686	4,598
Deferred revenue	82	82
Warrant liability	14,190	—
Current portion of capital lease obligations	—	780
Current portion of facility lease obligation	219	172
Current portion of long-term debt	2,194	5,843

Total current liabilities	26,612	25,241
Deferred revenue, less current portion	314	397
Capital lease obligations, less current portion	—	73
Long-term debt, less current portion	—	2,083
Facility lease obligation, less current portion	8,022	8,241
Convertible senior subordinated notes	85,250	85,250
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 95,577,664 and 83,258,210 shares issued and outstanding at December 31, 2008 and 2007, respectively	95	83
Additional paid-in capital	590,159	531,891
Accumulated other comprehensive income	45	52
Accumulated deficit	(563,293)	(491,649)

Total stockholders’ equity	$27,006	$40,377

Total liabilities and stockholders’ equity	$147,204	$161,662

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$111	$743	$273
Operating expenses:
Research and development	50,086	76,523	74,088
General and administrative	20,503	25,839	23,541

Total operating expenses	70,589	102,362	97,629

Loss from operations	(70,478)	(101,619)	(97,356)
Interest income	3,619	6,461	6,050
Interest expense	(5,156)	(4,106)	(336)
Gain from valuation of warrant liability	371	—	—

Net loss	$(71,644)	$(99,264)	$(91,642)

Basic and diluted net loss per share	$(0.79)	$(1.20)	$(1.27)

Shares used in computation of basic and diluted net loss per share	90,357	82,531	72,366

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance, January 1, 2006	71,115,910	$71	$469,845	$(120)	$(344)	$(300,743)	$168,709
Exercise of stock options for cash	90,392	—	218	—	—	—	218
Issuance of common stock under the Employee Stock Purchase Plan	201,720	—	771	—	—	—	771
Issuance of common stock for cash (net of issuance cost of $2,850)	9,890,110	10	42,140	—	—	—	42,150
Non-cash stock-based compensation expense	—	—	5,153	120	—	—	5,273
Issuance of restricted stock grants	25,506	—	—	—	—	—	—
Comprehensive loss Net loss	—	—	—	—	—	(91,642)	(91,642)
Net unrealized gain on securities available-for-sale	—	—	—	—	238	—	238

Comprehensive loss							(91,404)

Balance, December 31, 2006	81,323,638	$81	$518,127	$0	$(106)	$(392,385)	$125,717
Exercise of stock options for cash	1,033,441	1	6,566	—	—	—	6,567
Net exercise of stock warrants	68,101	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	307,268	1	1,082	—	—	—	1,083
Non-cash stock-based compensation expense	—	—	6,116	—	—	—	6,116
Issuance of restricted stock grants	525,762	—	—	—	—	—	—
Comprehensive loss Net loss	—	—	—	—	—	(99,264)	(99,264)
Net unrealized gain on securities available-for-sale	—	—	—	—	158	—	158

Comprehensive loss							(99,106)

Balance, December 31, 2007	83,258,210	$83	$531,891	$0	$52	$(491,649)	$40,377

Exercise of stock options for cash	131,133	—	496	—	—	—	496
Issuance of common stock under the Employee Stock Purchase Plan	204,731	—	721	—	—	—	721
Issuance of common stock for cash (net of issuance cost of $2,550)	11,610,760	12	51,179	—	—	—	51,191
Non-cash stock-based compensation expense	—	—	5,872	—	—	—	5,872
Issuance of restricted stock grants	372,830	—	—	—	—	—	—
Comprehensive loss Net loss	—	—	—	—	—	(71,644)	(71,644)
Net unrealized loss on securities available-for-sale	—	—	—	—	(7)	—	(7)

Comprehensive loss							(71,651)

Balance, December 31, 2008	95,577,664	$95	$590,159	$0	$45	$(563,293)	$27,006

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities:
Net loss	$(71,644)	$(99,264)	$(91,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,716	6,241	3,855
Non-cash stock-based compensation expense	5,872	6,116	5,273
Gain on valuation of warrant liability	(371)	—	—
(Gain) loss on sale of fixed assets	(5)	42	(15)
Impairment of fixed assets	418	—	419
Changes in operating assets and liabilities:
Amortization of securities discount and premium	56	(241)	194
Accounts receivable	—	—	5,636
Prepaid expenses and other assets	1,168	(132)	257
Restricted cash related to operating lease	1,258	—	—
Accounts payable	(1,984)	718	1,075
Accrued liabilities and compensation	(6,453)	4,043	(5,753)
Deferred revenue	(83)	(94)	(69)

Net cash used in operating activities	(66,052)	(82,571)	(80,770)
Investing Activities:
Maturities of investments	51,287	53,447	61,261
Purchases of investments	(55,520)	(37,583)	(37,076)
Purchases of property and equipment	(6,825)	(3,207)	(12,494)

Net cash provided by (used in) investing activities	(11,058)	12,657	11,691
Financing Activities:
Proceeds from sale of equity securities, net of issuance costs	51,191	—	42,150
Proceeds from issuance of warrants	14,561	—	—
Proceeds from release of security deposits associated with debt	700	1,322	1,125
Proceeds from issuance of convertible senior subordinated notes, net of debt financing costs	—	82,257	—
Proceeds from equipment financing arrangement, net of debt financing costs	—	—	9,025
Payments on long-term debt	(5,732)	(5,295)	(3,212)
Payments on facility lease obligation	(172)	(128)	(112)
Payments on capital lease obligations	(853)	(1,135)	(1,871)
Proceeds from exercise of stock options and other	496	6,567	218
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	721	1,083	771

Net cash provided by financing activities	60,912	84,671	48,094

Net increase (decrease) in cash and cash equivalents	(16,198)	14,757	(20,985)
Cash and cash equivalents at beginning of year	75,721	60,964	81,949

Cash and cash equivalents at end of year	$59,523	$75,721	$60,964

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of amount capitalized	$4,601	$3,570	$220

See accompanying notes.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed two Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with asymptomatic, metastatic, androgen-independent prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept either positive interim or final analysis of survival from our ongoing Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. The primary endpoint of the IMPACT study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. In October 2007, we completed our target enrollment of over 500 patients in the IMPACT study. On October 6, 2008, we announced the receipt of interim results from our IMPACT study. The independent data monitoring committee (the “IDMC”) reported to us a 20 percent reduction in the risk of death in the Provenge arm of the study relative to placebo. The IDMC observed no safety concerns and recommended that the study continue to its final analysis, which is anticipated by the end of April 2009. If the study demonstrates approximately a 22 percent reduction in the risk of death, based on 304 events, we would expect the study to meet its primary endpoint of overall survival. In such event, we believe these data would be sufficient to address the FDA’s request for additional clinical information to support the proposed efficacy claim and we would amend our BLA.

We own worldwide commercialization rights for Provenge.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation. Dendreon San Diego LLC was dissolved effective February 2, 2009.

Reclassifications

We have reclassified certain prior period balances to conform to the current period presentation. In our consolidated statements of cash flows for the year ended December 31, 2006, we made reclassifications to appropriately reflect the investing activities attributable to maturities and purchases in available for sale securities and amortization of securities discount and premium. These reclassifications resulted in a net decrease to cash used in operating activities of $194,000 and a net increase in cash provided by investing activities of $194,000 for the

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2006. These reclassifications were for comparative purposes only and had no net effect on our balance sheet, statement of operations, stockholders’ equity or net cash flows.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to sixteen years. Included in fixed assets is the cost of internally developed software. We expense all costs related to internally developed software, other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Estimated useful lives of furniture and fixtures and laboratory and manufacturing equipment are seven years, office equipment is five years, buildings are sixteen years and computers and software is three years. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or ten years, whichever is shorter. Construction in progress is reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are deemed ready for their intended use and placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the related assets.

Debt Issuance Costs

Debt issuance costs of approximately $3.0 million related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) issued in June and July of 2007 and are amortized over the life of the Notes. Amortization expense was approximately $428,000 and $231,000 for the years ended December 31, 2008 and 2007, respectively, and is reported as interest expense.

Concentrations of Risk

We are subject to concentration of risk from our investments and single-source vendors for some components necessary for our active cellular immunotherapy product candidates.

Our investment portfolio is maintained in accordance with our investment policy which specifies credit quality standards, limits our credit exposure to any single issuer and defines allowable investments. Auction rate or asset-backed securities without a guarantee by the U.S. government are not permitted to be purchased. The fair value of

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

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

Research and Development Expenses

We account for research and development costs in accordance with Statement of Financial Accounting Standards (‘‘SFAS”) No. 2, “Accounting for Research and Development Costs,” and Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). For research and development activities in progress at January 1, 2008, costs are expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized on the accelerated method as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We grant restricted stock awards that generally vest over a four year period, however in 2006 and 2007, we granted restricted stock awards with certain performance conditions to all employees. In accordance with SFAS 123R, management is required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each provision.

SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the years ended December 31, 2008, 2007 and 2006, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

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

Net Loss Per Share

Basic and diluted net loss per share of common stock is presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the conversion of the Notes and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 35,625,600, 31,569,782 and 6,790,806 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair Value

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF No. 00-19”) which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of December 31, 2008, the fair value of the Warrants was determined to be $14.2 million; accordingly, we recorded approximately $371,000 in other income for the year ended December 31, 2008 related to the change in the fair value of the Warrants.

Income Taxes

We account for income taxes in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which requires recognition of deferred taxes to provide for temporary differences between financial reporting and tax basis of assets and liabilities. Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

On January 1, 2008, we adopted EITF 07-3 and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered.

In February 2008, the FASB issued FSP 157-2 to partially defer SFAS 157. In accordance with the provisions of FSP 157-2, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We believe that the impact of these items will not be material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Fair Value Measurements” (“FSP 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of December 31, 2008 did not have a material impact on our results of operations, cash flows or financial positions.

New Accounting Standards Not Yet Adopted

In December 2007, the FASB ratified the final consensuses in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. EITF 07-1 is effective beginning January 1, 2009. We have evaluated the impact of adopting EITF 07-1 on our consolidated financial statements and do not expect any impact on our results of operations, cash flows or financial position.

2.	SIGNIFICANT AGREEMENTS

In our accompanying statements of operations for the years ended December 31, 2008, 2007 and 2006, we have recognized revenue relating to our collaborative agreements in the aggregate of $82,000 per year. We incurred no collective research and development expenses incurred under these collaborative agreements for the years ended December 31, 2008 and 2007. We estimate that our collective research and development expenses under these collaborative agreements for the year ended December 31, 2006 was approximately $92,000.

Due to our ability to share resources and knowledge across multiple research platforms, our expense allocations to our collaborative agreements are based on estimated data of personnel time incurred across all our collaborations. As a result, the expenses allocated to the estimated expenses of our collaborative agreements may not reflect actual expenses incurred.

Wilex

On February 22, 2006, we entered into an option purchase agreement with Wilex AG (“Wilex”) for our intellectual property in small molecule inhibitors of urokinase plasminogen activator (u-PA). On March 7, 2007, Wilex exercised its option pursuant to the terms and conditions of the option agreement in exchange for payment to us of $500,000. The sale of this technology is a perpetual exclusive arrangement where we have assigned our entire right, title and interest in the intellectual property to Wilex. Furthermore, upon exercising its option, Wilex is

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligated to make additional milestone payments to us upon the occurrence of future events, which includes the initiation of the first clinical Phase II and Phase III studies resulting from a product developed from the intellectual property and upon the first sale of this product after an approval from the FDA. These milestone payments are capped at $1.6 million.

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

3.	INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)

December 31, 2008
Due in one year or less	$45,576	$45,638
Due after one year through two years	3,403	3,386

	$48,979	$49,024

December 31, 2007
Due in one year or less	$27,100	$27,115
Due after one year through two years	17,702	17,739

	$44,802	$44,854

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2008, 2007 or 2006.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2008
Corporate debt securities	$22,360	$54	$(154)	$22,260
Government-sponsored enterprises	16,285	110	(25)	16,370
U.S. Treasury Note	10,334	60	—	10,394

	$48,979	$224	$(179)	$49,024

December 31, 2007
Corporate debt securities	$35,664	$59	$(59)	$35,664
Government-sponsored enterprises	5,747	9	(10)	5,746
U.S. Treasury Note	3,391	53	—	3,444

	$44,802	$121	$(69)	$44,854

In accordance with EITF Issue No. 03-1 “The Meaning of Other Than Temporary Impairment”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Corporate debt securities	$12,756	$(143)	$2,004	$(11)	$14,760	$(154)
Government securities	4,629	(25)	—	—	4,629	(25)

Total	$17,385	$(168)	$2,004	$(11)	$19,389	$(179)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Because we have the ability and intent to hold these investments until a forecasted recovery of fair value, which may be the maturity or call date, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

4.	FAIR VALUE MEASUREMENTS

We implemented SFAS 157 for our financial assets and liabilities that are measured and reported at fair value at each reporting period. We currently measure and report at fair value warrant liability, cash equivalents and investment securities.. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:

Level 1 —	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

		Quoted Prices in		Significant
	Balance as of	Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market	$5,800	$5,800	$—	$—
Commercial paper	51,936	—	51,936	—
Corporate debt securities	22,260	—	22,260	—
Government-sponsored enterprises	16,370	—	16,370	—
U.S. Treasury Note	10,394	—	10,394	—

Total financial assets	$106,760	$5,800	$100,960	$—

Liabilities:
Warrants (Footnote 9 — Stockholders’ Equity)	$14,190	$—	$—	$14,190

Total financial liabilities	$14,190	$—	$—	$14,190

As of December 31, 2008, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.

The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Year
Ended
December 31,
Description	2008

Beginning balance, January 1, 2008	$—
Purchases, issuances, and settlements	14,561
Total gain included in net loss(1)	(371)

Ending balance	$14,190

(1)	The gain for the year ended December 31, 2008 relates to the revaluation of the warrant liability from the date of issuance of the Warrants, April 3, 2008, through December 31, 2008. The gain is reflected in our consolidated statements of operations as a component of other income.

As further discussed in Note 8, the fair value of the Notes at December 31, 2008 was approximately $46.8 million, based on the last trading price in December. The fair value is determined based on quoted prices in active markets for similar instruments (a “Level 2” input).

The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, our debt obligations approximate their fair value based on current interest rates which contain an element of default risk.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Furniture and office equipment	$1,188	$1,263
Laboratory and manufacturing equipment	11,427	10,905
Computer equipment and software	10,134	9,794
Leasehold improvements	15,478	15,681
Buildings	1,730	1,730
Construction in progress	15,132	9,966

	55,089	49,339
Less accumulated depreciation and amortization	(26,939)	(21,885)

	$28,150	$27,454

Property and equipment included assets financed under debt and capital leases of $5.1 million at December 31, 2007. Accumulated amortization related to these assets was $4.6 million at December 31, 2007. As of December 31, 2008, the related debt and capital leases were no longer outstanding. In December 2008, we recorded a $418,000 impairment charge, due to abandoned design costs for our product scheduling system, a software scheduling solution, currently in development, that will link certain supply chain providers to allow for timely, efficient and cost effective production and distribution of Provenge. This impairment charge was recorded as research and development expense in our consolidated statements of operations for the year ended December 31, 2008.

We lease our commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) of approximately 158,000 square feet, pursuant to a Lease Agreement dated August, 11, 2005 (the “Lease”), between us and Dividend Capital Trust, LLC, which assumed the obligations of the lessor under the Lease in December 2005. Under the Lease, we committed to funding the construction and outfitting of the Facility. The Lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit, which was recorded as long-term restricted cash on our consolidated balance sheet upon issuance. During 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million. The $1.9 million letter of credit was recorded as long-term restricted cash on our consolidated balance sheet as of December 31, 2008.

In accordance with EITF Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), as we are responsible for the construction costs, we are deemed to be the owner of the Facility for accounting purposes during the construction period. During the year ended December 31, 2005, upon taking possession of the Facility and beginning construction, we capitalized approximately $8.6 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $8.6 million, which was reflected in the accompanying balance sheet as Facility Lease Obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the Lease related to land is treated as an operating lease and the balance of the lease payment is applied to the Facility Lease Obligation.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our initial Facility construction phase began in late 2005. We commenced production of Provenge at the Facility, for clinical use, in February 2007. Included in leasehold improvements at December 31, 2008 is $11.1 million of the amount capitalized for outfitting the Facility for clinical use. At December 31, 2008, the $15.1 million in construction in progress included $9.5 million related to the remaining portion of the capitalized amount of the Facility (including $931,000 in capitalized interest) and $5.6 million in software, mainly related to our product scheduling (including $253,000 in capitalized interest). At December 31, 2007, the $10.0 million in construction in progress included the remaining portion of the capitalized amount of the Facility of $7.8 million, $2.1 million of software and $598,000 in capitalized interest.

In addition, the Lease also has provisions requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.”

For a further description of the Lease, see Notes 7 and 13, which include the applicable future minimum payments under the Lease.

6.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Clinical trial costs	$1,700	$1,949
Deferred rent	1,089	697
Accrued property and equipment	895	—
Accrued legal	286	640
Antigen manufacturing costs	—	5,987
Other accrued liabilities	2,034	2,272

	$6,004	$11,545

7.	FINANCING OBLIGATIONS AND DEBT

In August 2005, we leased the Facility and, in accordance with EITF 97-10, we are deemed the owner of the Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The Facility Lease Obligation has an extended term of 17 years with an effective interest rate of 7.64 percent. The estimated lease term is based on the initial 7 year term of the Lease and a 10 year renewal. The future minimum payments of the Facility Lease Obligation, as presented below, reflect such 17 year period. The Lease may be renewed for up to an additional 15 years beyond the estimated 17 year term. See Notes 5 and 13 for a further description of the Lease.

In December 2005, we entered into an agreement with General Electric Capital Corporation (“GE Capital”), whereby we would enter into a series of anticipated Promissory Notes (the “GE Notes”), for the purchase of equipment and associated build-out costs for the Facility. As of December 31, 2008, these GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year, which was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent are being repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which will be released upon the repayment of the GE Notes or upon receipt of FDA approval of Provenge. The balance of such security deposit as of December 31, 2008 was $3.9 million. The security deposit is recorded on our consolidated balance sheet in short-term restricted cash. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The balance due on the GE Notes as of December 31, 2008 was approximately $2.1 million.

The future minimum payments due under financing obligations were as follows as of December 31, 2008:

		Facility
	Debt	Lease
	Obligations	Obligations
	(In thousands)

Year ending December 31:
2009	$2,282	$841
2010	—	873
2011	—	905
2012	—	934
2013	—	951
Thereafter	—	9,206

Total payments	2,282	13,710
Less amount representing interest	(88)	(5,469)

Present value of payments	2,194	8,241
Less current portion of obligations	(2,194)	(219)

Long-term portion of obligations	$—	$8,022

8.	CONVERTIBLE SENIOR SUBORDINATED NOTES

On June 11, 2007, we sold $75.0 million of the 4.75% Convertible Senior Subordinated Notes due 2014 to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses, were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the Securities and Exchange Commission (the “SEC”) on September 7, 2007.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $4.5 million and $2.5 million during the years ended December 31, 2008 and 2007, respectively.

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

The fair value of the Notes at December 31, 2008 and 2007 was approximately $46.8 million and $69.6 million, respectively, based on the last trading prices in December 2008 and 2007, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2008.

Equity Sales

We have received net proceeds of $107.9 million from the sale of equity securities through a public offering, registered direct offerings and our equity line arrangement since January 1, 2006.

In November 2006, we sold 9.9 million shares of common stock at a price of $4.55 per share for gross proceeds of $45.0 million, or $42.2 million, net of underwriting fees, commissions and other offering costs.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into the Common Stock Purchase Agreement”) with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Common Stock Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Common Stock Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. On October 10, 2008, we sold 3,610,760 shares of our

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock at a price of $5.80 per share to Azimuth for gross proceeds of approximately $21.0 million under the Common Stock Purchase Agreement. We received net proceeds of approximately $19.8 million from the sale of these shares.

In April 2008, we received net proceeds of $46.0 million from our issuance of the Shares, and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock.

The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS 133 and EITF 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at issuance, April 3, 2008, and December 31, 2008 was approximately $14.6 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4). As a result of this decrease, we recorded approximately $371,000 in non-operating income for the year ended December 31, 2008.

As of December 31, 2008, we had up to approximately $301 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements.

10.	STOCK-BASED COMPENSATION PLANS

We maintain two stock -based incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. We also have an Employee Stock Purchase Plan (the “ESPP”). Under these plans we issue new shares of common stock upon exercise of stock options and purchases under the ESPP.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all stock-based payment awards that are expected to vest, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R by applying the modified prospective transition method and, therefore, (1) did not restate any prior periods and (2) recognized compensation expense for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123R pro-forma disclosures, except that the carryover amount is adjusted for an estimated forfeiture rate. We recognize compensation expense for options granted to non-employees in accordance with the provisions of SFAS 123R and EITF consensus Issue 96-18. “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2008, 2007 and 2006 of $5.9 million, $6.1 million and $5.3 million, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock-based payment awards using the BSM option valuation model. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2008, 2007 and 2006 increased our net loss per share by $0.06, $0.07 and $0.07, respectively. As we use a full valuation allowance with respect to deferred taxes, the adoption of SFAS 123R had no impact on deferred taxes.

The Employee Stock Purchase Plan

Upon the completion of our initial public offering, we implemented the ESPP, which was approved by the Board of Directors on March 1, 2000 and approved by the stockholders on May 1, 2000. A total of 1,485,000 shares of common stock were originally reserved for issuance under the ESPP. Each year, the number of shares reserved for

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance under the ESPP is automatically increased by the lesser of (i) 1 percent of the total number of fully diluted shares of our common stock then outstanding, including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2009, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 2,170,223 shares.

In 2008, 2007 and 2006, 204,731, 307,268 and 201,720 shares, respectively, were issued under the ESPP at an average price of $3.52, $3.52 and $3.82, respectively.

Stock Option Plans

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”), A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan. In 2003, the Board of Directors and our stockholders approved amendments to the 2000 Plan: (i) to increase the number of shares of common stock authorized for issuance under the 2000 Plan by an additional 2,000,000 shares; (ii) to increase the number of shares of common stock annually reserved for issuance under the 2000 Plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) to permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5 percent of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a number to be determined by our Board of Directors. On January 1, 2009, the number of shares reserved for issuance under the 2000 Plan was automatically increased by 750,000 shares, to an aggregate of 12,550,000 shares.

The options granted under the 2000 Plan may be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The option price must be at least 100 percent of the fair value on the date of grant for incentive stock options, and no less than 85 percent of the fair value for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Employee Stock Purchases

The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:

	Employee Stock Options			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006

Weighted average estimated fair value	$4.34	$3.40	$3.16	$1.36	$2.03	$1.86
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	91%	87%	81%	58%	124%	46%
Risk-free interest rate(C)	2.46%	3.8%	4.6%	1.49%	4.3%	4.7%
Expected life(D)	4.5 years	4.8 years	4.6 years	0.5 years	0.5 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility is based on the historical volatility of our stock.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.

The following table summarizes our stock option activity during the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at January 1	5,223,439	$7.10	5,664,958	$7.48	5,823,025	$8.37
Granted	376,564	6.39	1,176,562	4.94	1,550,793	4.88
Exercised	(131,133)	4.37	(1,033,441)	6.51	(90,392)	2.41
Forfeited or expired	(591,602)	8.14	(584,640)	7.43	(1,618,468)	8.48

Outstanding at December 31	4,877,268	6.99	5,223,439	7.10	5,664,958	7.48

Options exercisable at December 31	3,617,543	7.58	3,608,654	8.05	4,205,662	8.31

Options available for future grant	703,297		138,267		884,366

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $229,000, $8.5 million and $250,000, respectively. The total fair value of the options vested during 2008 was $2.6 million.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our options outstanding and our options exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding As of	Contractual Life	Exercise	Exercisable as of	Exercise
Exercise Prices	December 31, 2008	(In Years)	Price	December 31, 2008	Price

$ 0.91 - $ 4.90	1,745,238	7.83	$4.51	975,010	$4.35
$ 4.95 - $ 5.99	1,012,437	5.44	5.47	856,339	5.46
$ 6.00 - $ 9.21	985,035	6.10	7.01	658,007	7.31
$ 9.25 - $14.25	981,921	4.46	11.33	981,921	11.33
$14.28 - $36.74	152,637	2.95	17.51	146,266	17.51

$ 0.91 - $36.74	4,877,268	6.15	$6.99	3,617,543	$7.58

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was $397,000 and $342,000, respectively. The weighted-average remaining contractual term for options exercisable was 5.4 years as of December 31, 2008.

As of December 31, 2008, we had approximately $1.9 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately one year.

Restricted Stock Awards

Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $4.5 million relating to these performance conditions.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our restricted stock award activity during the years ended December 31, 2008, 2007, and 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Outstanding at beginning of year	1,449,687	$5.96	1,106,160	$4.45	20,143	$4.58
Granted	554,138	6.33	1,017,004	6.68	1,159,181	4.44
Vested	(386,759)	5.68	(560,650)	4.45	(25,995)	2.44
Forfeited or expired	(154,130)	7.06	(112,827)	4.14	(47,169)	5.00

Outstanding at end of year	1,462,936	$6.13	1,449,687	$5.96	1,106,160	$4.45

As of December 31, 2008 we had approximately $6.2 million in total unrecognized compensation expense related to our restricted stock awards, which includes $1.7 million of compensation costs to be recognized over a weighted average period of approximately one year and $4.5 million that is subject to the achievement of certain performance conditions.

As of December 31, 2008, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards
Available
for Grant

Balance, January 1, 2006	1,178,703
Granted	(2,709,974)
Forfeited or expired	1,665,637
Additional shares reserved	750,000

Balance, December 31, 2006	884,366
Granted	(2,193,566)
Forfeited or expired	697,467
Additional shares reserved	750,000

Balance at December 31, 2007	138,267

Granted	(930,702)
Forfeited or expired	745,732
Additional shares reserved	750,000

Balance at December 31, 2008	703,297

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

As of December 31, 2008, shares of our common stock were reserved for issuance as follows:

Convertible senior subordinated notes	8,291,790
Warrants	8,000,000
Outstanding common stock options	4,877,268
Employee stock purchase plan	1,770,223
Common stock awards	1,462,936
Available for future grant under equity plans	703,297

25,105,514

11.	INCOME TAXES

As of December 31, 2008, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $529 million and $76 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $15.0 million and $1.7 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2009 through 2028, if not utilized.

At December 31, 2007, we adjusted our federal and state NOLs by $131 million and $67 million, respectively and our federal and state R&D Credits by $6.9 million and $3.8 million, respectively. These adjustments were associated with annual limitations due to ownership changes, as provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. Utilization of the remaining NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

As a result of the adoption of FIN 48, we decreased our R&D Credits by approximately $700,000 as of December 31, 2007. We did not have any unrecognized tax benefits that would impact our effective tax rate and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. We do not expect any material changes over the next twelve months.

We are subject to U.S. federal and state income tax examinations for years after 2003 and 2002, respectively. However, carryforward attributes that were generated prior to 2002 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$186,754	$164,344
Research credits	16,716	15,029
Stock-based compensation	2,322	1,775
Capitalized research and development	—	321
Other	5,648	3,814

Total deferred tax assets	211,440	185,283

Valuation allowance	(211,440)	(185,283)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $26.0 million, decreased by $24.1 million and increased by $30.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.

12.	NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the Notes and the Common Stock Purchase Agreement, from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Shares excluded from the computations of diluted net loss per common share were 35,625,600, 31,569,782 and 6,790,806 for December 31, 2008, 2007 and 2006, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net loss	$(71,644)	$(99,264)	$(91,642)

Weighted average shares used in computation of basic and diluted net loss per share	90,357	82,531	72,366

Basic and diluted net loss per share	$(0.79)	$(1.20)	$(1.27)

13.	COMMITMENTS AND CONTINGENCIES

On December 22, 2005, we entered into a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the antigen used in connection with Provenge. Production was commenced on our first binding order for commercial scale quantities of the antigen in January 2007 and the final delivery and payment therefore occurred in July 2008. We have no remaining obligation as of December 31, 2008. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

The majority of our operating lease payments relate to our two leases in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the Lease in Morris Plains, New Jersey. The two leases in Seattle began in 1998 and 2004 and expire in 2011; the Lease on the Facility began in 2005 and the initial term expires in 2012.

In August 2005, we leased the Facility and, in accordance with EITF 97-10, we are deemed the owner of the Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the Facility Lease Obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The payment schedule below reflects the initial 7 year term of the Lease and a 10 year renewal period. See Notes 5 and 7 for a further description of the Lease.

Future minimum lease payments under noncancelable operating leases at December 31, 2008, were as follows:

Operating
Leases
(In thousands)

Year ending December 31:
2009	$3,618
2010	3,180
2011	3,252
2012	216
2013	220
Thereafter	2,129

Total minimum lease payments	$12,615

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $4.7 million and $5.0 million, respectively, which is net of sublease rental income of zero, zero and $282,000, respectively.

Four proposed securities class action suits were filed in the United States District Court for the Western District of Washington. Three of these suits named Dendreon and our chief executive officer as defendants and alleged a proposed class period of March 30, 2007 through May 8, 2007. One suit named Dendreon, four of our executive officers, and two members of our Board of Directors and alleged a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purported to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints sought compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. Plaintiffs designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Plaintiffs filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and plaintiffs filed their opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008, and oral argument was held on November 25, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court allowed plaintiffs thirty days to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009, and plaintiffs filed their opposition to the motion to dismiss on February 13, 2009. Oral argument has not been requested. No trial date has been set and discovery has not commenced.

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

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors each filed a motion to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants have filed replies to plaintiff’s opposition. By Order dated February 18, 2009 the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon Corporation.

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

14.	EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60 percent of their eligible compensation, subject to Internal Revenue Service limitations.

Our contributions to the plans are discretionary as determined by the Board of Directors. Effective January 1, 2001, we implemented a matching program to match employee contributions fifty cents for each dollar, up to a maximum of $2,000 per employee per year. Employer contributions in 2008, 2007 and 2006 were $311,000, $361,000 and $371,000, respectively. Effective January 1, 2009, the maximum match of employee contributions was increased to $4,000.

15.	RESTRUCTURING

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved the reduction of personnel who were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18%, or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses. In September 2007, we incurred additional restructuring costs of approximately $442,000, $133,000 of which was recognized on the date the restructuring was communicated, and $309,000 of which was based on continuing service by employees and was recognized in the fourth quarter of 2007. Substantially all costs related to the September 2007 restructuring were recognized as research and development expenses.

				Balance			Balance
	Accrued in	Paid in		As of	Paid in		As of
Restructuring Charges	2007	2007	Adjustments	12/31//07	2008	Adjustments	12/31//08
	(In thousands)

Severance and outplacement costs	$1,871	$(1,508)	$(29)	$334	$(295)	$(39)	$—

Contract termination costs	300	(300)	—	—	—	—	—
Stock compensation expense	199	(199)	—	—	—	—	—

Total	$2,370	$(2,007)	$(29)	$334	$(295)	$(39)	$—

16.	SUBSEQUENT EVENTS

In February 2009, we amended the term of the Common Stock Purchase Agreement with Azimuth from 18 to 36 months (for a further description, see Note 9).

17.	QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2008 and 2007:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2008
Revenue	$31	$26	$26	$28
Total operating expenses	19,153	18,613	17,285	15,538
Loss from operations	(19,122)	(18,587)	(17,259)	(15,510)
Net loss(a)	(19,516)	(16,514)	(26,777)	(8,837)
Basic and diluted net loss per share	(0.23)	(0.18)	(0.29)	(0.09)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2007
Revenue	$80	$523	$112	$28
Total operating expenses(b)	32,037	23,387	19,813	27,125
Loss from operations	(31,957)	(22,864)	(19,701)	(27,097)
Net loss	(30,858)	(22,225)	(19,230)	(26,951)
Basic and diluted net loss per share	(0.38)	(0.27)	(0.23)	(0.32)

(a)	Net loss during the quarters ended June 30, 2008 and September 30, 2008 includes loss from warrant valuation of $12.2 million and $9.1 million, respectively. Net loss during the quarter ended December 31, 2008 includes gain from warrant valuation of $7.1 million.

(b)	Total operating expenses during the quarter ended March 31, 2007 includes contract manufacturing costs of $8.1 million to support commercial level production runs of the antigen used in Provenge. Total operating expenses during the quarter ended December 31, 2007 includes an increase of $7.8 million in contract manufacturing costs from the prior quarter.