Form 10-Q
period 2009-03-31
DENDREON CORP
filed 2009-05-06
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 1, 2009 was 100,852,438.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$59,699	$59,523
Short-term investments	29,981	45,638
Restricted cash	3,000	3,853
Prepaid expenses and other current assets	1,713	1,867

Total current assets	94,393	110,881
Property and equipment, net	29,384	28,150
Long-term investments	1,519	3,386
Long-term restricted cash	2,030	2,030
Debt issuance costs and other assets	2,748	2,757

Total assets	$130,074	$147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$237
Accrued liabilities	6,476	6,004
Accrued compensation	2,622	3,686
Deferred revenue	82	82
Warrant liability	11,811	14,190
Current portion facility lease obligation	231	219
Current portion of long-term debt	1,374	2,194

Total current liabilities	23,192	26,612
Deferred revenue, less current portion	294	314
Facility lease obligation, less current portion	7,958	8,022
Convertible senior subordinated notes	85,250	85,250
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized, 95,817,346 and 95,577,664 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	95	95
Additional paid-in capital	591,963	590,159
Accumulated other comprehensive income	(1)	45
Accumulated deficit	(578,677)	(563,293)

Total stockholders’ equity	$13,380	$27,006

Total liabilities and stockholders’ equity	$130,074	$147,204

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Consolidated)
Revenue	$30	$31
Operating expenses:
Research and development	11,797	13,478
General and administrative	5,217	5,675

Total operating expenses	17,014	19,153

Loss from operations	(16,984)	(19,122)
Interest income	333	1,137
Interest expense	(1,112)	(1,531)
Gain from valuation of warrant liability	2,379	—

Net loss	$(15,384)	$(19,516)

Basic and diluted net loss per share	$(0.16)	$(0.23)

Shares used in computation of basic and diluted net loss per share	95,767	83,313

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Consolidated)
Operating Activities:
Net loss	$(15,384)	$(19,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,120	1,456
Non-cash stock-based compensation expense	1,822	1,659
Gain on valuation of warrant liability	(2,379)	—
Gain on sale of fixed assets	—	(5)
Changes in operating assets and liabilities:
Amortization of securities discount and premium	(4)	31
Restricted cash related to operating lease	—	1,258
Prepaid expenses and other assets	163	522
Accounts payable	359	(1,938)
Accrued liabilities and compensation	(592)	(2,101)
Deferred revenue	(20)	(21)

Net cash used in operating activities	(14,915)	(18,655)

Investing Activities:
Maturities of investments	17,482	17,709
Purchases of investments	—	(9,100)
Purchases of property and equipment	(2,354)	(777)

Net cash provided by investing activities	15,128	7,832

Financing Activities:
Proceeds from release of security deposit associated with debt	853	—
Payments on long-term debt	(820)	(1,314)
Payments on capital lease obligations	—	(321)
Payments on facility lease obligation	(52)	(41)
Net proceeds from exercise of stock options and other	(18)	(8)

Net cash used in financing activities	(37)	(1,684)

Net increase (decrease) in cash and cash equivalents	176	(12,507)
Cash and cash equivalents at beginning of year	59,523	75,721

Cash and cash equivalents at end of period	$59,699	$63,214

See accompanying notes

DENDREON CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
1. BUSINESS, PRINCIPLES OF AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed three Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA would accept positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009 at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, androgen-independent prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). In light of the IMPACT study results, we intend to amend our BLA with the FDA and proceed to seek U.S. licensure for Provenge.
     We own worldwide rights for Provenge.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The accompanying financial information as of December 31, 2008 has been derived from audited financial statements. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of future results that may be expected for the year ending December 31, 2009 or any other future period.
Principles of Consolidation
     The financial statements as of December 31, 2008 and March 31, 2008 include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC. All material intercompany transactions and balances have been eliminated in consolidation. Dendreon San Diego LLC was dissolved effective February 2, 2009.

Net Loss Per Share
     Basic and diluted net loss per share of common stock is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 ( “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 36,350,769 and 32,211,198 for the three months ended March 31, 2009 and 2008, respectively.
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
     SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three months ended March 31, 2009 and 2008, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.
     At March 31, 2009 and December 31, 2008, we had equity-based employee incentive plans, which are described more fully in Note 10 in the 2008 Form 10-K. Under SFAS 123R, we recorded stock compensation expense of $1.8 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively, of which $918,000 and $876,000, respectively, were included in research and development expense and $904,000 and $782,000, respectively, were included in general and administrative expense.
     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the three months ended March 31, 2009 and 2008:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended March 31,		For the Three Months ended March 31,
	2009	2008	2009	2008
Weighted average estimated fair value (A)	N/A	$4.34	$3.37	$1.44
Weighted Average Assumptions
Dividend yield (A,B)	N/A	0.0%	0.0%	0.0%
Expected volatility (A,C)	N/A	91.2%	157.5%	62.5%
Risk-free interest rate (A,D)	N/A	2.5%	0.63%	1.5%
Expected life (A,E)	N/A	4.5 years	1.3 years	0.5 years

(A)	During the quarter ended March 31, 2009, we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value are not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the historical volatility of our stock.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the three months ended March 31, 2009:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2009	4,877,268	$6.99
Granted	—	—
Exercised	(18,650)	1.26
Forfeited or expired	(177,763)	7.30

Outstanding, March 31, 2009	4,680,855	$7.01	6.06	$155,464

Exercisable, March 31, 2009	3,686,164	$7.47	5.47	$153,867
     As of March 31, 2009 we had approximately $1.8 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $4.3 million relating to these performance conditions.

     The following table summarizes our restricted stock award activity during the three months ended March 31, 2008 and 2007:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Stock Awards	Fair Value	Stock Awards	Fair Value
Outstanding at beginning of period	1,462,936	$6.13	1,449,687	$5.96
Granted	1,236,957	4.55	529,488	6.37
Vested	(230,717)	5.54	(90,824)	4.38
Forfeited or expired	(84,658)	5.69	(32,313)	4.38

Outstanding at end of period	2,384,518	$5.39	1,856,038	$6.14

     As of March 31, 2009 we had approximately $10.6 million in total unrecognized compensation expense related to our restricted stock awards, which includes $6.3 million of compensation expense that is to be recognized over a weighted average period of approximately three years and $4.3 million of compensation expense that is subject to achievement of certain performance conditions.
Fair Value
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which we adopted effective January 1, 2009. The impact of these items was not material to our financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets;” and

•	Asset retirement obligations initially measured under SFAS No. 143, “Accounting for Asset Retirement Obligations.”
     SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
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
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF No. 00-19”) which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of March 31, 2009, the fair value of the Warrants was determined to be $11.8 million; accordingly, we recorded approximately $2.4 million in other income for the three months ended March 31, 2009 related to the change in the fair value of the Warrants.

3. RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements
     On January 1, 2009, we adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. The adoption of EITF 07-1 did not have any impact on our results of operations, cash flows or financial position.
     On January 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 did not have any impact on our results of operations, cash flows or financial position.
New Accounting Standards Not Yet Adopted
     On April 9, 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have evaluated the impact of adopting FSP 157-4 on our financial statements and do not expect any impact on our results of operations, cash flows or financial position.
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have evaluated the impact of adopting FSP 115-2 on our financial statements and do not expect a material impact on our results of operations, cash flows or financial position.
4. FAIR VALUE MEASUREMENTS
     We implemented SFAS 157 for our financial assets and liabilities that are measured and reported at fair value at each reporting period. We currently measure and report at fair value: warrant liability, cash equivalents and investment securities. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:
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

     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market	$8,057	$8,057	$—	$—
Commercial paper	50,313	—	50,313	—
Corporate debt securities	16,731	—	16,731	—
Government-sponsored enterprises	12,329	—	12,329	—
U.S. Treasury Note	2,441	—	2,441	—

Total financial assets	$89,871	$8,057	$81,814	$—

Liabilities:
Warrants	$11,811	$—	$—	$11,811
Total financial liabilities	$11,811	$—	$—	$11,811

     As of March 31, 2009 and December 31, 2008, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
Description	2009	2008
Beginning balance	$14,190	$—
Purchases, issuances, and settlements	—	14,561
Total (gain) loss included in net loss (1)	(2,379)	(371)

Ending balance	$11,811	$14,190

(1)	The gain for the quarter ended March 31, 2009 relates to the revaluation of the warrant liability from December 31, 2008 through March 31, 2009. The gain is reflected in our statement of operations as a component of other income.
     As further discussed in Note 7, the fair value of the Notes at March 31, 2009 and December 31, 2008 was approximately $49.9 million and $46.8 million, respectively, based on the last trading price in March 2009 and December 2008, respectively. The fair value is determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the balance sheet for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our debt obligations approximate their fair value based on current interest rates which contain an element of default risk.
5. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Furniture and office equipment	$1,190	$1,188
Laboratory and manufacturing equipment	11,552	11,427
Computer equipment and software	10,156	10,134
Leasehold improvements	15,482	15,478
Buildings	1,730	1,730
Construction in progress	17,333	15,132

	57,443	55,089
Less accumulated depreciation and amortization	(28,059)	(26,939)

	$29,384	$28,150

     Included in leasehold improvements at March 31, 2009 is $11.1 million of the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “Facility”) for clinical use. At March 31, 2009, the $17.3 million in construction in progress included $10.6 million related to the remaining portion of the capitalized amount of the Facility (including $1.1 million in capitalized interest) and $6.7 million in software (including $311,000 in capitalized interest).
     In December 2008, we recorded a $418,000 impairment charge, due to abandoned design costs for our product scheduling system, a software scheduling solution, currently in development, that will link certain supply chain providers to allow for timely, efficient and cost effective production and distribution of Provenge. This impairment charge was recorded as research and development expense in our statement of operations for the year ended December 31, 2008.
6. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Clinical trial costs	$1,823	$1,700
Accrued interest expenses	1,181	169
Deferred rent	1,046	1,089
Accrued property and equipment	784	895
Accrued legal costs	190	286
Other accrued liabilities	1,452	1,865

	$6,476	$6,004

7. CONVERTIBLE SENIOR SUBORDINATED NOTES
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses, were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the Registration Rights Agreement, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the Securities and Exchange Commission (the “SEC”) on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.1 million during each of the three months ended March 31, 2009 and 2008.
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
     The fair value of the Notes at March 31, 2009 and December 31, 2008 was approximately $49.9 million and $46.8 million, respectively, based on the last trading prices in March 2009 and December 2008, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
8. COMMITMENTS AND CONTINGENCIES
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and plaintiffs filed their opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008, and oral argument was held on November 25, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court allowed plaintiffs thirty days to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009, plaintiffs filed an opposition to the motion to dismiss on February 13, 2009, and defendants filed a reply to the opposition on February 20, 2009. Oral argument has not been requested. No trial date has been set and discovery has not commenced.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint is not a class action, but otherwise makes similar factual and legal allegations as the second amended class action complaint in McGuire v. Dendreon Corporation, et al. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon.
     On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors that has responsibility for considering an appropriate response to the letters has advised counsel for the two stockholders that it will consider an appropriate response after it is determined whether the Court in Loh v. Gold will require that the plaintiff stockholder in that action make a demand on the Board before proceeding with the derivative lawsuit.
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
9. EQUITY
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Common Stock Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Common Stock Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. On October 10, 2008, we sold 3,610,760 shares of our common stock at a price of $5.80 per share to Azimuth for gross proceeds to us of approximately $21.0 million. We received net proceeds of approximately $19.8 million from the sale of these shares.
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock. We received net proceeds of $46.0 million from our issuance of the Shares, and the Warrants to the Investor
     The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS 133 and EITF 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at March 31, 2009 and December 31, 2008 was approximately $11.8 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4). As a result of this decrease, we recorded approximately $2.4 million in non-operating income for the three months ended March 31, 2009.

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

	Three months ended
	March 31,
(in thousands)	2009	2008
Net loss	$(15,384)	$(19,516)
Net unrealized (loss) gain on securities	(46)	113

Comprehensive loss	$(15,430)	$(19,403)

11. SUBSEQUENT EVENT
     In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock.
     On May 4, 2009, we entered into an arrangement to exchange an aggregate of 2,137,411 shares of our authorized and unissued common stock for $21,215,000 in aggregate principal face amount of the Notes, which transaction is anticipated to be settled on or about May 8, 2009. The shares of our authorized and unissued common stock will be issued solely to existing holders of the Notes, pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to us because the authorized and unissued common stock will be exchanged by us with existing holders of the Notes exclusively where no commission or other remunerations was paid or given directly or indirectly for soliciting such an exchange.

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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this quarterly report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) under the caption, “Risk Factors” and the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     We have incurred significant losses since our inception. As of March 31, 2009, our accumulated deficit was $578.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate incurring net losses over the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide rights for Provenge.
     We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is licensed by the U.S. Food and Drug Administration (the “FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities.
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
     On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept a positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge.
     On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009 at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, androgen-independent prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). In light of the IMPACT study results, we intend to amend our BLA with the FDA and proceed to seek U.S. licensure for Provenge.
     We expect to increase our investments in commercial infrastructure in preparation for the possible FDA licensure of Provenge. The level of increased investment will depend on our ability to access additional financing, either through the capital markets, borrowings or through collaborative alliances with respect to the development and marketing of Provenge.
     Other potential product candidates we have under development include Neuvengetm, our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/ neu. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009. In April 2009, the first patient enrolled in our Phase 1 clinical trial for patients with advanced cancer.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our financial statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our financial statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
     We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our financial statements.
     Except as noted below, our critical accounting policies are summarized in our 2008 Form 10-K.
Fair Value
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Accounting

Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.
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
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (“EITF No. 00-19”) which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of March 31, 2009 and December 31, 2008, the fair value of the Warrants was determined to be $11.8 million and $14.2 million, respectively; accordingly, we recorded approximately $2.4 million in other income for the three months ended March 31, 2009 related to the change in the fair value of the Warrants.
Recent Accounting Pronouncements
     On January 1, 2009, we adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. The adoption of EITF 07-1 did not have any impact on our results of operations, cash flows or financial position.
     On January 1, 2009, we adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions  The adoption of EITF 07-5 did not have any impact on our results of operations, cash flows or financial position.
New Accounting Standards Not Yet Adopted
     On April 9, 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We have evaluated the impact of adopting FSP 157-4 on our financial statements and do not expect any impact on our results of operations, cash flows or financial position.
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have evaluated the impact of adopting FSP 115-2 on our financial statements and do not expect a material impact on our results of operations, cash flows or financial position.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Revenue
     Revenue decreased to $30,000 for the three months ended March 31, 2009, compared to $31,000 for the three months ended March 31, 2008. Our revenue in the first quarter of 2009 and 2008 includes recognition of deferred revenue related to a license agreement.
Research and Development Expenses
     Research and development expenses decreased to $11.8 million for the three months ended March 31, 2009, from $13.5 million for the three months ended March 31, 2008. The decrease in the first quarter of 2009 compared with 2008 was primarily due to the reduction of outside clinical manufacturing and the purchase of commercial antigen in 2008.
     Financial data from our research and development-related activities is compiled and managed by us as follows:
1)	Clinical programs; and

2)	Discovery research.
     Our research and development expenses for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Clinical programs:
Direct costs	$1.4	$2.9
Indirect costs	10.0	9.7

Total clinical programs	11.4	12.6

Discovery research	0.4	0.9

Total research and development expense	$11.8	$13.5

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

General and Administrative Expenses
     General and administrative expenses decreased to $5.2 million for the three months ended March 31, 2009, compared to $5.7 million for the three months ended March 31, 2008. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The decrease in the first quarter of 2009 compared to 2008 was primarily attributable to decreased depreciation expense associated with fully depreciated assets and decreased legal fees associated with our current legal proceedings.
Interest Income
     Interest income decreased to $333,000 for the three months ended March 31, 2009, from $1.1 million for the three months ended March 31, 2008. The decrease in 2009 was primarily due to lower average interest rates and lower average cash and investment balances.
Interest Expense
     Interest expense decreased to $1.1 million for the three months ended March 31, 2009, compared to $1.5 million for the three months ended March 31, 2008. The decrease in 2009 was primarily due to capitalized interest expense related to the construction of the Facility and our product scheduling system and decreased interest expense related to debt and capital lease obligations.
Warrant Liability
     Non-operating income associated with the decrease in warrant liability was $2.4 million for the three months ended March 31, 2009. This represents the decrease in the fair value of $14.2 million for the Warrants at December 31, 2008. Under SFAS 157, the Warrants were determined to be Level 3 liability. As such, the fair value was calculated using the Black-Scholes-Merton option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses
     As of March 31, 2009, we had approximately $91.2 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and debt securities, including the Notes, cash receipts from collaborative agreements and interest income earned.
     Net cash used in operating activities for the three months ended March 31, 2009 and 2008 was $14.9 million and $18.7 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At March 31, 2009, our aggregate investment in equipment and leasehold improvements was $47.4 million.
     As of March 31, 2009, we anticipate that our cash on hand, including our cash equivalents and short-term and long-term investments, will not be sufficient to enable us to meet our anticipated expenditures during the next 12 months because we are commencing activities in anticipation of the possible licensure of Provenge for commercialization due to the favorable results of our IMPACT study. While we believe that our current cash on hand is sufficient to initiate our commercialization efforts, we will need to raise additional funds for, among other things:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	expanding our manufacturing capabilities,

•	increased personnel needs, and

•	continuing our internal research and development programs.

     Additional financing may not be available on favorable terms or at all. If we are unable to raise additional funds through sales of common stock or debt securities, borrowings, or collaborative alliances with respect to Provenge, or otherwise, should we need them, we may be required to delay or scale back our commercialization efforts for Provenge.
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
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five- year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We intend to outfit the Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The initial phase of the build-out of the Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit, which was recorded as long-term restricted cash on our balance sheet upon issuance. During 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million. The $1.9 million letter of credit was recorded as long-term restricted cash on our balance sheet as of March 31, 2009.
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which will be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of March 31, 2009 was $3.0 million. The security deposit is recorded on our balance sheet in short-term restricted cash. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The balance due on the GE Notes as of March 31, 2009 was approximately $1.3 million.

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
     In April 2008, we received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS No. 133, and EITF No. 00-19), the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at March 31, 2009 and December 31, 2008 was approximately $11.8 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4 to our Financial Statements). As a result of this decrease, we recorded $2.4 million in non-operating income for the three months ended March 31, 2009.
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock, with a minimum price of $4.00 per share before Azimuth is committed to purchase any shares, and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million.
     As of March 31, 2009, we had up to approximately $301 million of common stock, preferred stock, warrants and debt securities, in the aggregate, available to be sold under two effective registration statements.
   Convertible Notes
     On June 11, 2007, we sold $75.0 million of the Notes to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchaser”) for sale in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting the fees to the Initial Purchaser and our estimated expenses were approximately $72.5 million. We granted the Initial Purchaser a 30-day option to purchase up to an additional $25.0 million in principal amount of the Notes. The Initial Purchaser elected to exercise this right and purchased $10.25 million of additional Notes in July 2007, from which we received approximately $9.8 million in proceeds after deducting the Initial Purchaser’s fee and our estimated expenses. The Notes were issued at the face principal amount thereof and pay interest semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2007. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest or liquidated damages. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. In addition, holders of the Notes may be entitled to liquidated damages in the event of a “registration default” as described in the registration rights agreement pursuant to which we registered the Notes, at an annual rate equal to 0.25% of the principal amount of the Notes up to the 90th day following a registration default, and 0.50% of the principal amount of the Notes after the 91st day following such registration default. Liquidated damages, if any, would cease to accrue on the second anniversary of issuance of the Notes. The registration statement pertaining to the Notes was declared effective by the SEC on September 7, 2007. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.1 million during each of the three months ended March 31, 2009 and 2008.
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
     The fair value of the Notes at March 31, 2009 and December 31, 2008 was approximately $49.9 million and $46.8 million, respectively based on the last trading price in March 2009 and December 2008, respectively.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure to any single issuer and defines allowable investments. Pursuant to our policy, auction rate or asset-backed securities without a guarantee by the U.S. government are not permitted to be purchased. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.
     As of March 31, 2009 and 2008, we had short-term investments of $30.0 million and $23.6 million, respectively and long-term investments of $1.5 million and $12.8 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at March 31, 2009, assuming a 100 basis point increase in market interest rates, would decrease by $42,000, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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

     During the first quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington. Three of these suits name Dendreon and our chief executive officer as defendants and allege a proposed class period of March 30, 2007 through May 8, 2007. One suit names Dendreon, four of our executive officers, and two members of our Board of Directors and alleges a proposed class period of March 1, 2007 through May 8, 2007. All four proposed class action suits purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. Lead plaintiff filed an opposition thereto. The Court held a hearing on the motion to dismiss on March 27, 2008. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008, and plaintiffs filed their opposition to the motion to dismiss on July 31, 2008. Defendants’ reply brief was filed August 20, 2008, and oral argument was held on November 25, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court allowed plaintiffs thirty days to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009, plaintiffs filed an opposition to the motion to dismiss on February 13, 2009, and defendants filed a reply to the opposition on February 20, 2009. Oral argument has not been requested. No trial date has been set and discovery has not commenced.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint is not a class action, but otherwise makes similar factual and legal allegations as the second amended class action complaint in McGuire v. Dendreon Corporation, et al. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon.
     On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the

Company’s BLA filed with the FDA for Provenge. These potential claims are not against the Company. A committee of the Company’s Board of Directors that has responsibility for considering an appropriate response to the letters has advised counsel for the two stockholders that it will consider an appropriate response after it is determined whether the Court in Loh v. Gold will require that the plaintiff stockholder in that action make a demand on the Board before proceeding with the derivative lawsuit.
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
Dated this 6th day of May, 2009

DENDREON CORPORATION
By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ GREGORY T. SCHIFFMAN
Gregory T. Schiffman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ GREGORY R. COX
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