Form 10-Q
period 2009-06-30
DENDREON CORP
filed 2009-08-10
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 000-30681
DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of August 3, 2009 was 115,745,876.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
BALANCE SHEETS
(In thousands, except share data)
(consolidated)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,122	$59,523
Short-term investments	21,334	45,638
Restricted cash	4,882	3,853
Prepaid antigen costs	18,975	—
Prepaid expenses and other current assets	2,692	1,867

Total current assets	314,005	110,881
Property and equipment, net	34,027	28,150
Long-term investments	—	3,386
Long-term restricted cash	2,030	2,030
Debt issuance costs and other assets	2,641	2,757

Total assets	$352,703	$147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,263	$237
Accrued liabilities	6,223	6,004
Accrued compensation	3,376	3,686
Deferred revenue	82	82
Warrant liability	117,607	14,190
Current portion of capital lease obligation	716	—
Current portion of facility lease obligation	244	219
Current portion of long-term debt	668	2,194

Total current liabilities	130,179	26,612
Deferred revenue, less current portion	273	314
Capital lease obligation, less current portion	1,077	—
Facility lease obligation, less current portion	7,893	8,022
Convertible senior subordinated notes	52,535	85,250
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 113,367,532 and 95,577,664 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	112	95
Additional paid-in capital	865,969	590,159
Accumulated other comprehensive income	59	45
Accumulated deficit	(705,394)	(563,293)

Total stockholders’ equity	$160,746	$27,006

Total liabilities and stockholders’ equity	$352,703	$147,204

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(consolidated)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$25	$26	$55	$57
Operating expenses:
Research and development	13,321	13,193	25,119	26,671
General and administrative	7,608	5,420	12,825	11,095

Total operating expenses	20,929	18,613	37,944	37,766

Loss from operations	(20,904)	(18,587)	(37,889)	(37,709)
Other income (expense):
Interest income	196	951	529	2,088
Interest expense	(213)	(1,246)	(1,324)	(2,777)
Gain (loss) from valuation of warrant liability	(105,796)	2,368	(103,417)	2,368

Net loss	$(126,717)	$(16,514)	$(142,101)	$(36,030)

Basic and diluted net loss per share	$(1.20)	$(0.18)	$(1.41)	$(0.41)

Shares used in computation of basic and diluted net loss per share	105,880	91,217	100,851	87,265

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(consolidated)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities:
Net loss	$(142,101)	$(36,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,170	2,893
Non-cash stock-based compensation expense	6,513	3,150
Loss (gain) on valuation of warrant liability	103,417	(2,368)
Gain on sale of fixed assets	—	(5)
Changes in operating assets and liabilities:
Prepaid antigen costs	(18,975)	—
Amortization of securities discount and premium	(9)	(49)
Restricted cash related to operating lease	—	1,258
Prepaid expenses and other assets	(709)	1,245
Accounts payable	1,026	1,982
Deferred revenue	(41)	(42)
Accrued liabilities and compensation	(91)	(6,138)

Net cash used in operating activities	(48,800)	(34,104)

Investing Activities:
Maturities of investments	27,713	26,233
Purchases of investments	—	(35,007)
Restricted cash	(1,882)	—
Purchases of property and equipment	(6,254)	(2,245)

Net cash provided by (used in) investing activities	19,577	(11,019)

Financing Activities:
Proceeds from common stock offering, net of financing costs	220,810	45,991
Proceeds from release of security deposit associated with debt	853	—
Payments on capital lease obligations	—	(581)
Payments on long-term debt	(1,526)	(2,717)
Payments on facility lease obligation	(104)	(82)
Net proceeds from exercise of stock options and other	15,117	(32)
Issuance of common stock under the Employee Stock Purchase Plan	672	445

Net cash provided by financing activities	235,822	43,024

Net increase (decrease) in cash and cash equivalents	206,599	(2,099)
Cash and cash equivalents at beginning of year	59,523	75,721

Cash and cash equivalents at end of period	$266,122	$73,622

Supplemental Disclosure of Cash Flow Information:
Capital expenditures financed through capital lease	$1,793	$—

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed three Phase 3 trials for the treatment of asymptomatic, metastatic, androgen-independent prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA would accept a positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009, at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, androgen-independent prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). In light of the IMPACT study results, we intend to amend our BLA with the FDA and proceed to seek U.S. licensure for Provenge. We own worldwide rights for Provenge.
Principles of Consolidation
     The financial statements as of December 31, 2008 and June 30, 2008 include the consolidated accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC (“Dendreon San Diego”). The financial statements for the six months ended June 30, 2009 include the accounts of Dendreon San Diego through February 2, 2009, the effective date of dissolution of the entity. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The accompanying financial information as of December 31, 2008 has been derived from audited financial statements. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of future results that may be expected for the year ending December 31, 2009 or any other future period.
Net Loss Per Share
     Basic and diluted net loss per share of common stock is presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of June 30, 2009 and 2008, shares excluded from the computation of net loss per share were 31,029,660 and 39,825,214, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other miscellaneous raw materials. The Company takes title to these materials once manufactured, and stores for use in final manufacturing and eventual sale. These materials consist of antigen used in the manufacture of Provenge, and other raw material costs associated with, Provenge, which has not yet received regulatory approval. The prepaid costs of these materials are capitalized, as in the view of the Company’s management there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials costs will be expensed as research and development expense in the period the costs are incurred. As of June 30, 2009, there was $19.0 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which antigen Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and delivery is expected to begin in 2010.
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
     SFAS 123R also requires the benefit of tax deductions in excess of recognized stock compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. In each of the three and six months ended June 30, 2009 and 2008, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.
     At June 30, 2009 and December 31, 2008, we had equity-based employee incentive plans, which are described more fully in Note 10 in the 2008 Form 10-K, and in the Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders. Under SFAS 123R, we recorded stock compensation expense of $6.5 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively, of which $3.3 million and $1.7 million, respectively, were included in research and development expense and $3.2 million and $1.5 million, respectively, were included in general and administrative expense.

     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the for the three and six months ended June 30, 2009 and 2008:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended June 30,		For the Three Months ended June 30,
	2009	2008	2009	2008
Weighted average estimated fair value (A)	N/A	N/A	$3.37	$1.27
Weighted Average Assumptions
Dividend yield (A,B)	N/A	N/A	0.0%	0.0%
Expected volatility (A,C)	N/A	N/A	158%	48%
Risk-free interest rate (A,D)	N/A	N/A	0.63%	2.2%
Expected life (A,E)	N/A	N/A	1.25 years	0.5 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average estimated fair value	N/A	$4.34	$3.37	$1.27
Weighted Average Assumptions
Dividend yield (A,B)	N/A	0.0%	0.0%	0.0%
Expected volatility (A,C)	N/A	91%	158%	48%
Risk-free interest rate (A,D)	N/A	2.5%	0.63%	2.2%
Expected life (A,E)	N/A	4.5 years	1.25 years	0.5 years

(A)	During the three and six months ended June 30, 2009 and the three months ended June 30, 2008, we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value are not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the historical volatility of our stock.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.
     The following table summarizes our stock option activity during the six months ended June 30, 2009:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2009	4,877,268	$6.99
Granted	—	—
Exercised	(2,100,497)	7.23
Forfeited	(179,837)	7.28

Outstanding, June 30, 2009	2,596,934	$6.79	6.49	$47,310,840

Exercisable, June 30, 2009	1,738,895	$7.53	5.74	$30,397,772
     As of June 30, 2009 we had approximately $1.1 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. In accordance with SFAS 123R, we have considered the probability of achieving each acceleration provision and recorded compensation expense of $2.9 million in the quarter ended June 30, 2009 based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $1.2 million relating to these performance conditions.
     The following table summarizes our restricted stock award activity during the six months ended June 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Stock	Date	Stock	Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	1,462,936	$6.13	1,449,687	$5.96
Granted	1,247,247	4.72	531,888	6.37
Vested	(293,529)	5.52	(293,828)	5.98
Forfeited or expired	(87,319)	5.69	(114,322)	6.30

Outstanding at end of period	2,329,335	$5.47	1,573,425	$6.06

     As of June 30, 2009 we had approximately $5.8 million in total unrecognized compensation expense related to our restricted stock awards, which includes $4.6 million of compensation expense that is to be recognized over a weighted average period of approximately one year and $1.2 million of compensation expense that is subject to achievement of certain performance conditions.
     Fair Value
     Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB issued Financing Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”, which we adopted effective January 1, 2009. The impact of these items was not material to our financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
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
     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The adoption of FAS 157-4 did not have a material impact on our results of operations, cash flows or financial position.

     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 107-1 and Accounting Points Bulletin (“APB”) Opinion No. 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”), which amends FASB 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in summarized financial information at interim reporting periods. The adoption of FAS 107-1 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amend the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on our results of operations, cash flows or financial position.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of June 30, 2009, the fair value of the Warrants was determined to be $117.6 million; accordingly, we recorded approximately $103.4 million in other loss for the six months ended June 30, 2009 related to the change in the fair value of the Warrants.
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
     During the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have any impact on our results of operations, cash flows or financial position.
New Accounting Standards Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the Securities and Exchange Commission (the “SEC”), superseding existing FASB, American Institute of Certified

Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our consolidated financial statements or related footnotes.
4. FAIR VALUE MEASUREMENTS
     We implemented SFAS 157 for our financial assets and liabilities that are measured and reported at fair value at each reporting period. We currently measure and report the following at fair value: warrant liability, cash equivalents and investment securities. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:
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
     The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands) The fair value was determined using the BSM method with volatility derived from the weighted average current volatility and implied volatilities of traded options:

				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Amortized	Unrealized gain		forIdentical	Observable	Unobservable
	cost as of	(loss) as of	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2009	June 30, 2009	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market	$22,805	$—	$22,805	$22,805	$—	$—
Commercial paper	32,773	(3)	32,770	—	32,770	—
Corporate debt securities	9,933	17	9,950	—	9,950	—
Government-sponsored enterprises	108,506	29	108,535	—	108,535	—
U.S. Treasury Note	109,729	16	109,745	—	109,745	—

Total financial assets	$283,746	$59	$283,805	$22,805	$261,000	$—

Liabilities:
Warrants (Footnote 10 - Equity)			$117,607	$—	$—	$117,607
Total financial liabilities			$117,607	$—	$—	$117,607

     As of June 30, 2009 and December 31, 2008, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Six Months	Year
	Ended	Ended	Ended
Description	June 30, 2009	June 30, 2009	December 31, 2008
Beginning balance	$11,811	$14,190	$—
Purchases, issuances, and settlements	—	—	14,561
Total loss (gain) included in net loss (1)	105,796	103,417	(371)

Ending balance	$117,607	$117,607	$14,190

(1)	The loss for the three and six months ended June 30, 2009 relates to the revaluation of the warrant liability from December 31, 2008 through June 30, 2009. The loss is reflected in our consolidated statements of operations as a component of other expense.

     The fair value of the Notes at June 30, 2009 was approximately $127.9 million, based on the last trading price in June. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.
5. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)
June 30, 2009
Due in one year or less	$21,275	$21,334
Due after one year through two years	—	—

	$21,775	$21,334

December 31, 2008
Due in one year or less	$45,576	$45,638
Due after one year through two years	3,403	3,386

	$48,979	$49,024

     Our gross realized gains or losses on sales of available-for-sale securities were not material for 2009 or 2008.
     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2009
Corporate debt securities	$9,934	$25	$(9)	$9,950
Government-sponsored enterprises	8,933	29	(2)	8,960
U.S. Treasury Note	2,408	16	—	2,424

	$21,275	$70	$(11)	$21,334

December 31, 2008
Corporate debt securities	$22,360	$54	$(154)	$22,260
Government-sponsored enterprises	16,285	110	(25)	16,370
U.S. Treasury Note	10,334	60	—	10,394

	$48,979	$224	$(179)	$49,024

     In accordance with EITF Issue No. 03-1 “The Meaning of Other Than Temporary Impairment”, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
June 30, 2009
Corporate debt securities	$679	$(8)	$1,029	$(1)	$1,708	$(9)
Government—sponsored enterprises	1,998	(2)	—	—	1,998	(2)

Total	$2,677	$(10)	$1,029	$(1)	$3,706	$(11)

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
December 31, 2008
Corporate debt securities	$12,756	$(143)	$2,004	$(11)	$14,760	$(154)
Government-sponsored enterprises	4,629	(25)	—	—	4,629	(25)

Total	$17,385	$(168)	$2,004	$(11)	$19,389	$(179)

     Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The decline in fair value of certain of our investments is judged by us, on an individual basis, to be temporary. We do not intend to sell an impaired security, and it is not more likely than not we will be required to sell the security before the recovery of its amortized cost basis.
6. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Furniture and office equipment	$1,191	$1,188
Laboratory and manufacturing equipment	11,575	11,427
Computer equipment and software	10,214	10,134
Leasehold improvements	15,482	15,478
Buildings	1,730	1,730
Construction in progress	22,817	15,132

	63,009	55,089
Less accumulated depreciation and amortization	(28,982)	(26,939)

	$34,027	$28,150

     Included in leasehold improvements at June 30, 2009 is $11.1 million of the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) for clinical use. At June 30, 2009, the $22.8 million in construction in progress included $12.8 million related to the New Jersey Facility expansion (including $1.3 million in capitalized interest) and $9.7 million in software, mainly related to our product scheduling system (including $387,000 in capitalized interest).
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

7. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Clinical trial costs	$1,677	$1,700
Deferred rent	1,032	1,089
Accrued property and equipment	1,019	895
Accrued legal costs	320	286
Other accrued liabilities	2,175	2,034

	$6,223	$6,004

8. CONVERTIBLE SENIOR SUBORDINATED NOTES
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.4 million and $2.2 million during the six months ended June 30, 2009 and 2008, respectively.
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
     In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our authorized and issued common stock for $21.2 million in aggregate principal face amount of the Notes held by existing holders of the Notes, which exchange was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
     Pursuant to SFAS No. 133, we have identified the embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.
     As of June 30, 2009, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at June 30, 2009 and December 31, 2008 was approximately $127.9 million and $46.8 million, respectively, based on the last trading prices in June and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
9. COMMITMENTS AND CONTINGENCIES
     In May 2009, we placed an order for $39.5 million with Diosynth, under our agreement dated December 22, 2005, as amended, which covers the commercial production of the antigen used in connection with Provenge. We expect to receive shipment of the order commencing in April 2010. Our remaining obligation to pay Diosynth as of June 30, 2009 is $20.5 million upon the delivery of antigen. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

     On June 16, 2009, we entered into a Construction Agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, is to be substantially complete by December 18, 2009. Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by April 23, 2010. There are incentives included in the Agreement for the completion of work prior to such dates and penalties for failing to meet such deadlines. The guaranteed maximum price for the completion of all work under the Construction Agreement is $50.5 million.
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have begun discovery, and exchanged initial disclosures on July 22, 2009. No trial date has been set.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint is not a class action, but otherwise makes similar factual and legal allegations as the second amended class action complaint in McGuire v. Dendreon Corporation, et al. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. No trial date has been set.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. By stipulated motion, the parties have requested that the Company and the individual defendants have until September 8, 2009 to respond. No trial date has been set, and discovery has not begun.
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
10. EQUITY
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to the Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Common Stock Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Common Stock Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. On October 10, 2008, we sold 3,610,760 shares of our common stock at a price of $5.80 per share to Azimuth for gross proceeds to us of approximately $21.0 million. We received net proceeds of approximately $19.8 million from the sale of these shares.
     On April 3, 2008, we issued the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. We received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor.
     The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS 133 and EITF 00-19, the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at June 30, 2009 and December 31, 2008 was approximately $117.6 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4). As a result of this increase, we recorded approximately $103.4 million in non-operating loss for the six months ended June 30, 2009.

11. COMPREHENSIVE LOSS
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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(126,717)	$(16,514)	$(142,101)	$(36,030)
Net unrealized gain (loss) on securities	60	(81)	14	32

Comprehensive loss	$(126,657)	$(16,595)	$(142,087)	$(35,998)

12. SUBSEQUENT EVENTS
     Effective as of July 31, 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction and build-out. The initial lease term, anticipated to commence in the first half of 2010 following substantial completion of the facility, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
     Effective as of August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for eventual use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term for the existing warehouse property is $13.6 million.
     In addition, during July 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build out of the Atlanta, Georgia, and Orange County, California facilities, as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of $5.9 million.
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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in this report under the caption, “Risk Factors” and also in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) , including the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
     We have incurred significant losses since our inception. As of June 30, 2009, our accumulated deficit was $705.4 million, of which $117.6 million relates to the increase in our warrant liability described below. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate incurring net losses over the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations including our manufacturing capabilities and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. The majority of our resources continue to be used in support of Provenge. We own worldwide rights for Provenge.
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
     On August 24, 2006, we submitted the clinical and non-clinical sections of our Biologics License Application (our “BLA”) and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the FDA for Provenge. On January 12, 2007, the FDA accepted our BLA filing and assigned Priority Review status for Provenge.
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
     Since receiving positive clinical data from our IMPACT study for Provenge in April, we have focused on amending our BLA and expanding our manufacturing operations. We expect to significantly increase our investments in commercial infrastructure in preparation for the possible FDA licensure of Provenge. We have begun the build-out of Phase II and Phase III of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) to bring that facility to capacity. We expect the additional build-out of that facility to be substantially completed in April 2010, which will be followed by validation of the New Jersey Facility and an inspection by the FDA. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, and Orange County, California, for an aggregate of approximately 340,000 rentable square feet of space we intend to use for commercial manufacturing, following construction and build-out of these new facilities. Each of these facilities leases has an initial ten and a half-year term, with two renewal terms of five years each. In Atlanta, Georgia, after the shell of the building is complete in the fourth quarter of this year, we will commence the build-out of the facility. In Orange County, California, we anticipate that build-out of the facility can commence immediately after receiving the required permits, which we currently expect to be received by the end of the fourth quarter of 2009. We anticipate it will take approximately one year to substantially complete the build-out of these facilities, which will be followed by validation and inspection by the FDA prior to use for the commercial manufacture of Provenge.
     Other potential product candidates we have under development include Neuvengetm, our investigational active cellular immunotherapy for the treatment of patients with breast, ovarian and other solid tumors expressing HER2/ neu. We are also developing an orally-available small molecule targeting TRP-M8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009. In April 2009, the first patient enrolled in our Phase 1 clinical trial for patients with advanced cancer.
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
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other miscellaneous raw materials. The Company takes title to these materials once manufactured, and stores for use in final manufacturing and eventual sale. These materials consist of antigen used in the manufacture of Provenge, and other raw material costs associated with, Provenge, which has not yet received regulatory approval. The prepaid costs of these materials are capitalized, as in the view of the Company’s management there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials costs will be expensed as research and development expense in the period the costs are incurred. As of June 30, 2009, there was $19.0 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which antigen Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and delivery is expected to begin in 2010 .
     Fair Value
     Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS No. 157”), “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Accounting Standards Board (“FASB”) issued Financing Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157”, which we adopted effective January 1, 2009. The impact of these items was not material to our financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
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

     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The adoption of FAS 157-4 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 107-1 and Accounting Points Bulletin (“APB”) No. 28-1, “Interim Financial Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”), which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in summarized financial information at interim reporting periods. The adoption of FAS 107-1 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted FASB Staff Position FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amend the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on our results of operations, cash flows or financial position.
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature.
     We account for the Warrants as a liability under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), which provide guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of June 30, 2009 and December 31, 2008, the fair value of the Warrants was determined to be $117.6 million and $14.2 million, respectively; accordingly, we recorded approximately $103.4 million in other loss for the six months ended June 30, 2009 related to the change in the fair value of the Warrants.
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

     During the quarter ended June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS 165 did not have any impact on our results of operations, cash flows or financial position.
New Accounting Standards Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After that date, only one level of authoritative U.S. GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change U.S. GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of fiscal 2009. The adoption of SFAS 168 is not expected to have any substantive impact on our condensed financial statements or related footnotes.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
Revenue
     Revenue decreased to $25,000 for the three months ended June 30, 2009, compared to $26,000 for the three months ended June 30, 2008. Revenue decreased to $55,000 for the six months ended June 30, 2009, compared to $57,000 for the six months ended June 30, 2008. Our revenue in 2009 and 2008 includes recognition of deferred revenue related to a license agreement.
Research and Development Expenses
     Research and development expenses increased to $13.3 million for the three months ended June 30, 2009, from $13.2 million for the three months ended June 30, 2008. Research and development expenses decreased to $25.1 million for the six months ended June 30, 2009, from $26.7 million for the six months ended June 30, 2008. The six month decrease was primarily due to the expense of antigen in 2008.
     Research and development-related activities are clinical programs and discovery research. Our research and development expenses for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Clinical programs:
Direct costs	$1.1	$2.6	$2.5	$5.5
Indirect costs	11.6	9.6	21.6	19.3

Total clinical programs	12.7	12.2	24.1	24.8
Discovery research	0.6	1.0	1.0	1.9

Total research and development expense	$13.3	$13.2	$25.1	$26.7

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

     While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:
•	the timeframe over which our programs are likely to be completed;
•	whether they will be completed;
•	if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies;
•	to what extent a product may generate commercial demand and be viewed favorably by physicians; or
•	whether, if approved, the manufacture of these products will be scalable to meet commercial demand.
General and Administrative Expenses
     General and administrative expenses increased to $7.6 million for the three months ended June 30, 2009, compared to $5.4 million for the three months ended June 30, 2008. General and administrative expenses increased to $12.8 million for the six months ended June 30, 2009, compared to $11.1 million for the six months ended June 30, 2008. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increases in the three and six months ended June 30, 2009 compared to 2008 was primarily attributable to increased salaries in the three months ended June 30, 2009, and wages associated with stock compensation.
Interest Income
     Interest income decreased to $196,000 for the three months ended June 30, 2009, from $951,000 for the three months ended June 30, 2008. Interest income decreased to $529,000 for the six months ended June 30, 2009, from $2.1 million for the six months ended June 30, 2008. The decreases in the three and six months ended June 30, 2009 compared to 2008 was primarily due to lower average interest rates.
Interest Expense
     Interest expense decreased to $213,000 for the three months ended June 30, 2009, compared to $1.2 million for the three months ended June 30, 2008. Interest expense decreased to $1.3 million for the six months ended June 30, 2009, compared to $2.8 million for the six months ended June 30, 2008. The decreases in the three and six months ended June 30, 2009 compared to 2008 was primarily due to a decreased outstanding debt balance associated with the conversion in April of $11.5 million in principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) to equity, and the May 2009 exchange of $21.2 million in principal amount of the Notes for equity, decreased interest expense related to debt and capital lease obligations and capitalized interest expense related to the construction of the New Jersey Facility and our product scheduling system in 2009.
Warrant Liability
     Non-operating loss associated with the increase in warrant liability for the three and six months ended June 30, 2009 was $105.8 million and $103.4 million, respectively as compared to non-operating income of $2.4 million for the three and six months ended June 30, 2008.. This represents the increase in the fair value of $103.4 million for the Warrants from December 31, 2008. Under SFAS 157, the Warrants were determined to be Level 3 liability. As such, the fair value was calculated using the BSM option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of June 30, 2009, we had approximately $287.5 million in cash, cash equivalents and short-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements and interest income earned.

     Net cash used in operating activities for the six months ended June 30, 2009 and 2008 was $48.8 million and $34.1 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At June 30, 2009, our aggregate investment in equipment and leasehold improvements was $52.8 million.
     While we believe that our current cash on hand as of June 30, 2009, is sufficient to meet our anticipated expenditures during the next 12 months as we initiate our commercialization efforts in anticipation of the possible licensure of Provenge, we may need to raise additional funds for, among other things:
•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,
•	working capital needs,
•	expanding our manufacturing capabilities, including the build-out of two new facilities in Atlanta, Georgia and Orange County, California,
•	increased personnel needs, and
•	continuing our internal research and development programs.
     If we were unable to raise additional funds through sales of common stock or debt securities, borrowings, or collaborative alliances with respect to Provenge, or otherwise, should we need them, we may be required to delay or scale back our commercialization efforts for Provenge, and/or delay pursuing other clinical research programs.
Credit Financings
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the New Jersey Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which will be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of June 30, 2009 was $3.0 million. The security deposit is recorded on our balance sheet in short-term restricted cash. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The balance due on the GE Notes as of June 30, 2009 was approximately $643,000.
Office Leases
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
     Effective July 16, 2009 we entered into a sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately two floors with 36,769 rentable square feet, which will be delivered in stages during 2009. The term of the sublease is through April 2011. The rent payable under the agreement will initially be $24,182 per month, escalating to $44,429 per month once the entirety of the subleased space has been delivered.

     Manufacturing Facilities Leases
     We anticipate facilities related expenses, including equipment expenditures, to increase significantly during the second half of 2009 and in 2010 as we prepare for a prospective commercial launch of Provenge in 2010 in the event of licensure by the FDA. As described below in more detail, during June, July and August 2009 we entered into:
•	leases for two new manufacturing facilities to be constructed or built-out in Atlanta, Georgia and Orange County, California that will total approximately 340,000 square feet of manufacturing space; and
•	a construction agreement for the completion of Phases II and III of our New Jersey Facility.
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We have pursued a plan to outfit the New Jersey Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. The Phase I of the build-out of the New Jersey Facility was completed in July 2006. In June 2009 we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. The lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. During 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million. The $1.9 million letter of credit was recorded as long-term restricted cash on our balance sheet as of June 30, 2009.
     On June 16, 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, is to be substantially complete by December 2009. Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by April 2010. There are incentives included in the agreement for the completion of work prior to such dates and penalties for failing to meet such deadlines. The guaranteed maximum price for the completion of all work under the agreement is $50.5 million.
     As part of an agreement with the Township of Hanover relating to the permitting of Phase II and III construction of our New Jersey Facility, we recorded $1.9 million in short-term restricted cash as a security deposit to ensure completion of certain improvements at the property.
     Effective as of July 31, 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction and build-out. The initial lease term, anticipated to commence in the first half of 2010 following substantial completion of the facility, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
     Effective as of August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.
     In addition, during July 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build out of the Atlanta, Georgia, and Orange County, California facilities as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of $5.9 million.

Production and Supply Expenses
     In May 2009, we placed an order for $39.5 million with Diosynth under our agreement dated December 22, 2005, as amended, which covers the commercial production of the antigen used in connection with Provenge. We expect to receive shipment of the order commencing in April 2010. Our remaining obligation to pay Diosynth as of June 30, 2009 is $20.5 million upon the delivery of antigen. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
Financings from the Sale of Securities and Issuance of Convertible Notes
Equity Offering Proceeds
     We have received net proceeds of approximately $286.5 million from the sale of equity securities under registered offerings since January 1, 2008.
     In April 2008, we received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. Accordingly, pursuant to SFAS No. 133, and EITF No. 00-19), the Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at June 30, 2009 and December 31, 2008 was approximately $117.6 million and $14.2 million, respectively, based on “Level 3” Inputs, as defined under SFAS 157 (see Note 4 to our Financial Statements). As a result of this increase, we recorded $105.8 million and $103.4 million in non-operating income for the three and six months ended June 30, 2009, respectively.
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement with Azimuth (the “Common Stock Purchase Agreement”), which we amended in October 2008 and February 2009. The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock, with a minimum price of $4.00 per share before Azimuth is committed to purchase any shares, and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million.
     In May 2009, we received net proceeds of $220.8 million from our issuance of 11,979,166 common stock shares under two effective registration statements, which includes shares sold pursuant to the exercise by the underwriter of its overallotment option in full.
Convertible Notes
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively.

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
     In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our authorized and unissued common stock for $21.2 million in aggregate principal face amount of the Notes held by existing holders of the Notes, which exchange was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.
     As of June 30, 2009, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at June 30, 2009 and December 31, 2008 was approximately $127.9 million and $46.8 million, respectively, based on the last trading prices in June and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input as defined under SFAS 157).
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
     As of June 30, 2009 and 2008, we had short-term investments of $21.3 million and $39.3 million, respectively and long-term investments of zero and $14.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at June 30, 2009, assuming a 100 basis point increase in market interest rates, would decrease by $16,000, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
     We proactively monitor and manage our portfolio. If necessary, we believe we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
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
     During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have begun discovery, and exchanged initial disclosures on July 22, 2009. No trial date has been set.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint is not a class action, but otherwise makes similar factual and legal allegations as the second amended class action complaint in McGuire v. Dendreon Corporation, et al. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. No trial date has been set.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. By stipulated motion, the parties have requested that the Company and the individual defendants have until September 8, 2009 to respond. No trial date has been set, and discovery has not begun.
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
ITEM 1A. RISK FACTORS
The risks described below may not be the only ones relating to our company. The risk factors described below include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Item 1A of our 2008 Form 10-K. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our 2008 Form 10-K, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission.
Risks Relating to our Product Development and Commercialization Pursuits
Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.
     Our most advanced product candidate is Provenge, an active cellular immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, FDA finding our manufacturing protocol and controls, composition of the product, and the data from our completed Phase 3 clinical trials sufficient to support approval. On November 9, 2006, we completed submission of our BLA to the FDA for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On March 29, 2007, FDA’s Cellular, Tissue and Gene Therapy Advisory Committee voted unanimously (17 yes, 0 no) that in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA would accept positive final analysis of survival from our Phase 3 D9902B IMPACT study to support licensure of Provenge. Study D9902B was conducted under a Special Protocol Assessment agreement with FDA. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009 at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. In light of the IMPACT study results, we intend to amend our BLA with the FDA and proceed to seek U.S. licensure for Provenge. `
     We cannot offer any assurances or predict with any certainty that the FDA will approve our amended BLA for licensure of Provenge. FDA may request Advisory Committee review of Provenge and the Advisory Committee may not recommend approval. It is possible that the final results of our IMPACT study may not meet the FDA requirements for licensure, or the FDA may determine that our manufacturing staff, methods, facilities or raw materials are insufficient to warrant licensure. Furthermore, even if we receive FDA approval, we might not be successful in commercializing Provenge. Should any of these events occur, our business would be materially harmed and the price of our common stock would likely decline.
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
     To date, the FDA has approved for commercial sale in the United States a drug designed to stimulate the production of antibodies against human pappiloma virus to prevent cervical cancer, but there has been no active immunotherapy approved for treating pre-existing cancer. Consequently, there is no precedent for the approval of products based on our technologies in this area.

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
     Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of Provenge or our other product candidates, including the following:
•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or earlier results may not be replicated in later clinical trials;
•	the results of preclinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;
•	after reviewing relevant information, including preclinical testing or human clinical trial results, we may abandon or substantially restructure programs that we might previously have believed to be promising;
•	we or the FDA or similar regulatory authorities in other countries may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and
•	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA to halt clinical trials or cause the FDA or foreign regulatory authorities to deny approval of the product candidate for any or all target indications.
     Each phase of testing is highly regulated, and during each phase there is a risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. We cannot state with certainty when or whether any of our products now under development will be approved or launched; whether we will be able to develop product candidates or products; or whether any products, once launched, will be commercially successful.
     Data from our completed clinical trials of Provenge that we have submitted or intend to submit in support of our BLA may not be sufficient for to support licensure by FDA or approval by other regulatory agencies outside the US. In addition, the ongoing clinical trials of Provenge or our other product candidates may not be completed as or when planned, and the FDA or other authorities may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the regulatory authorities, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, regulatory approval of any of our product candidates could materially harm our business and cause our stock price to decline.
The FDA or its Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.
     We discuss with and obtain guidance from regulatory authorities on certain aspects of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. Provenge was reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. On March 12, 2008, the FDA agreed to an amended Special Protocol Assessment for the Phase 3 IMPACT clinical trial of Provenge and reconfirmed that they would accept a positive interim or final analysis from the IMPACT trial to amend the BLA for licensure of Provenge. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. In light of the IMPACT study results, we intend to amend our BLA with the FDA and proceed to seek U.S. licensure for Provenge. The FDA may determine to again convene an Advisory Committee to review our amended application. We may not obtain approval of our BLA for Provenge from the FDA because an Advisory Committee advises against it or because the FDA’s view of our BLA differs from that of an Advisory Committee. Therefore, any delay in obtaining, or inability to obtain, FDA approval of Provenge could materially harm our business and cause our stock price to decline.
We must significantly expand our operations to commercialize Provenge, and we may encounter unexpected costs or difficulties.
     We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to further invest in our manufacturing facilities and information technology systems, develop a distribution network and hire additional personnel related to these functions. In 2006, we completed the initial phased build-out of our Morris Plains, New Jersey facility that provides manufacturing capabilities and related supporting facilities, as well as clean rooms. During 2007, we began production of Provenge at this facility for clinical use. We are currently adding manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations to support commercialization, which may strain our existing managerial, operational, financial and other resources. We are also investing in and proceeding with the further build out of our Morris Plains, New Jersey facility and have entered into long-term leases for additional manufacturing facilities to be located in Atlanta, Georgia and Orange County, California. Each new facility will require review and licensure by FDA, potentially including additional inspections. If delays are incurred in the construction, qualification and FDA licensure of these facilities, our ability to commercialize Provenge could be adversely affected.
     We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of products in commercial quantities. In building a sales force in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives, and may encounter difficultieis in retaining a third party to provide sales, marketing or distribution resources.
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
     If we have difficulty enrolling a sufficient number or diversity of patients to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which could have a negative effect on our business.
Risks Relating to our Financial Position and Operations
We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.
     At June 30, 2009, we had an accumulated deficit of $705.4 million, of which $117.6 million relates to the increase in our warrant liability. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales until and unless the FDA approves Provenge for commercial sale. We expect to incur additional operating losses over the next several years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and losses will continue to cause our stockholders’ equity and working capital to decrease. We may not be successful in commercializing any of our product candidates. Even if we are able to successfully commercialize products, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.
We are likely to require additional funding, and our future access to capital is uncertain.
     It is expensive to develop and commercialize cancer immunotherapy, monoclonal antibody and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:
•	the costs of developing the manufacturing, marketing and other supporting resources and systems to support FDA licensure of Provenge;
•	our timetable and costs for the development of marketing, manufacturing, information technology and other necessary infrastructure and preparatory activities related to the commercialization of Provenge;

•	the rate of progress and cost of our research and development and clinical trial activities;
•	the introduction into the marketplace of competing products and other adverse market developments; and
•	whether we enter into a collaboration for the commercialization of Provenge.
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
Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.
     We are engaged in a period of rapid and substantial growth and the anticipated continued growth in the future will place a strain on our clinical, administrative and operational infrastructure. We will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management information and control systems. Any failure by us to appropriately monitor and manage our business growth could cause one or more of our initiatives to fail to meet its goals, thus harming our business and near term prospects.
     Our indebtedness could adversely affect our financial condition.
     In June and July 2007, we sold an aggregate of $85.25 million in convertible senior subordinated notes (the “Notes”), which bear interest annually at the rate of 4.75 percent. As of June 30, 2009, an aggregate of $52.5 in aggregate principal amount of the Notes remained outstanding. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to raise additional funds by borrowing or engaging in equity sales in order to fund future working capital, capital expenditures, research and development and other general corporate requirements;
•	require us to dedicate a substantial portion of our cash to service payments on our debt; or
•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves.
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
     The Notes may be exchanged for shares of our common stock upon certain conditions. On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into a Common Stock Purchase Agreement with Azimuth (the “Common Stock Purchase Agreement”), which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximately 36-month term of the Common Stock Purchase Agreement. On October 10, 2008, we issued 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million pursuant to the Common Stock Purchase Agreement in the first draw down under our equity line of credit arrangement. We also have outstanding warrants to purchase an aggregate of 8,000,000 shares of common stock at an exercise price of $20.00 per share, which are exercisable at any time prior to April 8, 2015.
     Future sales of our common stock will depend primarily on the market price of our common stock, the terms we may receive upon the sale of debt or convertible securities, the interest in our company by institutional investors and our cash needs. In addition, we may register additional equity, debt, or other convertible securities with the SEC for sale in the future. Each of our issuances of common stock or securities convertible into common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.
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
     An IND must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop our product candidates and our business could be materially harmed.
Commercialization of our product candidates in the United States requires FDA approval, which may not be granted, and foreign commercialization requires similar approvals.
     As developers of pharmaceutical and therapeutic biologic product candidates we are subject to and must comply with comprehensive regulation by the FDA, other regulatory agencies in the United States and comparable regulatory authorities in other countries. In the United States, the FDA administers requirements covering the testing, approval, safety, effectiveness, manufacturing, labeling and marketing of therapeutic treatments including biologics. In many cases, the FDA requirements have increased the amount of time and money necessary to develop new products and bring them to market in the United States. The FDA has substantial discretion to require additional testing, to delay or withhold registration and marketing approval and to mandate product withdrawals. The FDA can delay, limit or withhold approval of a product candidate for many reasons, including the following:
•	a product candidate may not demonstrate sufficient safety or efficacy in treatment;
•	the FDA may determine that certain aspects of the clinical testing, manufacture, or quality control are not in compliance with the regulations;
•	the FDA may interpret data from preclinical testing and clinical trials in different ways than we interpret the data or may require additional and/or different categories of data than what we obtained in our clinical trials;

•	the FDA may require additional information about the efficacy, safety, purity, stability, identity or functionality of a product candidate;
•	the FDA may not approve our manufacturing processes or facilities or the processes or facilities of our contract manufacturers; and
•	the FDA may change its approval policies or adopt new regulations that impact our business.
     Our failure to obtain approval, significant delays in the approval process, or our failure to maintain approval in any jurisdiction will prevent us from selling a product in that jurisdiction and receiving product sales revenues. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, manufacturing, quality control, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping requirements. Any problems with an approved product, including the later exhibition of adverse effects or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.
Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.
     The requirements governing the conduct of clinical trials, manufacturing, testing, control, product registration and approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.
Even if approved, Provenge and any other product we may commercialize and market may be subject to promotional limitations.
     We may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional, and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.
The availability and amount of reimbursement for our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.
     In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms.
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
Risks Relating to Manufacturing and Marketing Activities
We have limited commercial or other large-scale manufacturing experience.
     To be successful, our product candidates, including Provenge, must be capable of being manufactured in sufficient quantities, in compliance with regulatory requirements and at an acceptable cost. We have limited commercial or other large-scale manufacturing experience. We currently rely on third parties for certain aspects of the commercial and clinical trial manufacture of Provenge and its components and our other product candidates. A limited number of contract manufacturers are capable of manufacturing the components of Provenge or the final manufacture of Provenge. If we encounter delays or difficulties with manufacturers and cannot manufacture the contracted components or product candidate ourselves, we may not be able to conduct clinical trials as planned or to meet demand for Provenge, if it is approved, any of which could materially harm our business. Expansion of our production capabilities or facilities might also require reexamination of our manufacturing processes and approval by the FDA and similar agencies outside of the United States.
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
We need to rapidly expand our manufacturing facilities to meet anticipated demand for Provenge in the event of licensure by the FDA.
     In 2006, we completed the initial phase of the build out for our New Jersey Facility. During 2007, we began production of Provenge at the New Jersey facility for clinical use. We are currently expanding our manufacturing facilities, and during July and August 2009 we signed leases for new manufacturing facilities to be located in Atlanta, Georgia and Orange County, California, and commenced the Phase II and Phase III build-out to add capacity to our Morris Plains, New Jersey facility. The costs of expansion of our facilities and investment in related equipment will be a very significant expenditure for us during 2009 and 2010. In order to commercialize Provenge, in the event of licensure by the FDA, we will need to hire and train a significant number of employees and comply with applicable regulations for our facilities, which are extensive. In addition to the monetary costs of expansion of our manufacturing capabilities, the facilities build out requires significant time and attention of our executive management. In pursuing rapid expansion, we must continue to monitor quality and effective controls, or we risk possible delays in approval of the facilities by the FDA for commercial manufacturing.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
     All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for the Antigen Delivery Cassette used in Provenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with Current Good Manufacturing Practices (cGMP), a series of complex regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
We may initially be unable to successfully manufacture Provenge, if approved for marketing, in quantities sufficient to fulfill patient demand.
     To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If Provenge, our most advanced product candidate, is approved for licensure by the FDA, we will need to manufacture the product in significantly larger quantities. Due to the lengthy lead time in building out and qualifying a manufacturing facility for the production of a biologic, we may experience constraints in our ability to initially manufacture Provenge in sufficient quantities to satisfy market demand. At present, our New Jersey Facility is built-out to one quarter of capacity, which we presently believe will be insufficient to satisfy the anticipated market demand for Provenge. The build-out of Phase II and Phase III of the New Jersey Facility will not be complete until April 2010, following which we will need to validate the expanded facility and have it inspected by the FDA. The new manufacturing facilities in Atlanta, Georgia and Orange County, California will also require build-out, validation studies and inspection by the FDA prior to commercial use.

We may in the future experience difficulties and delays in the manufacturing of our products, which may harm our business and future prospects.
     In addition to capacity constraints, we may experience difficulties and delays inherent in manufacturing our products that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing, such as:
•	construction delays related to the construction of planned and future facilities or the expansion of these facilities;

•	failure of us or any of our vendors or suppliers to comply with cGMP and other applicable regulations and quality assurance guidelines; and

•	changes in facility sites and limits to manufacturing capacity due to regulatory requirements, or physical limitations that could impact continuous supply.
          Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in product shortages, patient injury, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business and reputation.
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
     Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. If we are permitted by the FDA to commence commercial sales of products, we will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited or no experience. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace. In addition, future legislation may impact our competitive position in the event brand-name and follow-on biologics do not receive adequate patent protection.

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
Risks Relating to Collaboration Arrangements and Reliance on Third Parties
If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.
     To successfully commercialize Provenge, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including expanding our manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have or may be in the process of developing. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
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
Reliance on third party relationships and outsourcing arrangements could adversely affect our business.
     We presently, and may in the future, depend on third parties, including suppliers, alliances with other companies and third party service providers, for key aspects of our business supporting the development, manufacture and commercialization of our products and support for our information technology systems and other systems infrastructure. Failure of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the relationships between us and these third parties, could have a material adverse effect on our business.
We must rely at present on relationships with third-party contract manufacturers for components used in our products, which will limit our ability to control the availability of, and manufacturing costs for, our product candidates in the near-term.
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
We rely on single source vendors for some key components for our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.
     We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have entered into a long-term contract with Diosynth for production of the antigen used in the preparation of Provenge, which relationship is not readily replaceable. If we were unable to obtain sufficient quantity of the antigen from Diosynth when and as needed, it is uncertain whether alternative sources could be developed. Should the FDA approve Provenge for licensure, any production shortfall on the part of Diosynth that impairs the supply of the antigen to us would have a material adverse effect on our business, financial condition and results of operations.

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
     The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. In addition, our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents.
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
     Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We have clinical trial insurance coverage, and we intend to obtain commercial product liability insurance coverage prior to any commercial product sales. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.
Risks Relating to an Investment in Our Common Stock
We are currently subject to certain pending litigation and a stockholder demand and may be subject to similar claims in the future.
     Four proposed securities class action suits have been filed in the United States District Court for the Western District of Washington, which the Court has consolidated and which name our company, our Chief Executive Officer and one of our executive officers, and purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. A similar suit, not a class action but asserting the same claims, has also been filed in the same court. A derivative suit has also been filed in the State of Washington against our Chief Executive Officer and all of the members of our board of directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of our company. In addition, we have received letters from counsel for two of our stockholders, demanding our board of directors investigate certain allegations of wrongful disclosure and insider trading stemming from our disclosures regarding our communications with the FDA during the first half of 2007, pertaining to our Provenge BLA. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are costly. We are not currently able to estimate the possible cost to us from these matters, as these suits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters, could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On May 4, 2009, we entered into an arrangement to exchange an aggregate of 2,137,411 shares of our authorized and unissued common stock for $21,215,000 in aggregate principal face amount of our Notes, which transaction was settled on May 7, 2009. The shares of common stock were issued solely to existing holders of the Notes, pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 10, 2009 in Seattle, Washington. Of the 99,531,946 shares of common stock outstanding as of the record date, 79,077,721 shares were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:
1.	To elect two directors to hold office for a 3-year term and until their successors are duly elected and qualified, each Director received the votes “for” and “withheld” as set opposite his or her respective name:

Nominee	For	Withheld
Susan B. Bayh	75,499,009	3,578,712
David L. Urdal, Ph.D.	77,368,187	1,709,534
Gerardo Canet, Bogdan Dziurzynski, D.P.A. and Douglas G. Watson will continue as Directors until the 2010 Annual Meeting and Richard B. Brewer and Mitchell H. Gold, M.D. will continue as Directors until the 2011 Annual Meeting.

2.	To approve the new Dendreon Corporation 2009 Equity Incentive Plan:

Votes
For	26,964,279
Against	3,148,865
Abstain	298,265
3.	To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 shares to 250,000,000 shares:

Votes
For	65,709,782
Against	12,777,502
Abstain	590,437
4.	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

Votes
For	65,709,782
Against	12,777,502
Abstain	590,437
There were no other matters voted upon at the Annual Meeting.
ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.

10.2	Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 10, 2009

DENDREON CORPORATION
By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN
Gregory T. Schiffman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ GREGORY R. COX
Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.

10.2	Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.