Form 10-Q
period 2009-09-30
DENDREON CORP
filed 2009-11-09
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 000-30681
DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE SEATTLE, WASHINGTON (Address of registrant’s principal executive offices)	98121 (Zip Code)
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
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of November 5, 2009 was 115,937,652.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DENDREON CORPORATION
BALANCE SHEETS
(In thousands, except share data)
(consolidated)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,485	$59,523
Short-term investments	71,059	45,638
Restricted cash	4,882	3,853
Prepaid antigen costs	18,975	—
Prepaid expenses and other current assets	3,762	1,867

Total current assets	271,163	110,881
Property and equipment, net	60,287	28,150
Long-term investments	16,061	3,386
Long-term restricted cash	4,462	2,030
Debt issuance costs and other assets	2,631	2,757

Total assets	$354,604	$147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,889	$237
Accrued liabilities	17,288	6,004
Accrued compensation	5,153	3,686
Deferred revenue	82	82
Warrant liability	136,978	14,190
Current portion of capital lease obligation	702	—
Current portion of facility lease obligation	473	219
Current portion of long-term debt	146	2,194

Total current liabilities	167,711	26,612
Deferred revenue, less current portion	253	314
Capital lease obligations, less current portion	894	—
Facility lease obligations, less current portion	14,274	8,022
Convertible senior subordinated notes	52,535	85,250
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized and 113,553,433 issued and outstanding; and 150,000,000 shares authorized and 95,577,664 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	112	95
Additional paid-in capital	869,715	590,159
Accumulated other comprehensive income	55	45
Accumulated deficit	(750,945)	(563,293)

Total stockholders’ equity	$118,937	$27,006

Total liabilities and stockholders’ equity	$354,604	$147,204

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(consolidated)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$25	$26	$80	$83
Operating expenses:
Research and development	16,494	12,660	41,613	39,331
General and administrative	9,301	4,625	22,126	15,720

Total operating expenses	25,795	17,285	63,739	55,051

Loss from operations	(25,770)	(17,259)	(63,659)	(54,968)
Other income (expense):
Interest income	196	819	725	2,907
Interest expense	(606)	(1,218)	(1,930)	(3,995)
Loss from valuation of warrant liability	(19,371)	(9,119)	(122,788)	(6,751)

Net loss	$(45,551)	$(26,777)	$(187,652)	$(62,807)

Basic and diluted net loss per share	$(0.40)	$(0.29)	$(1.79)	$(0.71)

Shares used in computation of basic and diluted net loss per share	113,447	91,723	105,096	88,762

See accompanying notes

DENDREON CORPORATION
STATEMENTS OF CASH FLOWS
(In thousands)
(consolidated)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities:
Net loss	$(187,652)	$(62,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,267	4,325
Non-cash stock-based compensation expense	10,413	4,314
Loss from valuation of warrant liability	122,788	6,751
Gain on sale of fixed assets	—	(5)
Changes in operating assets and liabilities:
Prepaid antigen costs	(18,975)	—
Amortization of securities discount and premium	(48)	29
Restricted cash related to operating lease	(1,700)	1,258
Prepaid expenses and other assets	(1,540)	829
Accounts payable	6,652	(945)
Deferred revenue	(61)	(62)
Accrued liabilities and compensation	12,751	(5,041)

Net cash used in operating activities	(54,105)	(51,354)

Investing Activities:
Maturities of investments	(115,048)	41,704
Purchases of investments	77,010	(42,001)
Restricted cash and deposit related to facility expansions	(2,843)	—
Purchases of property and equipment	(26,946)	(4,594)

Net cash used in investing activities	(67,827)	(4,891)

Financing Activities:
Proceeds from common stock offering, net of financing costs	220,810	45,991
Proceeds from release of security deposit associated with debt	853	700
Payments on capital lease obligations	(197)	(653)
Payments on long-term debt	(2,048)	(4,208)
Payments on facility lease obligations	(159)	(124)
Net proceeds from exercise of stock options and other	14,963	212
Issuance of common stock under the Employee Stock Purchase Plan	672	445

Net cash provided by financing activities	234,894	42,363

Net increase (decrease) in cash and cash equivalents	112,962	(13,882)
Cash and cash equivalents at beginning of year	59,523	75,721

Cash and cash equivalents at end of period	$172,485	$61,839

Supplemental Disclosure of Cash Flow Information:
Capital expenditures financed through capital leases	$1,793	$—

Capital expenditures financed through facility leases	$6,665	$—

See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy, monoclonal antibody and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed three Phase 3 trials for the treatment of metastatic, castrate-resistant (also referred to previously as “androgen-independent”) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On May 8, 2007, we received a Complete Response Letter (the “CRL”) from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA would accept a positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009, at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). On October 30, 2009 we completed the amendment of our BLA with the FDA to incorporate IMPACT study results and data regarding CMC requirements not previously addressed which constituted a complete response to the CRL. We own worldwide rights for Provenge.
Principles of Consolidation
     The financial statements as of December 31, 2008 and September 30, 2008 include the consolidated accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC (“Dendreon San Diego”). The financial statements for the nine months ended September 30, 2009 include the accounts of Dendreon San Diego through February 2, 2009, the effective date of dissolution of the entity. All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The accompanying financial information as of December 31, 2008 has been derived from audited financial statements. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of future results that may be expected for the year ending December 31, 2009 or any other future period.

Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of September 30, 2009 and 2008, shares excluded from the computation of net loss per share were 31,159,725 and 39,489,886, respectively.
Subsequent Events
     We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 9, 2009, the day the financial statements were issued.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other raw materials. The Company takes title to these materials once manufactured and accepted, and stores for use in final manufacturing and eventual sale. These materials consist of antigen used in the manufacture of Provenge, and other raw material costs associated with, Provenge, which has not yet received regulatory approval. The prepaid costs of these materials are capitalized, as in the view of the Company’s management there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials will be expensed as research and development expense in the period the costs are incurred. As of September 30, 2009, there was $19.0 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and is expected to begin to deliver in 2010.
Research and Development Expenses
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
     We grant restricted stock awards that generally vest over a four year period, however in 2006 and 2007, we granted restricted stock awards with certain performance conditions to all employees. Management estimates the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each provision.
     At September 30, 2009 and December 31, 2008, we had equity-based employee incentive plans, which are described more fully in Note 10 in the 2008 Form 10-K, and in the Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders. Stock compensation expense was $10.4 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively, of which $4.9 million and $2.3 million, respectively, were included in research and development expense and $5.5 million and $2.0 million, respectively, were included in general and administrative expense. In each of the three and nine months ended September 30, 2009 and 2008, the tax deductions related to stock compensation expense were not reported as a financing cash flow, versus an operating cash flow, because of the availability of net operating losses.

     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended		For the Three Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average estimated fair value (A)	$17.23	N/A	$21.23	$1.22
Weighted Average Assumptions
Dividend yield (A,B)	0.0%	N/A	0.0%	0.0%
Expected volatility (A,C)	93.5%	N/A	137.0%	50.0%
Risk-free interest rate (A,D)	1.5%	N/A	0.4%	1.6%
Expected life (A,E)	4.4 years	N/A	1 years	0.5 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average estimated fair value	$17.23	$4.34	$10.71	$1.25
Weighted Average Assumptions
Dividend yield (A,B)	0.0%	0.0%	0.0%	0.0%
Expected volatility (A,C)	93.5%	91%	137.0%	49.0%
Risk-free interest rate (A,D)	1.5%	2.5%	0.6%	2.0%
Expected life (A,E)	4.4 years	4.5 years	1.3 years	0.5 years

(A)	During the three months ended September 30, 2008 we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value were not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the weighted average of the historical volatilities of our stock and certain peer companies.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected life of awards under the employee stock purchase plan represents the purchase period under the plan.

     The following table summarizes our stock option activity during the nine months ended September 30, 2009:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2009	4,877,268	$6.99
Granted	236,500	25.45
Exercised	(2,184,492)	7.21
Forfeited	(199,747)	7.60

Outstanding, September 30, 2009	2,729,529	$8.38	6.56	$53,531,641

Exercisable, September 30, 2009	1,800,307	$7.32	5.62	$37,215,330
     As of September 30, 2009 we had approximately $4.2 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately one year.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. The Company has considered the probability of achieving each acceleration provision and recorded compensation expense of $3.3 million during the nine months ended September 30, 2009 based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $864,000 relating to these performance conditions.
     The following table summarizes our restricted stock award activity during the nine months ended September 30, 2009 and 2008:

	2009		2008
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Stock	Date	Stock	Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	1,462,936	$6.13	1,449,687	$5.96
Granted	1,405,115	7.01	545,838	6.35
Vested	(426,308)	5.55	(343,974)	5.78
Forfeited or expired	(114,938)	5.74	(135,820)	6.30

Outstanding at end of period	2,326,805	$6.79	1,515,731	$6.10

     As of September 30, 2009 we had approximately $7.7 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted average period of approximately one year.
Fair Value
     Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 820-10-65-1, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which we adopted effective January 1, 2009. The impact of these items was not material to our financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment;” and
•	Asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
     During the quarter ended June 30, 2009, we adopted ASC 820-10-65-4, “ Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (“ASC 820-10-65-4”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability, and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The adoption of ASC 820-10-65-4 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 825-10-65, “Financial Instruments — Transition and Open Effective Date Information” (“ASC 825-10-65”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825-10-65 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 320-10-45/65, “Investments — Debt and Equity Securities: Other Presentation Matters/Transition and Open Effective Date Information” (“ASC 320-10-45/65”) that amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. The adoption of ASC 320-10-45/65 did not have a material impact on our results of operations, cash flows or financial position.
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
     The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) at each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of September 30, 2009, the fair value of the Warrants was determined to be $137.0 million; accordingly, we recorded approximately $122.8 million in other loss for the nine months ended September 30, 2009 related to the change in the fair value of the Warrants.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2009, we adopted ASC 808-10, “Collaborative Arrangements” (“ASC 808-10”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. The adoption of ASC 808-10 did not have any impact on our results of operations, cash flows or financial position.
     On January 1, 2009, we adopted ASC 815-40-15, “Derivatives and Hedging — Contracts in Entity’s Own Equity (Scope and Scope Exceptions)” (“ASC 815-40-15”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815-40-15 did not have any impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 855-10, “Subsequent Events” (“ASC 855-10”) that establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have any impact on our results of operations, cash flows or financial position.
     During the quarter ended September 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) that mandated that the FASB Accounting Standards Codification (the “Codification”) become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) other than guidance issued by the Securities and Exchange Commission (the “SEC”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. The adoption of ASC 105-10 did not have any substantive impact on our consolidated financial statements or related footnotes.
4. FAIR VALUE MEASUREMENTS
     We currently measure and report the following at fair value: warrant liability, cash equivalents and investment securities. Fair value represents the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:
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

     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Amortized	Unrealized gain		for Identical	Observable	Unobservable
	cost as of	(loss) as of	Balance as of	Assets	Inputs	Inputs
Description	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market	$88,550	$—	$88,550	$88,550	$—	$—
Commercial paper	56,748	—	56,748	—	56,748	—
Corporate debt securities	23,111	11	23,122	—	23,122	—
Government-sponsored enterprises	56,921	5	56,926	—	56,926	—
U.S. Treasury Note	30,204	39	30,243	—	30,243	—

Total financial assets	$255,534	$55	$255,589	$88,550	$167,039	$—

Liabilities:
Warrants			$136,978	$—	$—	$136,978

Total financial liabilities			$136,978	$—	$—	$136,978

     As of September 30, 2009 and December 31, 2008, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources. The fair value of the Warrants was determined using the BSM method with volatility derived from the weighted average current volatility and implied volatilities of traded options.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Nine Months	Year
	Ended	Ended	Ended
Description	Sept. 30, 2009	Sept. 30, 2009	December 31, 2008
Beginning balance	$117,607	$14,190	$—
Purchases, issuances, and settlements	—	—	14,561
Total loss (gain) included in net loss (1)	19,371	122,788	(371)

Ending balance	$136,978	$136,978	$14,190

(1)	The loss for the three and nine months ended September 30, 2009 relates to the revaluation of the warrant liability from December 31, 2008 through September 30, 2009. The loss is reflected in our consolidated statements of operations as a component of other expense.
     The fair value of the Notes at September 30, 2009 was approximately $150.4 million, based on the last trading price in September. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.

5. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)
September 30, 2009
Due in one year or less	$71,051	$71,059
Due after one year through two years	16,014	16,061

	$87,065	$87,120

December 31, 2008
Due in one year or less	$45,576	$45,638
Due after one year through two years	3,403	3,386

	$48,979	$49,024

     Our gross realized gains or losses on sales of available-for-sale securities were not material for 2009 or 2008.
     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
September 30, 2009
Corporate debt securities	$23,110	$11	$—	$23,121
Government-sponsored enterprises	36,921	15	(10)	36,926
U.S. Treasury Note	27,034	39	—	27,073

	$87,065	$65	$(10)	$87,120

December 31, 2008
Corporate debt securities	$22,360	$54	$(154)	$22,260
Government-sponsored enterprises	16,285	110	(25)	16,370
U.S. Treasury Note	10,334	60	—	10,394

	$48,979	$224	$(179)	$49,024

     The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
September 30, 2009
Government—sponsored enterprises	29,966	(10)	—	—	29,966	(10)

Total	$29,966	$(10)	$—	$—	$29,966	$(10)

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
December 31, 2008
Corporate debt securities	$12,756	$(143)	$2,004	$(11)	$14,760	$(154)
Government-sponsored enterprises	4,629	(25)	—	—	4,629	(25)

Total	$17,385	$(168)	$2,004	$(11)	$19,389	$(179)

     Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. Amortization of discounts or premiums is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The decline in fair value of certain of our investments is judged by us, on an individual basis, to be temporary. We do not intend to sell an impaired security, and it is not more likely than not we will be required to sell the security before the recovery of its amortized cost basis.
6. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Furniture and office equipment	$1,466	$1,188
Laboratory and manufacturing equipment	11,609	11,427
Computer equipment and software	10,918	10,134
Leasehold improvements	15,670	15,478
Buildings	1,730	1,730
Construction in progress	48,928	15,132

	90,321	55,089
Less accumulated depreciation and amortization	(30,034)	(26,939)

	$60,287	$28,150

     On August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the design phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million. As we are responsible for the construction costs, we are deemed to be the owner of the facility for accounting purposes during the construction period. Upon taking possession of the facility and beginning construction, we capitalized approximately $6.7 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $6.7 million, which was reflected in the accompanying balance sheet as facility lease obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and the balance of the lease payment is applied to the facility lease obligation. The Atlanta facility lease will be accounted for in a similar manner as a facility lease obligation upon our taking possession of the facility following completion of the building shell.

     Included in leasehold improvements at September 30, 2009 is $11.1 million of the amount capitalized for outfitting our commercial manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) for manufacturing use.
     At September 30, 2009, the $48.9 million in construction in progress included $27.7 million related to the New Jersey Facility expansion (including $1.5 million in capitalized interest), $10.5 million in software, mainly related to our product scheduling system (including $0.5 million in capitalized interest) and $6.7 capitalized facility lease.
7. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2009	2008
Clinical trial costs	$1,503	$1,700
Deferred rent	1,104	1,089
Accrued property and equipment	9,722	895
Accrued legal costs	512	286
Other accrued liabilities	4,447	2,034

	$17,288	$6,004

8. CONVERTIBLE SENIOR SUBORDINATED NOTES
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.1 million and $3.4 million during the nine months ended September 30, 2009 and 2008, respectively.
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
     We have identified embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.
     As of September 30, 2009, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at September 30, 2009 and December 31, 2008 was approximately $150.4 million and $46.8 million, respectively, based on the last trading prices in September and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments.
9. COMMITMENTS AND CONTINGENCIES
     In May 2009, we placed an order for $39.5 million with Diosynth, under our agreement dated December 22, 2005, as amended, which covers the commercial production of the antigen used in connection with Provenge. We expect to receive shipment of the order commencing in 2010. Our remaining obligation to pay Diosynth as of September 30, 2009 was $20.5 million upon the delivery of antigen. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
     On June 16, 2009, we entered into a Construction Agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The Construction Agreement specifies that Phase II, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, is to be substantially complete by December 18, 2009. The Construction Agreement specifies that Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by April 23, 2010. There are incentives included in the Agreement for the completion of work prior to such dates and penalties for failing to meet such deadlines. The guaranteed maximum price for the completion of all work under the Construction Agreement is $50.5 million.
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
     Effective as of August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the design phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and exchanged initial disclosures on July 22, 2009. Trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and exchanged initial disclosures on October 13, 2009. No trial date has been set.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. On September 14, 2009, defendents filed a motion to dismiss the Verified Second Amended Complaint. Briefing on the motion to dismiss is expected to be completed by late November 2009, and a hearing on the motion has been scheduled for February 19, 2010. No trial date has been set, and discovery has not commenced.
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
10. EQUITY
Equity Line of Credit
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to the Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down.

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
Other Equity Financing
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
     The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. The Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at September 30, 2009 and December 31, 2008 was approximately $137.0 million and $14.2 million, respectively. As a result of this increase, we recorded approximately $122.8 million in non-operating loss for the nine months ended September 30, 2009.
11. COMPREHENSIVE LOSS
     Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(45,551)	$(26,777)	$(187,652)	$(62,807)
Net unrealized gain (loss) on securities	(4)	(423)	10	(391)

Comprehensive loss	$(45,555)	$(27,200)	$(187,642)	$(63,198)

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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our quarterly report for the quarter ended June 30, 2009 under the caption, “Risk Factors” and also in our Annual Report on Form 10-K for the year ended

December 31, 2008 (“2008 Form 10-K”) , including the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     We have incurred significant losses since our inception. As of September 30, 2009, our accumulated deficit was $750.9 million, of which $137.0 million relates to the increase in our warrant liability described below. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate incurring net losses over the next several years as we continue our clinical trials, apply for regulatory approvals, develop our technology, expand our operations including our manufacturing capabilities and develop the infrastructure to support the commercialization of Provenge and other product candidates we may develop. We cannot predict when we may achieve profitability in the future, if ever, or our ability to sustain such profitability if achieved. The majority of our resources continue to be used in support of Provenge. We own worldwide rights for Provenge.
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
     The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with metastatic, castrate-resistant (also previously referred to as “androgen-independent”) prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population.
     On May 8, 2007, we received a Complete Response Letter (the “CRL”) from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA will accept a positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge.
     On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009 at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). On October 30, 2009 we completed the amendment of our BLA with the FDA to incorporate IMPACT study results and data regarding CMC requirements not previously addressed which constituted a complete response to the CRL.
     Since receiving positive clinical data from our IMPACT study for Provenge in April, we have focused on amending our BLA and expanding our manufacturing operations. We expect to significantly increase our investments in commercial infrastructure in preparation for the possible FDA licensure of Provenge. We have begun the expansion of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) to bring that facility to full capacity. We expect the additional build-out of that facility to be substantially completed in April 2010, which will be followed by validation and an inspection by the FDA. We expect the additional capacity to be available first half of 2011. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, and Orange County, California, for an aggregate of approximately 340,000 rentable square feet of space we intend to use for commercial manufacturing, following construction build-out and validation of these new facilities. Each of these facilities leases has an initial ten and a half-year term, with two renewal terms of five years each. In Atlanta, Georgia, the shell of the building is under construction and once complete we will commence the build-out of the facility. In Orange County, California, we anticipate that build-out of the facility can commence immediately after receiving the required permits.. We anticipate it will take approximately one year to substantially complete the build-out of these facilities, which will be followed by validation and inspection by the FDA prior to use for the commercial manufacture of Provenge.
     Other potential product candidates we have under development include Neuvengetm, our investigational active cellular immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/ neu. Active cellular immunotherapies directed at CA9, an antigen highly expressed in renal cell carcinoma and CEA, an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009. In April 2009, the first patient enrolled in our Phase 1 clinical trial for patients with advanced cancer.
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
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other raw materials. The Company takes title to these materials once manufactured and accepted, and stores for use in final manufacturing and eventual sale. These materials consist of antigen used in the manufacture of Provenge, and other raw material costs associated with, Provenge, which has not yet received regulatory approval. The prepaid costs of these materials are capitalized, as in the view of the Company’s management there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials will be expensed as research and development expense in the period the costs are incurred. As of September 30, 2009, there was $19.0 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and delivery is expected to begin in 2010.
Fair Value
     Effective January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 820-10-65, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which we adopted effective January 1, 2009. The impact of these items was not material to our financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:
•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment;” and

•	Asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
     During the quarter ended June 30, 2009, we adopted ASC 820-10-65-4, “Fair Value Measurements and Disclosures – Transition and Open Effective Date Information” (“ASC 820-10-65-4”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The adoption of ASC 820-10-65-4 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 825-10-65, “Financial Instruments – Transition and Open Effective Date Information” (“ASC 825-10-65”) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of ASC 825-10-65 did not have a material impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 320-10-45/65, “Investments — Debt and Equity Securities: Other Presentation Matters/Transition and Open Effective Date Information” (“ASC 320-10-45/65”) that amends the impairment guidance for certain debt securities and requires an investor to assess the likelihood of selling the security prior to recovering its cost basis. If an investor is able to meet the criteria to assert that it will not have to sell the security before recovery, impairment charges related to those credit losses would be recognized in earnings, while impairment charges related to non-credit losses would be reflected in other comprehensive income. The adoption of ASC 320-10-45/65 did not have a material impact on our results of operations, cash flows or financial position.
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
     The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of September 30, 2009 and December 31, 2008, the fair value of the Warrants was determined to be $137.0 million and $14.2 million, respectively; accordingly, we recorded approximately $122.8 million in other loss for the nine months ended September 30, 2009 related to the change in the fair value of the Warrants.
Recent Accounting Pronouncements
     On January 1, 2009, we adopted ASC 808-10, “Collaborative Arrangements” (“ASC 808-10”), which requires a certain presentation of transactions with third parties and of payments between parties to a collaborative arrangement in our statement of operations, along with disclosure about the nature and purpose of the arrangement. The adoption of ASC 808-10 did not have any impact on our results of operations, cash flows or financial position.
     On January 1, 2009, we adopted ASC 815-40-15, “Derivatives and Hedging – Contracts in Entity’s Own Equity (Scope and Scope Exceptions)” (“ASC 815-40-15”), which requires that we apply a two-step approach in evaluating whether an equity-linked financial instrument (or embedded feature) is indexed to our own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of ASC 815-40-15 did not have any impact on our results of operations, cash flows or financial position.
     During the quarter ended June 30, 2009, we adopted ASC 855-10, “Subsequent Events” (“ASC 855-10”) that establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855-10 did not have any impact on our results of operations, cash flows or financial position.
     During the quarter ended September 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued ASC 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) that mandated that the FASB Accounting Standards Codification (the “Codification”) become the single official source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) other than guidance issued by the Securities and Exchange Commission (the “SEC”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. The adoption of ASC 105-10 did not have any substantive impact on our condensed financial statements or related footnotes.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
Revenue
     Revenue decreased to $25,000 for the three months ended September 30, 2009, compared to $26,000 for the three months ended September 30, 2008. Revenue decreased to $80,000 for the nine months ended September 30, 2009, compared to $83,000 for the nine months ended September 30, 2008. Our revenue in 2009 and 2008 includes recognition of deferred revenue related to a license agreement.
Research and Development Expenses
     Research and development expenses increased to $16.5 million for the three months ended September 30, 2009, from $12.7 million for the three months ended September 30, 2008. Research and development expenses increased to $41.6 million for the nine months ended September 30, 2009, from $39.3 million for the nine months ended September 30, 2008. The increases in the three and nine months ended September 30, 2009 compared to 2008 was primarily attributable to increased wages, payroll taxes and employee related expenses as we add personnel to prepare for potential FDA licensure of Provenge.
     Research and development-related activities are clinical programs and discovery research. Our research and development expenses for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Clinical programs:
Direct costs	$1.2	$2.3	$3.7	$7.8
Indirect costs	14.8	9.4	36.5	28.6

Total clinical programs	16.0	11.7	40.2	36.4
Discovery research	0.5	1.0	1.4	2.9

Total research and development expense	$16.5	$12.7	$41.6	$39.3

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, rent, restructuring charges, stock-based compensation, utilities and other facilities-related maintenance. Costs associated with the preparation of the New Jersey facility for commercial manufacture of Provenge are included as clinical costs until such time that the FDA grants Provenge marketing approval. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.
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
General and Administrative Expenses
     General and administrative expenses increased to $9.3 million for the three months ended September 30, 2009, compared to $4.6 million for the three months ended September 30, 2008. General and administrative expenses increased to $22.1 million for the nine months ended September 30, 2009, compared to $15.7 million for the nine months ended September 30, 2008. General and administrative expenses were primarily comprised of salaries and wages, stock-based compensation, consulting fees, marketing fees and administrative costs to support our operations. The increases in the three and nine months ended September 30, 2009 compared to 2008 was primarily attributable to increased wages, payroll taxes and employee related expenses as we add personnel to prepare for potential FDA licensure of Provenge.
Interest Income
     Interest income decreased to $0.2 million for the three months ended September 30, 2009, from $0.8 million for the three months ended September 30, 2008. Interest income decreased to $0.7 million for the nine months ended September 30, 2009, from $2.9 million for the nine months ended September 30, 2008. The decreases in the three and nine months ended September 30, 2009 compared to 2008 were primarily due to lower average interest rates.
Interest Expense
     Interest expense decreased to $0.6 million for the three months ended September 30, 2009, compared to $1.2 million for the three months ended September 30, 2008. Interest expense decreased to $1.9 million for the nine months ended September 30, 2009, compared to $4.0 million for the nine months ended September 30, 2008. The decreases in the three and nine months ended September 30, 2009 compared to 2008 were primarily due to a lower outstanding debt balance associated with the conversion in April of $11.5 million in principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) to equity, and the May 2009 exchange of $21.2 million in principal amount of the Notes for equity, decreased interest expense related to debt and capital lease obligations and capitalized interest expense related to the construction of the New Jersey Facility and our product scheduling system in 2009.
Warrant Liability
     Non-operating loss associated with the increase in warrant liability for the three and nine months ended September 30, 2009 was $19.4 million and $122.8 million, respectively as compared to non-operating income of $9.1 million and $6.8 million for the three and nine months ended September 30, 2008. This represents the increase in the fair value of $122.8 million for the Warrants from December 31, 2008. The fair value was calculated using the BSM option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods.

Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of September 30, 2009, we had approximately $259.6 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements and interest income earned.
     Net cash used in operating activities for the nine months ended September 30, 2009 and 2008 was $54.1 million and $51.4 million, respectively. Expenditures in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations.
     Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. At September 30, 2009, our aggregate investment in equipment and leasehold improvements was $73.2 million.
     While we believe that our current cash on hand as of September 30, 2009, is sufficient to meet our anticipated expenditures during the next 12 months as we initiate our commercialization efforts in anticipation of the possible licensure of Provenge, we may need to raise additional funds for, among other things:
•	expanding our manufacturing capabilities, including the build-out of our facilities in Atlanta, Georgia and Orange County, California,

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	increased personnel needs, and

•	continuing and expanding our internal research and development programs.
     If we were unable to raise additional funds through sales of common stock or debt securities, borrowings, or collaborative alliances with respect to Provenge, or otherwise, should we need them, we may be required to delay or scale back our commercialization efforts for Provenge, and/or delay pursuing other clinical research programs.
Credit Financings
     In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the New Jersey Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, are to be repaid in 36 consecutive monthly installments of principal and interest. The GE Notes are secured by a Master Security Agreement (the “Security Agreement”), and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which will be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The balance of such security deposit as of September 30, 2009 was $3.0 million. The security deposit is recorded on our balance sheet in short-term restricted cash. There is a material adverse change clause in the Security Agreement which may accelerate the maturity of the GE Notes upon the occurrence of certain events. We do not believe a material adverse change in our financial condition has occurred. The balance due on the GE Notes as of September 30, 2009 was approximately $0.2 million.

Office Leases
     On March 9, 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. On August 22, 2007, we entered into the third amendment to our lease agreement with ARE — 3005 First Avenue, LLC. The amendment extends the lease on our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet to December 31, 2011, with the option to extend the term for an additional five years. The annual base rent for the extended lease term is approximately $2.7 million, which is to be increased annually between three to six percent, approximating the Seattle area consumer price index.
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
     On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. We have pursued a plan to outfit the New Jersey Facility in phases to meet the anticipated clinical and commercial manufacturing needs for Provenge and our other immunotherapy product candidates in development. Phase I of the build-out of the New Jersey Facility was completed in July 2006. In June 2009 we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. The lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. During 2008, the letter of credit was reduced to $1.9 million and the collateral amount required by Wells Fargo was reduced commensurately, resulting in a release of restricted cash of $1.2 million. The $1.9 million letter of credit was recorded as long-term restricted cash on our balance sheet as of September 30, 2009.
     On June 16, 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The Construction Agreement specifies that Phase II, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, is to be substantially complete by December 18, 2009. The Construction Agreement specifies that Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by April 23, 2010. There are incentives included in the agreement for the completion of work prior to such dates and penalties for failing to meet such deadlines. The guaranteed maximum price for the completion of all work under the agreement is $50.5 million.
     As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we recorded $1.9 million in short-term restricted cash as a security deposit to ensure completion of certain improvements at the property.
     Effective as of July 31, 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction which commenced during the third quarter, and build-out. The initial lease term, anticipated to commence in the first half of 2010 following substantial completion of the facility, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
     Effective as of August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the design phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.
     The Georgia and California leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits which was recorded as long term restricted cash on our consolidated balance sheet.
     During the third quarter 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build out of the Atlanta, Georgia, and Orange County, California facilities as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of $5.9 million.
Production and Supply Expenses
     In May 2009, we placed an order for $39.5 million with Diosynth under our agreement dated December 22, 2005, as amended, which covers the commercial production of the antigen used in connection with Provenge. We expect to receive shipment of the order commencing in 2010. As of September 30, 2009, our remaining obligation is to pay Diosynth $20.5 million upon the delivery of antigen. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
Financings from the Sale of Securities and Issuance of Convertible Notes
Equity Offering Proceeds
     We have received net proceeds of approximately $286.5 million from the sale of equity securities under registered offerings since January 1, 2008.
     In April 2008, we received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. The Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at September 30, 2009 and December 31, 2008 was approximately $137.0 million and $14.2 million, respectively (see Note 4 to our Financial Statements). As a result of this increase, we recorded $19.4 million and $122.8 million in non-operating loss for the three and nine months ended September 30, 2009, respectively.
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
Convertible Notes
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.1 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     As of September 30, 2009, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at September 30, 2009 and December 31, 2008 was approximately $150.4 million and $46.8 million, respectively, based on the last trading prices in September and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).

Contractual Commitments
     The following are contractual commitments at September 30, 2009 associated with supply agreements, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Diosynth	$20,535	$7,771	$12,764	$—	$—
Convertible senior subordinated notes (including interest)	65,012	2,495	4,991	57,526	—
Facility lease obligation (including interest)	20,588	865	2,663	2,797	14,263
Debt obligations (including interest)	103	103	—	—	—
Operating leases	34,553	5,082	9,419	3,531	16,521
Unconditional purchase obligations	590	590	—	—	—

	$141,381	$16,906	$29,837	$63,854	$30,784

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
     As of September 30, 2009 and 2008, we had short-term investments of $71.1 million and $35.7 million, respectively and long-term investments of $16.1 million and $9.1 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at September 30, 2009, assuming a 100 basis point increase in market interest rates, would decrease by $184,000, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and exchanged initial disclosures on July 22, 2009. Trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and exchanged initial disclosures on October 13, 2009. No trial date has been set.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. On September 14, 2009, defendents filed a motion to dismiss the Verified Second Amended Complaint. Briefing on the motion to dismiss is expected to be completed by late November 2009, and a hearing on the motion has been scheduled for February 19, 2010. No trial date has been set, and discovery has not commenced.
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
Date: November 9, 2009

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