Form 10-K
period 2009-12-31
DENDREON CORP
filed 2010-02-22
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 000-30681

DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3005 FIRST AVENUE, SEATTLE, WASHINGTON (Address of principal executive offices)	98121 (Zip Code)

(206) 256-4545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.001 Par Value Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2009, as reported by the NASDAQ Stock Market, was $2,784,779,250.

As of February 18, 2010, the registrant had outstanding 134,140,801 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2010 with the Securities and Exchange Commission in connection with the registrant’s 2010 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is PROVENGE® (sipuleucel-T), an active cellular immunotherapy that has completed three Phase 3 trials for the treatment of metastatic, castrate-resistant (also known as “androgen-independent” or “hormone-refractory”) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States.

Product Candidates Overview

The following table summarizes the target indications and status of our product candidates.

Product Candidate	Target Indication(s)	Status

Active Cellular Immunotherapy:
Provenge (sipuleucel-T)	Castrate-resistant prostate cancer:
	Phase 3 D9901	final data
	Phase 3 D9902A	final data
	Phase 3 D9902B (IMPACT)	final data, BLA amended October 2009
	Phase 2 P07-2 (ProACT)	ongoing
	Phase 2 P09-1(OpenACT)	ongoing
Androgen-dependent prostate cancer:
	Phase 3 P-11(PROTECT)	ongoing; primary analysis 2007
	Phase 2 P-16	final data
	Phase 2 D9905	final data
	Phase 2 P07-1 (NeoACT)	ongoing
lapuleucel-T	Breast cancer:
	Phase 1 2000-1	final data
Breast, ovarian and colon cancer:
	Phase 1 2000-2	final data
Small Molecule Agonist to Trp Ion Channel (TRPM8)	Multiple cancers:
	Phase 1 T08-1	ongoing

Immunotherapy Targets

CA-9 (MN)	Kidney, colon and cervical cancer	Preclinical
CEA	Breast, lung and colon cancer	Preclinical

Cancer Immunotherapies

Cancer is characterized by abnormal cells that grow and proliferate, forming masses called tumors. Under the right circumstances, these proliferating cells can metastasize, or spread, throughout the body and produce deposits of tumor cells called metastases. As the tumors grow, they may cause tissue and organ failure and, ultimately, death.

To be effective, cancer therapies must eliminate or control the growth of the cancer. Current therapies, such as surgery, radiation, hormone treatments and chemotherapy, may not have the desired therapeutic effect and may result in significant detrimental side effects. Active immunotherapies stimulate the immune system, the body’s natural mechanism for fighting disease, and may overcome some of the limitations of current standard-of-care cancer therapies.

The Immune System

The immune system is composed of a variety of specialized cells. These cells recognize specific chemical structures called antigens. Foreign antigens trigger an immune response that typically results in the removal of disease-causing agents from the body.

The immune system recognizes and generates a strong response to hundreds of thousands of different foreign antigens. Tumors, however, frequently display antigens that are also found on normal cells. The immune system may not be able to distinguish between tumors and normal cells and, thus, may be unable to mount a strong anti-cancer response. Tumors may also prevent the immune system from fully activating. We believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they can be recognized by the immune system and then to manipulate immune system cells to stimulate a response to these engineered antigens.

An immune response is started by a specialized class of immune system cells called antigen-presenting cells. Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are then displayed on the surface of the antigen-presenting cell. Once on display, these antigens can be recognized by specific classes of immune cells called lymphocytes. One category of lymphocytes, T lymphocytes (“T cells”), combat disease by killing antigen-bearing cells directly. In this way, T cells may eliminate cancers and virally infected tissue. T-cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. Our active immunotherapies are designed to stimulate a T-cell response to cancer cells.

A second category of lymphocytes, B lymphocytes (“B cells”), produce specific antibodies when activated. Each antibody binds to and attacks one particular type of antigen expressed on a cell, interfering with that cell’s activity or causing cell death.

Our Active Immunotherapy Approach

We combine our experience in processing antigen-presenting cells and identifying and engineering antigens to produce active immunotherapy products, which are designed to stimulate a tumor-directed immune response. We believe that our proprietary technology is applicable to many antigens of interest and, therefore, may be developed to target a variety of solid tumor and blood-borne malignancies.

Our approach to active immunotherapy is to:

•	identify or in-license antigens that are expressed on cancer cells and are suitable targets for cancer therapy;

•	create proprietary, genetically engineered antigens that will be optimally processed by antigen-presenting cells; and

•	isolate antigen-presenting cells using proprietary methods and combine these antigen-presenting cells with the engineered antigens ex vivo.

Antigen Identification.  Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. Our lead product candidate, Provenge® (sipuleucel-T), is designed to target the prostate cancer antigen prostatic acid phosphatase (“PAP”), an antigen that is expressed in more than 90 percent of all prostate cancers. The antigen target for Neuvengetm (lapuleucel-T), our active immunotherapy candidate in development for the treatment of bladder, breast, ovarian and other solid tumors, is a HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated carcinoembryonic antigen and carbonic anhydrase 9. We discovered the tumor antigen TRPM8 and we are presently utilizing this protein as a target for small molecule drug development.

Antigen Engineering.  We engineer antigens to produce proprietary active immunotherapies. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our proprietary Antigen Delivery Cassettetm technology.

Our Antigen Delivery Cassette technology enhances antigen binding and entry into antigen-presenting cells. The Antigen Delivery Cassette targets each engineered antigen to a receptor on antigen-presenting cells and provides a common key to unlock the potential of these cells to process antigen. The antigen-presenting cells process antigen along pathways that stimulate cell-mediated immunity. We believe this process results in a tumor-directed immune response. Our Antigen Delivery Cassette technology also provides us with a foundation on which to build new proprietary antigens.

Active Immunotherapy Production and Delivery.  Our manufacturing process incorporates two elements: the fusion protein created using the Antigen Delivery Cassette technology and antigen-presenting cells. To obtain antigen-presenting cells, we first arrange to have white blood cells removed from a patient through a standard blood collection process called leukapheresis. Antigen-presenting cells are then collected using our proprietary cell separation technology. These antigen-presenting cells are then incubated with the required concentration of the engineered protein under controlled conditions. After approximately 40 hours, the antigen-presenting cells are ready to be used. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from white blood cell collection to the administration of the active immunotherapy product candidate.

Provenge® (sipuleucel-T)

Our most advanced product candidate is Provenge (sipuleucel-T), an active cellular immunotherapy that has been studied in three Phase 3 trials for the treatment of metastatic, castrate-resistant (also known as “androgen-independent” or “hormone-refractory”) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with more than one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On August 24, 2006, we submitted the clinical and non-clinical sections of our Biologics License Application (our “BLA”) and on November 9, 2006, we submitted the chemistry, manufacturing and controls (“CMC”) section, completing our submission of our BLA to the U.S. Food and Drug Administration (the “FDA”) for Provenge. The FDA’s Cellular, Tissue and Gene Therapies Advisory Committee (the “Advisory Committee”) review of our BLA for the use of Provenge in the treatment of patients with metastatic, castrate-resistant (also previously referred to as “androgen-independent”) prostate cancer was held on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population.

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

On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009, at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastic, castrate-resistant prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (HR=0.775). On October 30, 2009 we completed the amendment of our BLA with the FDA to incorporate

IMPACT study results and data regarding CMC requirements not previously addressed. The FDA has confirmed that our amendment constituted a complete response to the CRL and the goal date for FDA action on our BLA under the Prescription Drug Users Fee Act is May 1, 2010.

The following table summarizes the survival results of the three Provenge Phase 3 studies in men with asymptomatic, metastatic, castrate-resistant prostate cancer:

	Clinical Study
	D9901	D9902A	D9902B
	N = 127	N = 98	N = 512

Median Survival in months:
Provenge	25.9	19.0	25.8
Placebo	21.4	15.7	21.7

Median Survival Benefit:% (months)	21% (4.5)	21% (3.3)	19% (4.1)

Hazard Ratio	0.586	0.786	0.775
p-value	P=.010	P=.331	P=.032

36-Month Survival:% (patients)
Provenge	34%	32%	32%
Placebo	11%	21%	23%

In controlled clinical trials, the most common adverse events (≥5% and at least twice the control arm incidence) associated with Provenge included chills, fever, headache, muscle aches, influenza-like illness, and sweating. The majority of adverse events were mild or moderate in severity (Grade 1 or 2). In general, they occurred within 1 day of infusion and were short in duration (resolved in ≤2 days). Severe (Grade 3) acute infusion reactions occurred in 3.5% of patients; no Grade 4 or 5 acute infusion reactions occurred in patients receiving Provenge. In Study D9902B, the percentage of patients who discontinued treatment with Provenge due to an adverse reaction was 1.5%.

Market for PROVENGE

The American Cancer Society estimated that in 2009 approximately 192,280 new cases of prostate cancer would be diagnosed in the United States, and approximately 27,360 men were expected to die of prostate cancer. Our Provenge clinical studies submitted in support of our BLA have primarily targeted metastatic, castrate-resistant, prostate cancer. Castrate-resistant prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones; it is also referred to as androgen-independent prostate cancer or hormone refractory prostate cancer.

Early-stage, localized prostate cancer may be cured with surgery or radiation therapy. The disease will recur in approximately 20% to 30% of men, at which point hormone ablation therapy is the most commonly used treatment approach. While most prostate cancer initially responds to hormone ablation therapy, the vast majority of these patients will experience disease progression after 18 to 24 months, becoming refractory to hormone treatment, or castrate resistant. For these patients, subsequent treatment involves a limited number of options, including chemotherapy and radiation therapy, which may not have the desired therapeutic effect and may result in significant adverse side effects.

To be effective, cancer therapies must eliminate or control the growth of the cancer. Taxotere® (docetaxel) is a chemotherapy drug, and it is the only FDA-approved drug that has been proven to prolong survival in men with metastatic, hormone-refractory (or castrate-resistant) prostate cancer. However, chemotherapy drugs are generally administered over the course of a number of months and may have significant side effects: fatigue, vomiting, gastrointestinal effects, and nerve damage.

We believe that Provenge addresses a significant unmet medical need for patients with metastatic, castrate-resistant prostate cancer by prolonging survival with an acceptable safety profile. Provenge is administered as 3 infusions, generally 2 weeks apart, allowing for a complete course of therapy in approximately 1 month. Each infusion takes approximately 60 minutes to administer and is preceded by a standard leukapheresis procedure. The survival benefit in combination with the safety profile distinguishes Provenge from other treatments for metastatic disease.

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

In 2002, an analysis of the primary endpoint in trial D9901 demonstrated a 31 percent reduction in the risk of disease progression for patients who received Provenge compared to patients who received placebo. At 6 months following randomization, 31.9 percent of patients receiving Provenge were progression free compared to 13.3 percent of patients in the placebo arm. This analysis closely approached but did not achieve statistical significance. We completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the Provenge arm compared to those who had been randomized to receive placebo. According to the final three year intent-to-treat analysis, patients who received Provenge had a median survival of 25.9 months compared to 21.4 months for patients in the placebo arm, a 4.5 month or 21 percent improvement (p-value = 0.01, hazard ratio = .586). This hazard ratio implies that patients who received Provenge have a 41 percent reduction in risk of death than that of patients who were randomized to receive placebo. In addition, 34 percent of patients who received Provenge were alive at 36 months compared to 11 percent of patients who received placebo. These results were published in the July 2006 issue of the Journal of Clinical Oncology. A Cox multivariate regression analysis was used to test the validity of the survival benefit seen in this study. The results showed that treatment with Provenge remained a strong independent predictor of survival after adjusting for prognostic factors; patients who received Provenge had a 53 percent reduction in the risk of death (p-value = 0.002, adjusted hazard ratio = .463). Recent additional analyses have demonstrated an improvement in prostate cancer specific survival for Provenge treated patients (p-value = 0.002; hazard ratio = .491). In addition, there is no evidence to suggest an imbalance in the use or delay in the timing of chemotherapy in the placebo arm relative to the Provenge arm. We have also demonstrated a correlation between overall survival and cumulative final product CD54 upregulation, a measure of antigen presenting cell activation which serves as the potency assay for Provenge.

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

In October 2005, we disclosed final results from D9902A. Trial D9902A also did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, placebo-controlled study of treatment with Provenge in 98 men with asymptomatic, metastatic, androgen-independent prostate cancer showed those patients who received Provenge had a median survival of 19.0 months compared to 15.7 months for patients in the placebo arm, a 3.3 month or 21 percent reduction in the risk of death (p-value = 0.331, hazard ratio = .786). A Cox multivariate regression analysis of overall survival, which adjusts for the same prognostic factors known to influence survival utilized in D9901, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = .522). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial. In addition, at the three-year final follow up, 32 percent of patients who received Provenge were alive compared to only 21 percent of the patients who received placebo, a 52 percent improvement in the survival rate.

Clinical Trial — D9902B.  In August 2002, we divided our D9902 trial into D9902A discussed above and D9902B, our ongoing supportive Phase 3 study, now known as the IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study. The IMPACT study was initiated in June 2003 under an SPA for the treatment of men with metastatic, castrate-resistant prostate cancer whose tumors had been classified as Gleason score 7 or less. The SPA provides a written agreement with the FDA concerning the trial design and outlines definitive clinical objectives and data analyses. Based upon results of the previous Phase 3 studies, D9901 and D9902A, we met with the FDA and amended the D9902B SPA to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint. The primary endpoint of the study is overall survival (an event-driven analysis), and time to objective disease progression is a secondary endpoint. On May 29, 2007, the FDA confirmed that it would accept a positive final analysis of survival from the IMPACT study to support licensure for Provenge. In October 2007, we completed enrollment of over 500 patients in the IMPACT study. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On April 28, 2009, at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer and was a multi-center, randomized, double-blind, placebo-controlled study. Final results from the IMPACT study showed that Provenge extended median survival by 4.1 months compared to placebo (25.8 months versus 21.7 months), and Provenge improved 3-year survival by 38% compared to placebo (31.7% versus 23.0%). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and Provenge reduced the risk of death by 22.5% compared to placebo (hazard ratio=0.775). On October 30, 2009 we completed the amendment of our BLA with the FDA to incorporate IMPACT study results and data regarding CMC requirements not previously addressed which constituted a complete response to the CRL. The FDA has confirmed that our amendment constituted a complete response to the CRL and the goal date for FDA action on our BLA under the Prescription Drug Users Fee Act is May 1, 2010.

Clinical Trial — P09-1.  In 2009, we initiated a Phase 2 open-label study of sipuleucel-T called OpenACT. The trial allows us to provide sipuleucel-T to men with metastatic castrate resistant prostate cancer while marketing approval is being pursued, obtain safety data, evaluate the magnitude of immune responses to treatment with sipuleucel-T, and to further characterize the cellular components of sipuleucel-T.

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

Product Candidates in Research and Development

Active Immunotherapies and Immunotherapy Targets

lapuleucel-T.  Lapuleucel-T is our investigational active immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Results from a Phase 1 study showed that treatment with lapuleucel-T stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. The study concluded that lapuleucel-T was feasible, well-tolerated and showed primary evidence of anti-cancer activity. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. We plan to continue development of an active cellular immunotherapy directed against HER2/neu, including the anticipated initiation of a trial for the treatment of bladder cancer.

We are currently using our Antigen Delivery Cassette technology to develop active immunotherapy product candidates targeted to antigens other than PAP and HER2/neu.

Carbonic AnhydraseIX (“CA-9”).  We in-licensed the CA-9 antigen from Bayer Corporation, Business Group Diagnostics. Over 75% of primary and metastatic renal cell carcinomas highly express the transmembrane protein CA-9, whereas expression of CA-9 in normal kidney is low or undetectable. CA-9 is also expressed in other cancers such as non-small cell long and breast tumors but not in the corresponding normal tissue. As such, CA-9 represents an attractive antigen target for study as a potential immunotherapy. In May 2006, preclinical data were presented at the American Association of Immunology Conference demonstrating that a genetically engineered active immunotherapy product candidate targeted at CA-9 significantly prolonged survival in animal tumor models. We are investigating the use of active immunotherapy product candidates targeted at CA-9.

Carcinoembryonic Antigen (“CEA”).  We in-licensed CEA from Bayer Corporation, Business Group Diagnostics. CEA was found to be present on 70 percent of lung cancers, virtually all cases of colon cancers and approximately 65 percent of breast cancers. are investigating the use of active immunotherapy product candidates targeted at CEA in breast, lung and colon cancer.

Small Molecules

TRPM8.  Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and many chemotherapeutics, are small molecules. The protein encoded by the gene first designated trp-p8, is an ion channel. It was identified through our internal antigen discovery program. As progress has been made in the discovery of other ion channel members of the trp (Transient Receptor Potential) family, trp-p8 (sub-family M) has come to be more commonly referred to as TRPM8. A patent on the gene encoding this ion channel was issued to us in 2001. In normal human tissues, it is expressed predominantly in the prostate and is over-expressed in hyperplastic prostate. A study found it to be present in 100 percent of prostate cancers and approximately 71 percent of breast cancers, 93 percent of colon cancers and 80 percent of lung cancers. Ion channels like TRPM8 may be an attractive target for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the TRPM8 ion channel and induced cell death (apoptosis). The small molecule agonists are orally bioavailable and in December 2008 an Investigational New Drug application (“IND”) was filed with the FDA for clinical evaluation of the product candidate D3263 in subjects with advanced cancer. In 2009, we commenced our Phase 1 clinical trial to evaluate TRPM8 and the trial is ongoing.

Manufacturing and Commercial Infrastructure

Manufacture of Provenge for our clinical trials is currently conducted at a clinical manufacturing facility we operate in Seattle, Washington, and at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”).

Antigen Delivery Cassettes are manufactured for our preclinical studies and clinical trials as recombinant proteins using production methods in compliance with current Good Manufacturing Practices (“cGMP”). Preclinical and clinical studies require relatively small amounts of our Antigen Delivery Cassette. To produce commercial quantities of the Antigen Delivery Cassette for Provenge, we have developed manufacturing processes to permit the production of much larger quantities of that protein. To scale-up to commercial levels of production of the Antigen Delivery Cassette used in Provenge, we contracted with Diosynth RTP, Inc. (“Diosynth”) in March 2001 to supply us with antigen. Pursuant to the agreement, Diosynth completed conformance runs for the manufacturing process for the antigen in July 2006. On December 22, 2005, we entered into a long-term supply agreement with Diosynth covering the production of the antigen to be used in connection with Provenge. Our first order to Diosynth for commercial scale quantities of the antigen commenced production in January 2007 and we received final delivery of this order of commercial scale antigen in July 2008. We placed another order for $39.5 million of antigen with Diosynth in May 2009. We expect to have a sufficient quality of antigen available for our commercial launch of Provenge.

To support our commercialization efforts, including the potential commercialization of Provenge, we have made significant investments in manufacturing facilities and related operations. We have pursued a plan to outfit our, New Jersey Facility in phases to meet the anticipated manufacturing needs for Provenge. The initial build-out of our 158,242 square foot New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. The lease term of the New Jersey Facility is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, upon the same terms and conditions except for rent, which adjusts to market rate. In June 2009 we entered into a construction agreement for the build-out of the remaining capacity of the New Jersey Facility, which we anticipate will be completed in May 2010. We expect the additional capacity to be available first half of 2011.

In July 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction, which commenced during the third quarter 2009. The initial lease term, anticipated to commence in the first half of 2010 following substantial completion of the facility, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. We have commenced the build-out of this facility.

In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the midst of the construction build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices.

We anticipate it will take approximately one year to substantially complete the build-out of our Orange County and Atlanta facilities, which will be followed by validation and inspection by the FDA prior to use for the commercial manufacture of Provenge. Turner Construction Company is acting as the general contractor at both facilities pursuant to guaranteed maximum price agreements.

The manufacture of our active cellular immunotherapy candidates, such as Provenge, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, processed and returned to a health care provider for infusion into the patient. We rely upon blood banks, hospitals and other health care providers to perform leukapheresis procedures for our clinical trials. We anticipate our most significant provider for leukapheresis procedures for the manufacture of Provenge, if approved for commercial sale, will be the American Red Cross. We also have agreements with Puget Sound Blood Center and New York Blood Center to act as providers of commercial leukapheresis services. We are actively pursuing commercial arrangements with other vendors in order to have an established network of commercial leukapheresis suppliers in place prior to commercial launch of Provenge.

We anticipate that for commercial manufacture the patient cells derived from the leukapheresis process are transported to our New Jersey Facility at present, and will be transported to our Orange County, California and Atlanta, Georgia facilities following completion of the build-out and validation, where final manufacturing of Provenge occurs before it is then transported to a health care provider for infusion into the patient. For our clinical trials, we have used couriers that utilize commercial carriers to fulfill these transportation needs and it is anticipated that such couriers will be sufficient to fulfill our commercial transportation needs.

Our transportation network, manufacturing facilities, leukapheresis providers, and physician infusion centers will be linked with an information technology scheduling solution, referred to as Intellivengetm that allows for timely, efficient and cost effective production and timely delivery of Provenge on a commercial basis, assuming Provenge is approved for sale. We have completed development and validation of the Intellivenge system to support the commercial launch of Provenge.

Supplies and Raw Materials

We currently depend on single source vendors for some of the components for our active immunotherapy candidates. We have entered into a long-term contract with Diosynth for production of the antigen used in the manufacture of Provenge, which relationship is not readily replaceable. On December 22, 2005, we entered into a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

We have entered into a technology transfer agreement with a second source supplier for the antigen and anticipate being able to enter into a second source supply agreement during the first half of 2010. Should the FDA approve Provenge as a marketable product, any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of the antigen, it is uncertain whether alternative sources could be developed.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We plan to use third party contractors to produce commercial quantities of these devices and media for Provenge, assuming Provenge is approved for sale.

Research and Development

We devote significant resources to research and development programs directed at discovering new products such as Provenge. On December 31, 2009, we employed 211 individuals in research and development functions. Our costs associated with research and development expenses were $61.6 million in 2009, $50.1 million in 2008, and $76.5 million in 2007.

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

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated, declared unenforceable, circumvented or may not cover all applications we desire. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies, or who could design around our patents. In addition, future legislation may impact our competitive position in the event brand-name and follow-on biologics do not receive adequate patent protection. From time to time, we have received invitations to license third party patents.

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

Our ability to commercialize Provenge and our other potential products and compete effectively will depend, in large part, on:

•	our ability to meet all necessary regulatory requirements for Provenge to receive FDA approval and to advance our other product candidates through clinical trials and through the FDA approval process;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of Provenge or our other products compared to those of competing products or therapies;

•	our ability to manufacture Provenge and other products we may develop on a commercial scale;

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen represented by our antigen-presenting cell technology;

•	our ability to accurately forecast and meet demand for Provenge and our product candidates if regulatory approvals are achieved;

•	reimbursement policies for Provenge and our other product candidates,

•	the price of Provenge and that of other products we may develop and commercialize relative to competing products;

•	our ability to recruit, train, retain, manage and motivate our employees;

•	our ability to develop a commercial scale infrastructure either on our own or with a collaborator, which would include expansion of existing facilities, including our manufacturing facilities, development of a distribution network and other operational and financial systems necessary to support our increased scale; and

•	our ability to rapidly expand the existing information technology infrastructure and configure existing operational, manufacturing and financial systems (on our own or with third party collaborators) necessary to support our increased scale, which would include existing or additional facilities and or partners.

Competition among products approved for sale will be based upon, among other things, efficacy, reliability, product safety, price-value analysis, and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

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

The first stage of the FDA approval process for a new biologic or drug involves the completion of preclinical studies and the submission of the results of these studies to the FDA. This, together with proposed clinical protocol(s), manufacturing information, analytical data and other information, is submitted in an investigational new drug application (“IND”), and must become effective before human clinical trials may commence. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. The FDA regulates preclinical studies under a series of regulations called the “Good Laboratory Practices” regulations. Violation of these regulations, in some cases, may cause the FDA to invalidate the studies and require the company to replicate those studies.

After the IND becomes effective, a company may commence human clinical trials. A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. A company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards at the institutions participating in the trials, prior to commencement of each clinical trial. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

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

We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States, in the event we pursue these activities. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

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

Ongoing Regulatory Requirements

Before approving a marketing application, the FDA will inspect the facilities at which the product is manufactured (including both those of the sponsor and any third-party component manufacturers) and will not approve the product unless the manufacturing facilities are in compliance with FDA’s current good manufacturing practices (“cGMP”), which are regulations that govern the manufacture, storage and distribution of a product. Manufacturers of biologics also must comply with FDA’s general biological product standards. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with cGMP regulations. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or market removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

Federal Anti-Kickback, False Claims Laws & The Prescription Drug Marketing Act

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

State Laws

Marketing Restrictions.  A number of states are considering programs to control pharmaceutical marketing activities that go beyond commitments made related to adhering to the recently revised and strengthened PhRMA Code for Interactions with Healthcare Professionals. If implemented, such efforts have the potential to limit our field employee and other communications and activities with healthcare professionals prescribing our medications.

Healthcare Reform.  Certain states, such as Massachusetts, have begun to pursue their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs.

Data Privacy.  In addition, many U.S. states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, which we must comply with. We are also subject to state privacy and data protection laws and regulations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of U.S. states requiring security breach notification.

Price Controls

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services. Coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Modernization Act provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.

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

EMPLOYEES

As of February 15, 2010, we had 484 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Dendreon Targeting Cancer, Transforming Livestm, Provenge®, Neuvengetm, the Antigen Delivery Cassettetm and Intellivengetm are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The address for our web site is http://www.dendreon.com and the address for the investor relations page of our web site is http://investor.dendreon.com.. The information contained on our web site is not a part of this report.

ITEM 1A.	RISK FACTORS

Risks Relating to our Product Development and Commercialization Pursuits

Our near-term prospects are highly dependent on Provenge, our lead product candidate. If we fail to obtain FDA approval for Provenge or fail to successfully commercialize Provenge, our business would be harmed and our stock price would likely decline.

Our most advanced product candidate is Provenge, an active cellular immunotherapy for advanced prostate cancer. FDA approval of Provenge depends on, among other things, the FDA finding our manufacturing protocol and controls, composition of the product and the the data from our completed Phase 3 clinical trials sufficient to support approval. We cannot offer any assurances or predict with any certainty that the FDA will approve our amended BLA for licensure of Provenge. It is possible that the final results of our IMPACT study may not meet the FDA requirements for licensure, or the FDA may determine that our manufacturing staff, methods, facilities or raw materials are insufficient to warrant licensure. Furthermore, even if we receive FDA approval, we might not be successful in commercializing Provenge. Should any of these events occur, our business would be materially harmed and the price of our common stock would likely decline.

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

Our product candidates in clinical trials must meet rigorous testing standards. We must demonstrate the safety and efficacy of our potential products through extensive preclinical and clinical testing. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

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

Each phase of testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. We cannot state with certainty when or whether any of our products now under development will be approved or launched; whether we will be able to develop product candidate or products; or whether any products, once launched, will be commercially successful.

Data from our completed clinical trials of Provenge that we have submitted in support of our BLA may not be sufficient to support licensure by FDA or approval by other regulatory agencies outside the US. In addition, the ongoing clinical trials may not be completed as or when planned, and the FDA or other authorities may not approve any of our product candidates for commercial sale. If we fail to demonstrate the safety or efficacy of a product candidate to the satisfaction of the regulatory authorities, this will delay or prevent regulatory approval of that product candidate. Therefore, any delay in obtaining, or inability to obtain, regulatory approval of any of our product candidates could materially harm our business and cause our stock price to decline.

The FDA or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

We discuss with and obtain guidance from regulatory authorities on certain aspects of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA. Provenge was reviewed by the FDA’s Cellular, Tissue and Gene Therapies Advisory Committee on March 29, 2007. The Advisory Committee was unanimous (17 yes, 0 no) in its opinion that the submitted data established that Provenge is reasonably safe for the intended population and the majority (13 yes, 4 no) believed that the submitted data provided substantial evidence of the efficacy of Provenge in the intended population. Nevertheless, on May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA seeking additional clinical data.

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

We will need to expand and effectively manage our operations and facilities and develop the necessary infrastructure to commercialize Provenge and pursue development of our other product candidates. We will need to further invest in our manufacturing facilities and information technology systems, develop a distribution network and hire additional personnel related to these functions. In 2006, we completed the initial phased build-out of our, New Jersey Facility that provides manufacturing capabilities and related supporting facilities, as well as clean rooms. During 2007, we began production of Provenge at this facility for clinical use. We are currently adding manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, including executive-level personnel, to support commercialization, which may strain our existing managerial, operational, financial and other resources. We are also investing in and proceeding with the further build out of our, New Jersey Facility and have entered into long-term leases for additional manufacturing facilities to be located in Atlanta, Georgia and Orange County, California. We have entered into construction agreements and have commenced the build-out at each site. Each new facility will require review and licensure by FDA, potentially including additional inspections. If delays are incurred in the construction, qualification and FDA licensure of these facilities, our ability to commercialize Provenge could be adversely affected.

We have no experience in commercial-scale manufacturing, the management of large-scale information technology systems, or the management of a large-scale distribution network. We also have no experience in sales, marketing or distribution of products in commercial quantities. In building a sales force in anticipation of the approval and commercial launch of Provenge, we may be unable to successfully recruit an adequate number of qualified sales representatives and may encounter difficulties in retaining third parties to provide sales, marketing or distribution resources.

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

Our development costs will increase if we are required to complete additional or larger clinical trials for our product candidates. If the delays or costs are significant, our financial results and our ability to commercialize our product candidates will be adversely affected.

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

At December 31, 2009, we had an accumulated deficit of $783.5 million, of which $118.4 million relates to the increase in the current fair value of our warrant liability from when the warrants were originally issued. We do not have any products that generate revenue from commercial product sales. Operating losses have resulted principally from costs incurred in pursuing our research and development programs, clinical trials, manufacturing, and general and administrative expenses in support of operations. We do not expect to achieve commercial product sales until and unless the FDA approves Provenge for commercial sale. We expect to incur additional operating losses over the next two years, and these losses may increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, expand our operations and develop the manufacturing and marketing infrastructure to support commercialization of Provenge and our other potential product candidates. These losses have caused and losses will continue to cause our stockholders’ equity and working capital to decrease. We may not be successful in commercializing any of our product candidates. Even if we are able to successfully commercialize Provenge or other products, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge;

•	the rate of progress and cost of our research and development and clinical trial activities; and

•	the introduction into the marketplace of competing products and other adverse market developments.

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

We are engaged in a period of rapid and substantial growth and the anticipated continued growth in the future will place a strain on our clinical, administrative and operational infrastructure. We will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to hire additional management and other personnel and to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management information and control systems. Any failure by us to appropriately monitor and manage our business growth could cause one or more of our initiatives to fail to meet its goals, thus harming our business and near term prospects.

Our indebtedness could adversely affect our financial condition.

In June and July 2007, we sold an aggregate of $85.3 million in convertible senior subordinated notes (the “Notes”), which bear interest annually at the rate of 4.75 percent. As of December 31, 2009, an aggregate of $52.5 million in aggregate principal amount of the Notes remained outstanding. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

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

The Notes may be exchanged for shares of our common stock upon certain conditions. In addition, we also have outstanding warrants to purchase an aggregate of 8,000,000 shares of common stock at an exercise price of $20.00 per share, which are exercisable at any time prior to April 8, 2015 and include a net exercise feature.

Future sales of our common stock will depend primarily on the market price of our common stock, the terms we may receive upon the sale of debt or convertible securities, the interest in our company by institutional investors and our cash needs. In addition, we may register additional equity, debt or other convertible securities with the SEC for sale in the future. Each of our issuances of common stock or securities convertible into common stock to investors under a registration statement or otherwise will proportionately decrease our existing stockholders’ percentage ownership of our total outstanding equity interests and may reduce our stock price.

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

The requirements governing the conduct of clinical trials, manufacturing, testing, control product registration and approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.

Even if approved, Provenge and any other product we may commercialize and market may be subject to promotional limitations.

We may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required.

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

Risks Relating to Manufacturing Activities and Marketing Activities

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

In 2006, we completed the initial phase of the build out for our New Jersey Facility. During 2007, we began production of Provenge at the New Jersey Facility for clinical use. We are currently expanding our manufacturing facilities, and during July and August 2009 we signed leases for new manufacturing facilities to be located in Atlanta, Georgia and Orange County, California, and commenced the Phase II and Phase III build-out to add capacity to our New Jersey Facility. We have entered into construction agreements and have commenced the build-out at both the Atlanta and Orange County facilities. The costs of expansion of our facilities and investment in related equipment has been and will continue to be a very significant expenditure for us during 2010 and 2011. In order to commercialize Provenge, in the event of licensure by the FDA, we will need to hire and train a significant number of employees and comply with applicable regulations for our facilities, which are extensive. In addition to the monetary costs of expansion of our manufacturing capabilities, the facilities build-out requires significant time and attention of our executive management. In pursuing rapid expansion, we must continue to monitor quality and effective controls, or we risk possible delays in approval of the facilities by the FDA for commercial manufacturing.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing contract manufacturer for the Antigen Delivery Cassette used in Provenge, and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with Current Good Manufacturing Practices, a series of complex regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of FDA approval of Provenge or any of our other potential products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of Provenge or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

We may initially be unable to successfully manufacture Provenge, if approved for marketing, in quantities sufficient to fulfill patient demand.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. If Provenge, our most advanced product candidate, is approved for licensure by the FDA, we will need to manufacture the product in significantly larger quantities. Due to the lengthy lead time in building out and qualifying a manufacturing facility for the production of a biologic, we may experience constraints in our ability to initially manufacture Provenge in sufficient quantities to satisfy market demand. At present, our New Jersey Facility is built-out to one quarter of capacity, which we presently believe will be insufficient to satisfy the anticipated market demand for Provenge. The build-out of the New Jersey Facility will not be complete until later this year, following which we will need to validate the expanded facility and have it inspected by the FDA. The new manufacturing facilities in Atlanta, Georgia and Orange County, California will also require build-out, validation studies and inspection by the FDA prior to commercial use. We may experience a significant supply shortage of Provenge until completion of and validation of our new facilities.

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

Our product candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in product shortages, patient injury, product recalls or withdrawls, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business and reputation.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result and any such liability could exceed our resources.

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

To successfully commercialize Provenge, we will need substantial financial resources and we will need to develop or access expertise and physical resources and systems, including expanding our manufacturing facilities, a distribution network, an information technology platform and sales and marketing and other resources that we currently do not have or may be in the process of developing. We may elect to develop some or all of these physical resources and systems and expertise ourselves or we may seek to collaborate with another company that can provide some or all of such physical resources and systems as well as financial resources and expertise. We have recently completed the due diligence process with a number of companies in connection with our efforts to find a commercialization partner for Provenge outside the United States. We are currently discussing various structures for a partnership arrangement with several partners. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of our Provenge clinical trials, the potential market for Provenge, the costs and complexities of manufacturing and delivering Provenge to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for Provenge is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of Provenge in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

We presently, and may in the future, depend on third parties, including suppliers, alliances with other companies and third party service providers, for key aspects of our business supporting the development, manufacture and commercialization of our products and support for our information technology systems and other infrastructure, including our network of leukapheresis providers and physician and patient call center. Failure of these third parties to meet their contractual, regulatory and other obligations or the development of factors that materially disrupt the relationships between us and these third parties, could have a material adverse effect on our business.

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

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. While we have a number of patents that cover our composition, use and manufacture of Provenge, one of our issued patents is currently under re-examination by the U.S. Patent Office. The outcome of re-examination proceedings in general is unpredictable, and as a result some or all of the claims of the patent may be confirmed, modified or cancelled. In addition, our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents.

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

Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington, which the Court has consolidated and which name our company, and our Chief Executive Officer and one of our executive officers, and purport to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our pending BLA for Provenge. A similar suit, not a class action but asserting the same claims, has also been filed in the same court. A derivative suit has also been filed in the State of Washington against our Chief Executive Officer and all of the members of our board of directors, and us as a nominal defendant, alleging breaches of fiduciary duties and failure to control the alleged wrongful actions of our Company. In addition, we have received letters from counsel for two of our stockholders demanding our board of directors investigate certain allegations of wrongful disclosure and insider trading stemming from our disclosures regarding our communications with the FDA during the first half of 2007 pertaining to our Provenge BLA. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are costly. We are not currently able to estimate the possible cost to us from these matters, as these suits are currently at an early stage and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Provisions of our amended and restated certificate of incorporation, as amended (“certification of incorporation”) and amended and restated bylaws (“bylaws”) will make it more difficult for a third party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be junior to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation.

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

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 132,000 square feet under three leases. The first lease approximates 71,000 square feet and expires in December 2011 and may be extended at our option for one consecutive five-year period. The second lease for 24,000 square feet, as amended, also expires in December 2011. The third lease for the remaining 37,000 square feet expires in April 2011. We are evaluating various options for research and development and administrative office space in Seattle, Washington post 2011. We lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in October 2014. We lease approximately 158,000 square feet of manufacturing space in Morris Plains, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. In July, 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction and build-out. The initial lease term, anticipated to commence in the first half of 2010 following substantial completion of the facility, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. In August, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and exchanged initial disclosures on July 22, 2009. The Court has ordered that discovery be completed by May 21, 2010. The Court has also set a trial date in this action for October 18, 2010.

On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and exchanged initial disclosures on October 13, 2009. The Court has ordered that discovery be completed by May 21, 2010. The Court has also set a trial date in this action for October 18, 2010.

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. On September 14, 2009, defendents filed a motion to dismiss the Verified Second Amended Complaint. The parties have completed briefing on the motion to dismiss, and oral argument on the motion was held on February 19, 2010. No trial date has been set, and discovery has not commenced.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders during the quarter ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 15, 2010 were as follows:

Name	Age	Position

Mitchell H. Gold, M.D.	42	President and Chief Executive Officer
Hans E. Bishop	45	Executive Vice President and Chief Operating Officer
Mark W. Frohlich, M.D.	48	Senior Vice President for Clinical Affairs and Chief Medical Officer
Richard F. Hamm, Jr.	50	Senior Vice President, Corporate Development, General Counsel and Secretary
Gregory T. Schiffman	52	Senior Vice President, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	60	Senior Vice President and Chief Scientific Officer

Mitchell H. Gold, M.D. has served as our Chief Executive Officer since January 1, 2003, and as a director since May 2002. Dr. Gold also served as our Vice President of Business Development from June 2001 to May 2002, and as our Chief Business Officer from May 2002 through December 2002. From April 2000 to May 2001, Dr. Gold served as Vice President of Business Development and Vice President of Sales and Marketing for Data Critical Corporation, a company engaged in wireless transmission of critical healthcare data, now a division of GE Medical. From 1995 to April 2000, Dr. Gold was the President and Chief Executive Officer, and a co-founder of Elixis Corporation, a medical information systems company. From 1993 to 1998, Dr. Gold was a resident physician in the Department of Urology at the University of Washington. Dr. Gold currently serves on the boards of the University of Washington/Fred Hutchinson Cancer Research Center Prostate Cancer Institute, the Washington Biotechnology and BioMedical Association and the Biotechnology Industry Organizations Emerging Company Section Governing Board. Dr. Gold received a B.S. from the University of Wisconsin-Madison and an M.D. from Rush Medical College.

Hans E. Bishop has served as our Executive Vice President and Chief Operating Officer since January 4, 2010. Mr. Bishop had previously served since 2008 as President of the speciality medicine center at Bayer and previously served as President of its hematology/cardiovascular division since 2007. Prior to his position with Bayer, from 2004 to 2007, Mr. Bishop served as Senior Vice President of global commercial operations at Chiron Corporation, as well as its Vice President and General Manager of European biopharmaceuticals. Mr. Bishop previously held various positions at Glaxo Wellcome and SmithKlineBeecham. In addition, he served as Executive Vice President of operations with a global telecom service company. Mr. Bishop received a B.S. in chemistry from Brunel University in London.

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

Richard F. Hamm, Jr. has served as our Senior Vice President, Corporate Development since December 2005, in addition to his positions as our Senior Vice President, General Counsel and Secretary, in which capacities he has served us since November 2004. Mr. Hamm also served as our principal financial officer from January to December 2006. From April 2002 to November 2004, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc., a leading medical technology company. Prior to Medtronic, Mr. Hamm was the Vice President — Corporate Development and Planning at Carlson Companies, Inc., a global travel, hospitality and marketing services company. For more than five years prior thereto, he was Senior Vice President — Legal and Business Development and Vice President and General Counsel at Tropicana Products, Inc., a manufacturer of fruit juices. Mr. Hamm is a director of EMCOR Group, Inc., an electrical and mechanical construction and facilities services company. From August 2000 until September 2009, Mr. Hamm was a director of Axsys Technologies, Inc., a manufacturer of precision optical components and systems for aerospace, defense and other high technology markets. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A. from the Wharton School at the University of Pennsylvania.

Gregory T. Schiffman joined us in December 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to that time, Mr. Schiffman was the Executive Vice President and Chief Financial Officer of Affymetrix, Inc., a manufacturer of genetic analysis products. He served as Affymetrix’s Vice President of Finance from March 2001 and was appointed Vice President and Chief Financial Officer in August 2001. At Affymetrix, Mr. Schiffman was promoted to Senior Vice President in October 2002 and to Executive Vice President in February 2005. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems, Inc. from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at Hewlett Packard Company. Mr. Schiffman served as a director of Vnus Technologies, Inc., a medical device company from April 2006 until July 2009, Xenogen Corporation, a life sciences tools company from January 2005 until August 2006, and Impac Software Medical Systems, Inc., an information systems company making products for managing radiation and medical oncology practices from February 2003 until April 2005. Mr. Schiffman received a B.S. from De Paul University and an M.B.A. from the Kellogg School at Northwestern University.

David L. Urdal, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since June 2004. In January 2006, Dr. Urdal assumed oversight of manufacturing operations for the Company. Prior to June 2004, he served as Vice Chairman of the Company’s Board of Directors and Chief Scientific Officer since joining the Company in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal serves as a director of VLST, a biotechnology company and ORE Pharmaceuticals, Inc., a pharmaceutical drug repositioning and development company. Dr. Urdal received a B.S. in zoology, an M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low

Year ended December 31, 2009
First quarter	$4.80	$2.55
Second quarter	27.40	4.02
Third quarter	30.42	21.25
Fourth quarter	30.42	24.79
Year ended December 31, 2008
First quarter	7.00	4.15
Second quarter	5.90	4.37
Third quarter	6.70	4.27
Fourth quarter	10.00	4.05

Recordholders.  As of February 18, 2010, there were 330 holders of record of our common stock.

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

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 in cash in our common stock or in each of the following indices on December 31, 2004: (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dendreon Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$101	$111	$743	$273	$210
Operating expenses	100,142	70,589	102,362	97,629	86,673

Loss from operations	(100,041)	(70,478)	(101,619)	(97,356)	(86,463)
Interest income (expense)	(1,357)	(1,537)	2,355	5,714	4,916
(Loss) gain from valuation of warrant liability	(118,763)	371	—	—	—

Net loss	$(220,161)	$(71,644)	$(99,264)	$(91,642)	$(81,547)

Basic and diluted net loss per share	$(2.04)	$(0.79)	$(1.20)	$(1.27)	$(1.36)

Shares used in computation of basic and diluted net loss per share	108,050	90,357	82,531	72,366	59,912

	As of December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$606,386	$110,577	$120,575	$121,283	$166,409
Working capital	441,550	84,485	81,656	89,557	121,532
Total assets	735,415	147,204	161,662	163,643	207,553
Warrant Liability	132,953	14,190	—	—	—
Long-term obligations, less current portion	68,915	93,802	95,647	17,027	15,729
Total stockholders’ equity	503,564	27,006	40,377	125,717	168,709

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We will not generate revenue from the sale of our potential commercial therapeutic products in the U.S. until Provenge or another product candidate we may develop is approved for marketing by the U.S. Food and Drug Administration (the “FDA”). Without revenue generated from commercial sales, we anticipate that we will continue to fund our ongoing research, development and general operations from our available cash resources and future offerings of equity, debt or other securities.

We have incurred significant losses since our inception. As of December 31, 2009, our accumulated deficit was $783.5 million, of which $118.4 million relates to the value of our warrant liability described below. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate incurring net losses over the next two years regardless of whether Provenge is approved for marketing as we expand our operations including our manufacturing capabilities, develop the infrastructure to support the commercialization of Provenge, continue our clinical trials, apply for regulatory approvals and invest in research and product development. We cannot predict when we may achieve profitability in the future, if ever, or our ability to sustain such profitability if achieved. The majority of our resources continue to be used in support of Provenge. We own worldwide rights for Provenge.

Since receiving positive clinical data from our IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study for Provenge in April, we have focused on the amendment to our Biologics License Application (our “BLA”), submitted in October 2009, and expanding our manufacturing operations. The FDA has confirmed that our amendment constituted a complete response to the Complete Response Letter, received on May 8, 2007, and the goal date for FDA action on our BLA under the Prescription Drug Users Fee Act is May 1, 2010. We have and expect to continue to significantly increase our investment in commercial infrastructure in preparation for the possible FDA licensure of Provenge. We began the expansion of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) in July 2009 to bring that facility to full capacity. We expect the additional build-out of that facility to be substantially completed later this year, which will be followed by validation and an inspection by the FDA. We expect the additional capacity to be available in the first half of 2011. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, and Orange County, California, for an aggregate of approximately 340,000 square feet of space we intend to use for commercial manufacturing, following construction build-out and validation of these new facilities. Each of these facilities leases has an initial ten and a half-year term, with two renewal terms of five years each. In Atlanta, Georgia, the shell of the building is under construction and we have commenced the build-out of the facility. In Orange County, California, we are in the midst of the construction build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. We anticipate it will take approximately one year from commencement of construction to substantially complete the build-out of these facilities, which will be followed by validation and inspection by the FDA prior to use for the commercial manufacture of Provenge.

Other potential product candidates we have under development include lapuleucel-T, our investigational active cellular immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/ neu. Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma and CEA, an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009. In 2009, we commenced our Phase I clinical trial to evaluate TRPM8 and the trial is ongoing.

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

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis.

We consider an investment with a maturity greater than twelve months as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities sold is based on the specific identification method.

Revenue Recognition

Substantially all of the revenue we have recorded to date is related to collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Research and Development Expenses

Prior to January 1, 2008, research and development costs were expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 730-20, “Research and Development — Research and Development Arrangements”, and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

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

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of December 31, 2009 and 2008, the fair value of the Warrants was determined to be $133.0 million and $14.2 million, respectively; accordingly, we recorded approximately ($118.8) million and $371,000 in (loss) gain from valuation of warrant liability for the years ended December 31, 2009 and 2008, respectively, related to the change in the fair value of the Warrants.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value. The fair value of our stock options are calculated by the BSM option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We grant restricted stock awards that generally vest over a four year period, however, in 2007, we granted restricted stock awards with certain performance conditions to all employees. We are required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each accelerated provision.

We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We also determine the fair value of awards under our Employee Stock Purchase Plan using the BSM option pricing model.

For additional information about stock-based compensation, see Note 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures” except as it applies to the non-financial assets and non-financial liabilities subject to ASC 820-10-65, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which we adopted effective January 1, 2009. The impact of these items was not material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Revenue

Revenue was $101,000 in 2009, $111,000 in 2008 and $743,000 in 2007. The decrease in 2009 compared to 2008 is attributable to lower royalty revenue. The decrease in 2008 compared to 2007 was primarily due to decreased revenue related to the sale of certain intellectual property in 2007. Our revenue in 2009 and 2008 also includes recognition of deferred revenue related to one license agreement. Revenue in 2007 includes recognition of $500,000 in revenue related to an intellectual property option purchase agreement entered into in 2006 with Wilex AG.

Research and Development Expenses

Research and development expenses were $61.6 million in 2009, $50.1 million in 2008 and $76.5 million in 2007. The increase in 2009 compared to 2008 is the result of increased wages, payroll taxes and employee related expenses including stock compensation as well as product development costs in connection with our product candidate Provenge. The 2008 decrease compared with 2007 was primarily due to decreased Phase 3 clinical activities as a result of the completion of patient enrollment in the IMPACT trial in late 2007, the completion of the initial build-out and subsequent utilization of our Morris Plains, New Jersey manufacturing facility (the “New Jersey Facility”) and resultant reduction of outside clinical manufacturing, the purchase of antigen in 2007, the reduction in the costs for pre-commercialization efforts of Provenge and the decrease in headcount and related severance costs associated with the 2007 reduction in force.

Financial data related to our research and development activities is categorized as either costs associated with clinical programs or discovery research. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Clinical programs:
Direct costs	$5.0	$9.0	$30.1
Indirect costs	51.7	37.7	43.3

Total clinical programs	56.7	46.7	73.4

Discovery research	4.9	3.4	3.1

Total research and development expense	$61.6	$50.1	$76.5

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

While we believe our clinical programs are promising, we do not know whether any commercially viable products will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:

•	the timeframe over which our product development programs are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

General and Administrative Expenses

General and administrative expenses were $38.6 million in 2009, $20.5 million in 2008 and $25.8 million in 2007. General and administrative expenses were primarily comprised of salaries and wages, consulting fees, marketing fees and administrative costs to support our operations. The increase in 2009 compared with 2008 was primarily attributable to increased payroll and outside costs related to pre-commercialization efforts for Provenge. The decrease in 2008 compared with 2007 was primarily attributable to decreased outside services and marketing costs related to pre-commercialization efforts for Provenge, decreased headcount and severance costs associated with the 2007 reduction in force and decreased legal fees associated with our current legal proceedings.

Interest Income

Interest income was $964,000 in 2009, $3.6 million in 2008 and $6.5 million in 2007. The decrease in 2009 compared to 2008 was due to lower average interest rates. The decrease in 2008 compared to 2007 was primarily due to lower average interest rates and lower average cash and investment balances.

Interest Expense

Interest expense was $2.3 million in 2009, $5.2 million in 2008 and $4.1 million in 2007. The decrease in 2009 compared to 2008 was the result of lower average debt balances and greater capitalized interest related to the construction of our manufacturing facilities and our product tracking and scheduling system. The increase in 2008 compared to 2007 was primarily due to an increase in the average debt balance in 2008, including the principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) as compared to 2007, offset by greater capitalized interest related to the construction of the New Jersey Facility and our product scheduling system and by decreased interest expense related to debt and capital lease obligations.

Warrant Liability

Non-operating (loss) gain associated with the change in value of our warrant liability was ($118.8) million and $371,000 in 2009 and 2008, respectively. The fair value of the warrant liability was calculated using the BSM option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will likely result in losses being recognized in our consolidated statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our consolidated statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

Income Taxes

As of December 31, 2009, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $597 million and $70 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $15.2 million and $2.6 million, respectively. The NOLs and R&D Credits expire at various dates, beginning in 2010 through 2029, if not utilized. Utilization of the NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

Stock-Based Compensation Expense

Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2009, 2008 and 2007 was $17.2 million, $5.9 million and $6.1 million, respectively, of which $7.9 million, $2.9 million and $2.8 million, respectively, were included in research and development expense and $9.3 million, $3.0 million and $3.3 million, respectively, were included in general and administrative expense. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2009, 2008 and 2007 increased our net loss per share by $0.16, $0.06 and $0.07, respectively. As we apply a full valuation allowance to our deferred taxes, there was no impact on deferred taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2009, we had approximately $606.4 million in cash, cash equivalents, short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements, and interest income earned.

Net cash used in operating activities for the years ended December 31, 2009, 2008 and 2007 was $85.5 million, $67.3 million, and $82.7 million, respectively. Expenditures related to operating activities in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations. The increase in net cash used in operating activities for 2009 was also impacted by an increase in cash expenditures as we prepare for the prospective commercial launch of Provenge in 2010.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consist primarily of purchases of property and equipment. Purchases of property and equipment increased to $65.9 million in 2009 compared to $6.8 million and $3.1 million in 2008 and 2007, respectively, as facilities related expenditures, including equipment purchases, increased in 2009 as we prepare for the prospective commercial launch of Provenge in 2010.

Net cash provided by financing activities increased in 2009 compared to 2008 and 2007 primarly as the result of common stock issuances in May 2009 and December 2009. We received net proceeds of $220.8 million and $409.5 million from the common stock issuances in May 2009 and December 2009, respectively, after deducting underwriting commissions and estimated offering expenses.

We believe that our current cash on hand as of December 31, 2009, is sufficient to meet our anticipated expenditures for at least the next 12 months as we initiate our commercialization efforts in anticipation of possible licensure of Provenge. If we receive licensure of Provenge, we expect revenue from product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long term liquidity needs for uses including:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	increased personnel needs, and

•	continuing and expanding our internal research and development programs.

Leases and Credit Facility

Office Leases

On March 9, 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. We lease our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet, under an operating lease through December 31, 2011, with an option to extend the term for an additional five years. The annual base rent for the extended lease term is approximately $2.7 million, which is to be increased annually between three to six percent, approximating the Seattle area consumer price index.

On July 16, 2009, we entered into a sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately 37,000 rentable square feet. The term of the sublease is through April 2011.

Manufacturing Facilities Leases

We anticipate facilities related expenses, including equipment expenditures, to increase significantly during 2010 as we prepare for a prospective commercial launch of Provenge in 2010 in the event of licensure by the FDA. As described below in more detail, during 2009 we entered into:

•	leases for two new manufacturing facilities in Atlanta, Georgia and Orange County, California that will total approximately 340,000 square feet of manufacturing space;

•	a construction agreement for the completion of Phases II and III of our New Jersey Facility; and

•	construction agreements for the build-out of our Atlanta, Georgia and Orange County, California facilities.

On August 18, 2005, we entered into an agreement to lease 158,242 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five- year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. The lease required us to provide the landlord with a letter of credit in the amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. During 2008, the letter of credit was reduced to $1.9 million and the security deposit was reduced commensurately. The $1.9 million security deposit was recorded as long-term investment on our consolidated balance sheet as of December 31, 2009.

On June 16, 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II of the construction, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, was completed in January 2010. The construction agreement specifies that Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by May 2010. There are incentives included in the agreement for the completion of work prior to such date and penalties for failing to meet such deadline. The guaranteed maximum price for the completion of all work under the agreement is $50.5 million.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.

On July 31, 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 square feet. The facility is intended for use by us as a manufacturing facility following construction, which commenced during the third quarter, and build-out. The initial lease term, anticipated to commence in the first quarter of 2010 following substantial completion of the building shell, will be for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.

On August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 square feet in Orange County, California for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.

The Georgia and California leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The letters of credit on our behalf are secured by a deposit of $2.4 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of December 31, 2009.

During the third quarter of 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build-out of the Atlanta, Georgia, and Orange County, California facilities as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of $5.9 million.

In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-outs in the Atlanta, Georgia and Orange County, California facilities, for a maximum total cost of $89.9 million.

Equipment Financing

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the New Jersey Facility. The GE Notes, which evidence one loan with an original principal amount of

$7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, were repaid in full as of December 31, 2009. The GE Notes were secured by a Master Security Agreement and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which was to be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The GE Notes were paid in full as of December 31, 2009, and the balance of the security deposit was returned to us at December 31, 2009.

Financings from the Sale of Securities and Issuance of Convertible Notes

Equity Offering Proceeds

In December 2009, we received net proceeds of $409.5 million after deducting underwriting commissions and estimated offering expenses from our issuance of 17,250,000 shares of common stock at the public offering price of $24.75 per share.

In May 2009, we received net proceeds of $220.8 million after deducting underwriting commissions and estimated offering expenses from our issuance of 11,979,166 shares of common stock at the public offering price of $19.20 per share.

In April 2008, we received net proceeds of $46.0 million from our issuance of 8.0 million Shares, and 8.0 million Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. The Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at December 31, 2009 and 2008 was approximately $133.0 million and $14.2 million, respectively. As a result of this increase, we recorded ($118.8) million in non-operating expense for the year ended December 31, 2009.

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

Convertible Notes

In June and July 2007, $85.3 million of the Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.9 million, $4.5 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our authorized and unissued common stock for $21.2 million in aggregate principal face amount of the Notes held by existing holders of the Notes.

As of December 31, 2009 $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at December 31, 2009 and 2008 was approximately $141.8 million and $46.8 million, respectively, based on the last trading prices in December 2009 and 2008, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments.

Contractual Commitments

The following are contractual commitments at December 31, 2009 associated with supply agreements, construction contracts, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	Thereafter

Contractual Commitments(a):
Convertible senior subordinated notes (including interest)(b)	$63,661	$2,496	$4,991	$56,174	$—
Facility lease obligation (including interest)(c)	20,374	1,291	2,693	2,822	13,568
Contractual Commitments	20,535	10,131	10,404	—	—
Operating leases(d)	32,996	5,837	7,705	3,525	15,929
Unconditional purchase obligations	1,325	1,325	—	—	—

	$138,891	$21,080	$25,793	$62,521	$29,497

(a)	The Contractual Commitments table above does not include obligations related to construction management contracts for the Orange County Facility, the Atlanta, Georgia Facility, or the New Jersey Facility.

(b)	See Note 7 to our Consolidated Financial Statements for additional information related to the Notes.

(c)	See Note 6 to our Consolidated Financial Statements for additional information. Our facility lease obligation commitment reflects the initial term of the Lease and a renewal period.

(d)	See Note 12 to our Consolidated Financial Statements for additional information related to contractual commitments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	whether the FDA review of our BLA will result in approval for licensure to allow us to begin marketing of Provenge;

•	whether we have adequate financial resources and access to capital to fund commercialization of Provenge and that of other potential product candidates we may develop;

•	our ability to successfully manufacture Provenge and other product candidates in necessary quantities with required quality;

•	our ability to successfully obtain regulatory approvals and commercialize our products that are under development and develop the infrastructure necessary to support commercialization if regulatory approvals are received;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our dependence on single-source vendors for some of the components used in our product candidates;

•	the extent to which the costs of any products that we are able to commercialize will be reimbursable by third-party payors;

•	the extent to which any products that we are able to commercialize will be accepted by the market;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any intellectual property litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

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

As of December 31, 2009 and 2008, we had short-term investments of $167.1 million and $45.6 million, respectively and long-term investments of $29.4 million and $5.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2009, assuming a 100 basis point increase in market interest rates, would decrease by $1.0 million, which would not materially impact our operations. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2009, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2009 and 2008 and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 22, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2010 Proxy Statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement. Information relating to our executive officers is contained in Part I, Item 4A of this annual report.

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

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.  We maintain the 2000 Equity Incentive Plan (the “2000 Plan”), the 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The following table provides information as of December 31, 2009, regarding the 2000 Plan, the 2002 Plan, the 2009 Plan and the ESPP:

					(c)
					Number of Securities
	(a)		(b)		Remaining Available
	Number of Securities		Weighted-Average		for Future Issuance
	to be Issued Upon		Exercise Price of		Under Equity
	Exercise of		Outstanding		Compensation Plans
	Outstanding Options,		Options, Warrants		(Excluding Securities
Plan Category	Warrants and Rights		and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders(1)	2,815,899	(3)	$12.61	(3)	14,579,662	(4)
Equity compensation plans not approved by stockholders(2)	458,716		$6.32		234,482

Total	3,274,615		$11.73		14,814,144

(1)	These plans are the 2000 Plan, the 2009 Plan and the ESPP.

(2)	This plan is the 2002 Plan. See Note 9 to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan.

(3)	Includes information relating solely to options to purchase common stock under the 2000 Plan and the 2009 Plan.

(4)	Of these shares, 2,184,098 remained available for purchase under the ESPP as of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2010 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.(2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dendreon Corporation(3)
3.4	Amended and Restated Bylaws.(4)
4.1	Specimen Common Stock certificate.(5)
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)
4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.(7)
4.4	Form of Right Certificate.(8)

Exhibit
Number		Description

4.5		Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.(9)
10.1		Form of Amended Executive Employment Agreement with certain named executive officers.(10)*
10.2		Indemnity Agreement between the registrant and each of its directors and certain of its officers.(11)
10.3		Amended and Restated 2000 Broad Based Equity Incentive Plan.(12)*
10.4		Amended and Restated 2002 Broad Based Equity Incentive Plan.(13)*
10.5		2000 Employee Stock Purchase Plan.(14)*
10.6		2009 Offering under the 2000 Employee Stock Purchase Plan.(15)*
10.7		Form of Stock Option Agreement under 2000 Equity Incentive Plan.(16)*
10.8		Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.(17)*
10.9		Form of Restricted Stock Award Agreement.(18)*
10.10		Dendreon Corporation Incentive Plan.(19)*
10	.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.(20)
10	.12†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.(21)
10.13		Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.(22)
10.14		Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005.(23)
10.15		Second Amendment to Office Lease Agreement between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated March 9, 2009(24)
10.16		Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.(25)
10.17		Third Amendment to Lease Agreement, dated August 22, 2007 between Dendreon Corporation and ARE-3005 First Avenue, LLC.(26)
10.18		Common Stock Purchase Agreement, dated October 11, 2007, between Dendreon Corporation and Azimuth Opportunity, Inc.(27)
10.19		Amendment No. 1 to Common Stock Purchase Agreement, dated October 8, 2008.(28)
10.20		Amendment No. 2 to Common Stock Purchase Agreement, dated February 9, 2009.(29)*
10.21		Dendreon Corporation 2009 Equity Incentive Plan.(30)
10.22		Construction Agreement between The Henderson Corporation of PA, Inc. and Dendreon Corporation dated June 16, 2009.(31)
10.23		Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.(32)
10.24		Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.(33)
10.25		Leukapheresis Services Agreement with the American Red Cross, dated September 24, 2009.(34)
10.26		Executive Employment Agreement dated January 4, 2010, between Hans Bishop and the Company.(35)*
10.27		Construction Management Agreement between Turner Construction Company and Dendreon Corporation dated December 9, 2009.
10.28		Construction Management Agreement between Turner Construction Company and Dendreon Corporation dated January 6, 2010.
12		Computation of Ratio of Earnings to Fixed Charges.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 10-Q for the quarter ended March 31, 2002.

(2)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(3)	Incorporated by reference to Exhibit 3.1 filed with the registrant’s Form 8-K filed with the SEC on June 16, 2009.

(4)	Incorporated by reference to Exhibit 3.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2004.

(5)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Statement on Form S-1/A, File No. 333-31920.

(6)	Incorporated by reference to Exhibit 4.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002.

(7)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Registration Form 8-K, filed with the SEC on September 25, 2002.

(8)	Incorporated by reference to Exhibit 99.3 filed with the registrant’s Form 8-K, filed with the SEC on September 25, 2002.

(9)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Form 8-K, filed with the SEC on June 12, 2007.

(10)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Form 8-K, filed with the SEC on January 4, 2007.

(11)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(12)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006.

(13)	Incorporated by reference to Exhibit 10.4 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2006.

(14)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Registration Statement on Form S-1, File No. 333-47706.

(15)	Incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2008.

(16)	Incorporated by reference to Exhibit 10.33 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(17)	Incorporated by reference to Exhibit 10.34 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(18)	Incorporated by reference to Exhibit 10.46 filed with the registrant’s Form 8-K, filed with the SEC on January 24, 2006.

(19)	Incorporated by reference to Exhibit 10.31 filed with the registrant’s Form 8-K, filed with the SEC on June 13, 2005.

(20)	Incorporated by reference to Exhibit 10.41 filed with the registrant’s Form 8-K, filed with the SEC December 28, 2005.

(21)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2008.

(22)	Incorporated by reference to Exhibit 10.36 filed with the registrant’s Form 8-K, filed with the SEC on August 18, 2005, File No. 000-30681.

(23)	Incorporated by reference to Exhibit 10.37 filed with the registrant’s Form 10-Q for the quarter ended September 30, 2005.

(24)	Incorporated by reference to Exhibit 10.15 filed with the registrant’s Form 10-K, for the fiscal year ended December 31, 2008.

(25)	Incorporated by reference to Exhibit 10.11 filed with the registrant’s Registration Statement on Form S-1, File No. 333-31920.

(26)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on August 23, 2007.

(27)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K, filed with the SEC on October 12, 2007.

(28)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 8-K, filed with the SEC on October 10, 2008.

(29)	Incorporated by reference to Exhibit 10.3 filed with the registrant’s Form 8-K filed with the SEC on February 11, 2009.

(30)	Incorporated by reference to Appendix A filed with the registrant’s Schedule 14A filed with the SEC on April 30, 2009.

(31)	Incorporated by reference to Exhibit 99.1 filed with the registrant’s Form 8-K filed with the SEC on June 22, 2009.

(32)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2009.

(33)	Incorporated by reference to Exhibit 10.2 filed with the registrant’s Form 10-Q for the quarter ended June 30, 2009.

(34)	Incorporated by reference to Exhibit 99.2 filed with the registrant’s Form 8-K filed with the SEC on September 29, 2009.

(35)	Incorporated by reference to Exhibit 10.1 filed with the registrant’s Form 8-K filed with the SEC on January 8, 2010.

†	Confidential treatment granted as to certain portions of his Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2010

/s/ Gregory T. Schiffman Gregory T. Schiffman	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2010

/s/ Gregory R. Cox Gregory R. Cox	(Principal Accounting Officer)	February 22, 2010

/s/ Richard B. Brewer Richard B. Brewer	Chairman of the Board of Directors	February 22, 2010

/s/ Susan B. Bayh Susan B. Bayh	Director	February 22, 2010

/s/ Gerardo Canet Gerardo Canet	Director	February 22, 2010

/s/ Ian T. Clark Ian T. Clark	Director	February 22, 2010

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	February 22, 2010

/s/ Pedro P. Granadillo Pedro P. Granadillo	Director	February 22, 2010

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	February 22, 2010

/s/ Douglas G. Watson Douglas G. Watson	Director	February 22, 2010

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dendreon Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
February 22, 2010

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$409,829	$59,523
Short-term investments	167,116	45,638
Restricted cash	—	3,853
Prepaid antigen costs	18,975	—
Prepaid expenses and other current assets	8,566	1,867

Total current assets	604,486	110,881
Property and equipment, net	98,964	28,150
Long-term investments	29,441	5,416
Debt issuance costs and other assets	2,524	2,757

	$735,415	$147,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,257	$237
Accrued liabilities	19,557	5,870
Accrued compensation	6,855	3,686
Warrant liability	132,953	14,190
Current portion of capital lease obligations	722	—
Current portion of facility lease obligation	592	219
Current portion of long-term debt	—	2,194

Total current liabilities	162,936	26,396
Long-term accrued liabilities	1,554	530
Capital lease obligations, less current portion	706	—
Facility lease obligation, less current portion	14,120	8,022
Convertible senior subordinated notes	52,535	85,250
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized and 131,125,690 issued and outstanding; and 150,000,000 shares authorized and 95,577,664 shares issued and outstanding at December 31, 2009 and 2008, respectively	131	95
Additional paid-in capital	1,286,891	590,159
Accumulated other comprehensive (loss) income	(4)	45
Accumulated deficit	(783,454)	(563,293)

Total stockholders’ equity	$503,564	$27,006

Total liabilities and stockholders’ equity	$735,415	$147,204

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue	$101	$111	$743
Operating expenses:
Research and development	61,586	50,086	76,523
General and administrative	38,556	20,503	25,839

Total operating expenses	100,142	70,589	102,362

Loss from operations	(100,041)	(70,478)	(101,619)
Other income (expense):
Interest income	964	3,619	6,461
Interest expense	(2,321)	(5,156)	(4,106)
(Loss) gain from valuation of warrant liability	(118,763)	371	—

Net loss	$(220,161)	$(71,644)	$(99,264)

Basic and diluted net loss per share	$(2.04)	$(0.79)	$(1.20)

Shares used in computation of basic and diluted net loss per share	108,050	90,357	82,531

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands, except share amounts)

Balance, January 1, 2007	81,323,638	$81	$518,127	$(106)	$(392,385)	$125,717
Exercise of stock options for cash	1,033,441	1	6,566	—	—	6,567
Net exercise of stock warrants	68,101	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	307,268	1	1,082	—	—	1,083
Non-cash stock-based compensation expense	—	—	6,116	—	—	6,116
Issuance of restricted stock grants	525,762	—	—	—	—	—
Net loss	—	—	—	—	(99,264)	(99,264)
Net unrealized gain on securities available-for-sale	—	—	—	158	—	158

Comprehensive loss						(99,106)

Balance, December 31, 2007	83,258,210	$83	$531,891	$52	$(491,649)	$40,377

Exercise of stock options for cash	131,133	—	496	—	—	496
Issuance of common stock under the Employee Stock Purchase Plan	204,731	—	721	—	—	721
Issuance of common stock (net of issuance cost of $2,550)	11,610,760	12	51,179	—	—	51,191
Non-cash stock-based compensation expense	—	—	5,872	—	—	5,872
Issuance of restricted stock grants	372,830	—	—	—	—	—
Net loss	—	—	—	—	(71,644)	(71,644)
Net unrealized loss on securities available-for-sale	—	—	—	(7)	—	(7)

Comprehensive loss						(71,651)

Balance, December 31, 2008	95,577,664	$95	$590,159	$45	$(563,293)	$27,006

Exercise of stock options for cash	2,229,953	2	14,934	—	—	14,936
Issuance of common stock under the Employee Stock Purchase Plan	386,125	1	1,599	—	—	1,600
Issuance of common stock (net of issuance cost of $26,663)	29,229,166	30	630,275	—	—	630,305
Conversion of convertible debt	3,255,947	3	32,712	—	—	32,715
Non-cash stock-based compensation expense	—	—	17,212	—	—	17,212
Issuance of restricted stock grants	446,835	—	—	—	—	—
Net loss	—	—	—	—	(220,161)	(220,161)
Net unrealized loss on securities available-for-sale	—	—	—	(49)	—	(49)

Comprehensive loss						(220,210)

Balance, December 31, 2009	131,125,690	$131	$1,286,891	$(4)	$(783,454)	$503,564

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities:
Net loss	$(220,161)	$(71,644)	$(99,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,662	5,716	6,241
Non-cash stock-based compensation expense	17,212	5,872	6,116
Loss (gain) on valuation of warrant liability	118,763	(371)	—
Amortization of securities discount and premium	648	56	(241)
(Gain) loss on sale of fixed assets	—	(5)	42
Impairment of fixed assets	—	418	—
Changes in operating assets and liabilities:
Prepaid antigen costs	(18,975)	—	—
Prepaid expenses and other assets	(6,466)	1,168	(132)
Accounts payable	2,020	(1,984)	718
Accrued liabilities and compensation	16,856	(6,473)	3,934
Other long term liabilities	(82)	(83)	(94)

Net cash used in operating activities	(85,523)	(67,330)	(82,680)
Investing Activities:
Maturities and sales of investments	69,894	52,545	53,447
Purchases of investments	(216,094)	(55,520)	(37,583)
Purchases of property and equipment	(65,912)	(6,805)	(3,098)

Net cash (used in) provided by investing activities	(212,112)	(9,780)	12,766
Financing Activities:
Proceeds from sale of equity securities, net of issuance costs	630,305	51,191	—
Proceeds from issuance of warrants	—	14,561	—
Proceeds from release of security deposits associated with debt	3,853	700	1,322
Proceeds from issuance of convertible senior subordinated notes, net of debt financing costs	—	—	82,257
Payments on long-term debt	(2,194)	(5,732)	(5,295)
Payments on facility lease obligations	(194)	(172)	(128)
Payments on capital lease obligations	(365)	(853)	(1,135)
Proceeds from exercise of stock options and other	14,936	496	6,567
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,600	721	1,083

Net cash provided by financing activities	647,941	60,912	84,671

Net increase (decrease) in cash and cash equivalents	350,306	(16,198)	14,757
Cash and cash equivalents at beginning of year	59,523	75,721	60,964

Cash and cash equivalents at end of year	$409,829	$59,523	$75,721

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,299	$5,187	$3,799
Conversion of debt	$32,715	$—	$—
Assets acquired under facility and capital leases	$8,458	$—	$—
Increase in asset retirement obligation	$1,106	$20	$109

See accompanying notes.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. Our most advanced product candidate is Provenge® (sipuleucel-T), an active cellular immunotherapy that has completed three Phase 3 trials for the treatment of metastatic, castrate-resistant, (also known as “androgen-independent” or “hormone-refractory”) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. On November 9, 2006, we completed our submission of our Biologics License Application (our “BLA”) to the U.S. Food and Drug Administration (the “FDA”) for Provenge based upon the survival benefit seen in our completed D9901 and D9902A studies for Provenge. On May 8, 2007, we received a Complete Response Letter (the “CRL”) from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in our BLA, as well as additional information with respect to the chemistry, manufacturing and controls (“CMC”) section of the BLA. In a meeting with the FDA on May 29, 2007, we received confirmation that the FDA would accept a positive final analysis of survival from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study to support licensure of Provenge. On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior studies. On October 30, 2009 we completed the amendment of our BLA with the FDA to incorporate IMPACT study results and data regarding CMC requirements not previously addressed. The FDA has confirmed that our amendment constituted a complete response to the CRL and the goal date for FDA action on our BLA under the Prescription Drug Users Fee Act is May 1, 2010. We own worldwide rights for Provenge.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC (“Dendreon San Diego”) through February 2, 2009, the effective date of dissolution of the entity. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 22, 2010, the day the financial statements were issued.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when realized and when we have determined that an other-than-temporary decline in fair value has occurred.

We periodically evaluate whether declines in fair values of our investments below their cost are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis.

We consider an investment with a maturity greater than twelve months from the balance sheet date as long-term and a maturity less than twelve months as short-term at the balance sheet date. The cost of securities sold is based on the specific identification method.

Prepaid Antigen Costs

The Company utilizes third party suppliers to manufacture and package antigen and other raw materials used in its products. The Company takes title to these materials once manufactured and accepted, and stores for use in final manufacturing and eventual sale. These materials consist of antigen used in the manufacture of Provenge, and other raw material costs associated with, Provenge, which has not yet received regulatory approval. The prepaid costs of these materials are capitalized, as in the view of the Company’s management there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials will be expensed as research and development expense in the period the costs are incurred. As of December 31, 2009, there was $19.0 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and is expected to begin to deliver in 2010.

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

Debt Issuance Costs

Debt issuance costs of approximately $3.0 million related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) issued in June and July of 2007 are amortized over the life of the Notes. Amortization expense was approximately $428,000, $428,000 and $231,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is reported as interest expense.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We proactively monitor and oversee our portfolio. If necessary, we believe we are able to liquidate our investments without significant loss within the next year. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Our risk for single-source vendors is managed by maintaining a certain level of existing stock of components and a continued effort to establish additional suppliers.

Revenue Recognition

Substantially all of the revenue we have recorded to date is related to collaborative research revenue and license revenue. We recognize collaborative research revenues from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

Prior to January 1, 2008, research and development costs were expensed as incurred including nonrefundable prepayments for research and development services. On January 1, 2008, we adopted Accounting Standards Codification (“ASC”) 730-20, “Research and Development — Research and Development Arrangements”, and changed our accounting policy. For new contracts entered into as of or subsequent to January 1, 2008, nonrefundable prepayments for research and development goods and services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value. The fair value of our stock options are calculated using the Black Scholes Merton (“BSM”) option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We grant restricted stock awards that generally vest over a four year period; however in 2007, we granted restricted stock awards with certain performance conditions to all employees. We are required to estimate the probability of achieving each acceleration provision. Compensation expense is recorded based upon our assessment of accomplishing each acceleration provision.

We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We also determine the fair value of awards under our Employee Stock Purchase Plan using the BSM option pricing model.

In each of the years ended December 31, 2009, 2008 and 2007, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, fair values of acquired assets, income taxes, financing activities, long-term service contracts, clinical trial accruals, warrant liability and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the Notes and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 31,738,144, 35,625,600, and 31,569,782 for the years ended December 31, 2009, 2008 and 2007, respectively.

Fair Value

Effective January 1, 2008, we adopted ASC 820, “Fair Value Measurements and Disclosures,” except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 820-10-65, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information”, which we adopted effective January 1, 2009. The impact of these items was not material to our consolidated financial statements. Assets and liabilities typically recorded at fair value on a non-recurring basis include:

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

During the quarter ended June 30, 2009, we adopted ASC 820-10-65-4, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information” (“ASC 820-10-65-4”), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. The adoption of ASC 820-10-65-4 did not have a material impact on our results of operations, cash flows or financial position.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature.

The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of December 31, 2009 and 2008, the fair value of the Warrants was determined to be $133.0 million and $14.2 million, respectively; accordingly, we recorded approximately ($118.8) million and $371,000 in (loss) gain from valuation of warrant liability for the years ended December 31, 2009 and 2008, respectively, related to the change in the fair value of the Warrants.

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

Effective during the quarter ended September 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” that mandated that the FASB Accounting Standards Codification become the single official source of authoritative US Generally Accepted Accounting Principles (“GAAP”) other than guidance issued by the Securities and Exchange Commission (the “SEC”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. The adoption of ASC 105-10 did not have any substantive impact on our consolidated financial statements or related footnotes.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)

December 31, 2009
Due in one year or less	$167,131	$167,116
Due after one year through two years	29,430	29,441

	$196,561	$196,557

December 31, 2008
Due in one year or less	$45,576	$45,638
Due after one year through two years	5,433	5,416

	$51,009	$51,054

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2009, 2008 or 2007.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2009
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	92,263	19	(9)	92,273
Government-sponsored enterprises	33,015	15	(8)	33,022
U.S. Treasury Note	64,939	7	(28)	64,918

	$196,561	$41	$(45)	$196,557

December 31, 2008
Demand deposit	$2,030	$—	$—	$2,030
Corporate debt securities	22,360	$54	$(154)	$22,260
Government-sponsored enterprises	16,285	110	(25)	16,370
U.S. Treasury Note	10,334	60	—	10,394

	$51,009	$224	$(179)	$51,054

None of our securities have been in a continuous unrealized loss position for more than 12 months, at December 31, 2009.

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. It is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis therefore we do not consider these investments to be other-than-temporarily impaired as of December 31, 2009. See Footnote 3 — Fair Value Measurements for further discussion.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	FAIR VALUE MEASUREMENTS

We currently measure and report at fair value our warrant liability, cash equivalents and investment securities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
Description	Dec. 31	(Level 1)	(Level 2)	(Level 3)

2009
Assets:
Money Market	$378,663	$378,663	$—	$—
Commercial paper	32,543	—	32,543	—
Corporate debt securities	92,273	—	92,273	—
Government-sponsored enterprises	33,022	—	33,022	—
U.S. Treasury Note	64,918	—	64,918	—

Total financial assets	$601,419	$378,663	$222,756	$—

Liabilities:
Warrants	$132,953	$—	$—	$132,953

Total financial liabilities	$132,953	$—	$—	$132,953

2008
Assets:
Money market	$7,830	$7,830	$—	$—
Commercial paper	51,936	—	51,936	—
Corporate debt securities	22,260	—	22,260	—
Government-sponsored enterprises	16,370	—	16,370	—
U.S. Treasury notes	10,394	—	10,394	—

Total financial assets	$108,790	$7,830	$100,960	$—

Liabilities:
Warrants	$14,190	$—	$—	$14,190

Total financial liabilities	$14,190	$—	$—	$14,190

As of December 31, 2009 and 2008, our cash equivalents, and short-term and long-term investments are recorded at fair value as determined through market, observable and corroborated sources.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
Description	2009	2008

Beginning balance, January 1	$14,190	$—
Purchases, issuances, and settlements	—	14,561
Total loss (gain) included in net loss(1)	118,763	(371)

Ending balance	$132,953	$14,190

(1)	The loss (gain) is reflected in our consolidated statements of operations as a component of other expense.

As further discussed in Note 7, the fair value of the Notes at December 31, 2009 was approximately $141.8 million, based on the last trading price in December. The fair value is determined based on quoted prices in active markets for similar instruments (a “Level 2” input).

The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Furniture and office equipment	$1,473	$1,188
Laboratory and manufacturing equipment	12,313	11,427
Computer equipment and software	22,485	10,134
Leasehold improvements	16,157	15,478
Buildings	1,730	1,730
Construction in progress	76,235	15,132

	130,393	55,089
Less accumulated depreciation and amortization	(31,429)	(26,939)

	$98,964	$28,150

We lease our commercial manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”). The New Jersey lease required us to provide the landlord with a $1.9 million letter of credit as a security deposit. The letter of credit, on our behalf, is secured by a deposit of $1.9 million. This deposit is recorded as a long-term investment as of December 31, 2009 and 2008 on our consolidated balance sheet. As we are responsible for the construction costs, we are deemed to be the owner of the New Jersey Facility for accounting purposes during the construction period. Consequently, we capitalized the $8.6 million building and related facility lease liability at the commencement of the construction.

On August 7, 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out (the “Orange County Facility”). The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million. As we are responsible for the construction costs, we are deemed to be the owner of the Orange County Facility for accounting purposes during the construction period. Upon taking possession of the Orange County Facility in September 2009 and subsequently beginning construction, we capitalized approximately $6.7 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $6.7 million, which was reflected in the accompanying balance sheet as facility lease obligation.

In July 2009, we entered into a lease with Majestic Realty Co. for a building (the “Atlanta Facility”) to be constructed in Atlanta, Georgia consisting of approximately 160,000 square feet. The facility is intended for use by us as a manufacturing facility, following construction. The lease will commence in 2010. The Atlanta facility lease will be accounted for in a similar manner as a facility lease obligation upon our taking possession of the facility following completion of the building shell.

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The letters of credit, on our behalf, are secured by a deposit of $2.4 million. This deposit is recorded as a long-term investment on our consolidated balance sheet as of December 31, 2009.

The New Jersey Facility and Orange County Facility leases have provisions requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.

For further description of the facilities’ leases, see Notes 6 and 12, which include the applicable future minimum payments under the Lease.

At December 31, 2009, the $76.2 million in construction in progress includes $47.1 million related to the New Jersey Facility expansion (including $422,000 in capitalized interest), $15.4 million capitalized facility lease (including $1.5 million in capitalized interest), $6.9 million related to the Orange County Facility construction, $4.8 million related to the Atlanta Facility construction and $1.5 million in software. At December 31, 2008, the $15.1 million in construction in progress included $9.5 million related to the remaining portion of the capitalized amount of the New Jersey Facility (including $931,000 in capitalized interest) and $5.6 million in software, mainly related to Intellivenge (including $253,000 in capitalized interest). In December 2009, we completed the development and implemented our Intellivenge system, an internally developed logistical and patient treatment management and planning system. As a result, $9.2 million was reclassified from construction in progress to computer equipment and software.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2009	2008
	(In thousands)

Clinical trial costs	$1,243	$1,700
Deferred rent	1,334	1,089
Accrued property and equipment	9,443	895
Accrued legal	318	286
Other accrued liabilities	7,219	1,900

	$19,557	$5,870

6.	FINANCING OBLIGATIONS AND DEBT

In August 2005, we leased the New Jersey Facility and, in accordance with ASC 840-40-15-5 (formerly EITF 97-10), we are deemed the owner of the New Jersey Facility during the construction period; therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $8.6 million as the New Jersey Facility lease obligation. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The New Jersey Facility lease obligation has an extended term of 17 years with an effective interest rate of 7.64 percent. The estimated lease term is based on the initial 7 year term of the New Jersey lease and a 10 year renewal. The future minimum payments of the New Jersey Facility lease obligation, as presented below, reflect such 17 year period. The New Jersey lease may be renewed for up to an additional 15 years beyond the estimated 17 year term.

In August 2009, we leased the Orange County Facility and, in accordance with ASC 840-40-15-5, we are deemed the owner of the facility during the construction period; therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a lease obligation of approximately $6.7 million as the Orange County Facility lease obligation. The lease payments are allocated to the building and land based on their estimated relative fair values. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46 percent. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5 year renewal. The future minimum payments of the Orange County Facility lease obligation, as presented below, reflect such 15.5 year period. The Orange County lease maybe be renewed for up to an additional five years beyond the estimated 15.5 year term.

See Notes 4 and 12 for a further description of the New Jersey Facility and Orange County Facility leases.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the New Jersey Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55 percent per year that was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1 percent, were paid in full at December 31, 2009. The GE Notes were secured by a Master Security Agreement, and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes, which would be released upon the repayment of the GE Notes or upon receipt of FDA approval for the commercialization of Provenge. The GE Notes were paid in full as of December 31, 2009 and the balance of the security deposit was returned to us at December 31, 2009.

In May 2009, we entered into a lease agreement for the purchase of Oracle software licenses. As the lease contains a bargain purchase option, the lease was treated as a capital lease. The capital lease, with an original

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $1.8 million and bearing interest at 11.9% per year is being repaid in 8 consecutive quarterly installments of principal and interest. The lease term includes a bargain purchase option.

The future minimum payments due under financing obligations were as follows as of December 31, 2009:

	Capital	Facility
	Lease	Lease
	Obligations	Obligations
	(In thousands)

Year ending December 31:
2010	$861	$1,291
2011	745	1,324
2012	—	1,369
2013	—	1,402
2014	—	1,420
Thereafter	—	13,568

Total payments	1,606	20,374
Less amount representing interest	(178)	(5,662)

Present value of payments	1,428	14,712
Less current portion of obligations	(722)	(592)

Long-term portion of obligations	$706	$14,120

7.	CONVERTIBLE SENIOR SUBORDINATED NOTES

In June and July 2007, $85.3 million of the 4.75% Notes due 2014 were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.9 million, $4.5 million and $2.5 million during 2009, 2008 and 2007, respectively.

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

In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our authorized and issued common stock for $21.2 million in aggregate principal face amount of the Notes held by existing holders of the Notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have identified embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.

As of December 31, 2009, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at December 31, 2009 and December 31, 2008 was approximately $141.8 million and $46.8 million, respectively, based on the last trading prices in December 2009 and December 2008, respectively. The fair value is determined based on quoted prices in active markets for similar instruments.

8.	STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2009.

Common Stock

At the 2009 Annual Meeting, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized number of shares of Common Stock from 150,000,000 shares to 250,000,000 shares.

Equity Sales

In December 2009, we received net proceeds of $409.5 million after deducting underwriting commissions and estimated offering expenses from our issuance of 17,250,000 shares of common stock at the public offering price of $24.75 per share.

In May 2009, we received net proceeds of $220.8 million after deducting underwriting commissions and estimated offering expenses from our issuance of 11,979,166 shares of common stock at the public offering price of $19.20 per share.

In April 2008, we issued 8.0 million Shares of our common stock, and Warrants to purchase up to 8.0 milion shares of common stock to an institutional Investor. We received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the Black Scholes Value, as defined in the Warrants. The Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at December 31, 2009 and 2008 was approximately $133.0 million and $14.2 million, respectively. We recorded approximately $118.8 million in non-operating loss and $371,000 in non-operating income for the year ended December 31, 2009 and 2008, respectively to reflect the change in the value of the Warrants.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”). We entered into the Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130,000,000 of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55,000,000 of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Common Stock Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Common Stock Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. On October 10, 2008, we sold 3,610,760 shares of our common stock at a price of $5.80 per share to Azimuth for gross proceeds of approximately $21.0 million under the Common Stock Purchase Agreement. We received net proceeds of approximately $19.8 million from the sale of these shares.

9.  STOCK-BASED COMPENSATION PLANS

We maintain three stock-based incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. We also have an Employee Stock Purchase Plan (the “ESPP”). Under these plans we issue new shares of common stock upon exercise of stock options and purchases under the ESPP.

We recorded stock-based employee compensation expense in the consolidated statement of operations in 2009, 2008 and 2007 of $17.2 million, $5.9 million and $6.1 million, respectively. We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock-based payment awards using the BSM option valuation model. Total stock-based employee compensation expense recognized in the consolidated statement of operations in 2009, 2008 and 2007 increased our net loss per share by $0.16, $0.06 and $0.07, respectively. As we use a full valuation allowance with respect to deferred taxes, there is no impact on deferred taxes.

Employee Stock Purchase Plan

We have an ESPP available to our employees. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of (i) 1 percent of the total number of fully diluted shares of our common stock then outstanding, including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2010, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 2,584,098 shares.

In 2009, 2008 and 2007, 386,125, 204,731, and 307,268 shares, respectively, were issued under the ESPP at an average price of $4.14, $3.52, and $3.52, respectively.

Equity Compensation Plans

In 2000, the Board of Directors and our stockholders approved the 2000 Equity Incentive Plan (the “2000 Plan”), A total of 4,400,000 shares of common stock were originally authorized and reserved for issuance under the 2000 Plan. In 2003, the Board of Directors and our stockholders approved amendments to the 2000 Plan: (i) to increase the number of shares of common stock authorized for issuance under the 2000 Plan by an additional 2,000,000 shares; (ii) to increase the number of shares of common stock annually reserved for issuance under the 2000 Plan, effective as of January 1, 2004, from 550,000 to 750,000 shares; and (iii) to permit us to assume existing options, stock bonuses and restricted stock awards that were granted or issued by another corporation and assumed by us in connection with a merger, consolidation or other corporate reorganization in which we are a party. Each year, the number of shares reserved for issuance under the 2000 Plan is automatically increased by the lesser of (i) 5 percent of the total number of shares of our common stock then outstanding, (ii) 750,000 shares, or (iii) a

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number to be determined by our Board of Directors.The 2000 Plan will expire in 2010. In 2009, the Board of Directors elected to add zero shares to the 2000 Plan on January 1, 2010.

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

In 2009, the Board and our stockholders approved the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan will expire in 2019. A total of 13,200,000 shares of common stock were reserved for issuance under the 2009 Plan. The 2009 Plan authorizes our Board of Directors to provide equity-based compensation in the form of stock options, which may be incentive stock options or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Any common stock shares that are subject to option rights or stock appreciation rights are counted against this limit as one common share for every one common share subject to such option awards or stock appreciation rights and any common stock shares that are subject to awards other than option awards or stock appreciation rights are counted against this limit as 1.37 common shares for every one common share subject to such other awards. Shares issued under the 2009 Plan may be shares of original issuance or treasury shares or a combination. Options granted under the 2009 Plan expire no later than 10 years from the date of grant. The option price must be at least 100 percent of the fair value on the date of grant. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms from time to time.

Stock Options and Employee Stock Purchases

The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the years ended December 31, 2009, 2008 and 2007:

	Employee Stock Options			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007

Weighted average estimated fair value	$17.90	$4.34	$3.40	$12.47	$1.36	$2.03
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	94%	91%	87%	157%	58%	124%
Risk-free interest rate(C)	2.0%	2.5%	3.8%	0.62%	1.5%	4.3%
Expected term(D)	4.4 years	4.5 years	4.8 years	1.2 years	0.5 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at January 1	4,877,268	$6.99	5,223,439	$7.10	5,664,958	$7.48
Granted	831,500	26.27	376,564	6.39	1,176,562	4.94
Exercised	(2,229,953)	7.18	(131,133)	4.37	(1,033,441)	6.51
Forfeited or expired	(204,200)	7.55	(591,602)	8.14	(584,640)	7.43

Outstanding at December 31	3,274,615	11.73	4,877,268	6.99	5,223,439	7.10

Options exercisable at December 31	1,929,911	7.75	3,617,543	7.58	3,608,654	8.05

Options available for future grant	12,630,046		703,297		138,267

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $36.2 million, $229,000, and $8.5 million, respectively. The total fair value of the options vested during 2009 was $2.8 million.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding As of	Contractual Life	Exercise	Exercisable as of	Exercise
Exercise Prices	December 31, 2009	(In Years)	Price	December 31, 2009	Price

$ 1.82 - $ 4.90	1,017,628	7.25	$4.61	623,026	$4.51
$ 4.95 - $ 6.39	752,276	6.15	5.85	589,779	5.72
$ 6.47 - $21.31	657,471	3.96	10.77	649,133	10.76
$22.99 - $26.64	694,350	9.33	25.90	66,083	26.12
$27.34 - $36.74	152,890	9.70	27.82	1,890	31.48

$ 1.82 - $36.74	3,274,615	6.89	$11.73	1,929,911	$7.75

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2009 was $48.1 million and $35.8 million, respectively. The weighted-average remaining contractual term for options exercisable was 5.5 years as of December 31, 2009.

As of December 31, 2009, we had approximately $11.6 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of approximately two years.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our BLA by the FDA. The balance will vest for non-executive employees upon the earlier of the dates that the requisite service periods are rendered or the approval of Provenge for commercialization by the FDA. The balance of the award for executive employees will vest upon the approval of Provenge for commercialization by the FDA. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees will vest 100% upon the approval of Provenge for commercialization by the FDA. Awards granted to non-executive employees vested 50% in June 2008 and the balance will vest upon the approval of Provenge for commercialization by the FDA. Each of these awards requires the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. We have considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and have unrecognized compensation costs of approximately $558,000 as of December 31, 2009 relating to these performance conditions.

The following table summarizes our restricted stock award activity during the years ended December 31, 2009, 2008, and 2007:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Outstanding at beginning of year	1,462,936	$6.13	1,449,687	$5.96	1,106,160	$4.45
Granted	1,521,147	8.50	554,138	6.33	1,017,004	6.68
Vested	(498,749)	5.97	(386,759)	5.68	(560,650)	4.45
Forfeited or expired	(125,196)	5.84	(154,130)	7.06	(112,827)	4.14

Outstanding at end of year	2,360,138	$7.71	1,462,936	$6.13	1,449,687	$5.96

As of December 31, 2009 we had approximately $8.2 million in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted average period of approximately one year.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards
Available
for Grant

Balance, January 1, 2007	884,366
Granted	(2,193,566)
Forfeited or expired	697,467
Additional shares reserved	750,000

Balance at December 31, 2007	138,267
Granted	(930,702)
Forfeited or expired	745,732
Additional shares reserved	750,000

Balance at December 31, 2008	703,297
Granted	(2,352,647)
Forfeited or expired	329,396
Additional shares reserved (includes 13,200,000 for the 2009 plan and 750,000 for the 2000 Plan)	13,950,000

Balance at December 31, 2009	12,630,046

Common Stock Reserved

As of December 31, 2009, shares of our common stock were reserved for issuance as follows:

Convertible senior subordinated notes	5,109,785
Warrants	8,000,000
Outstanding common stock options	3,274,615
Employee stock purchase plan	2,184,098
Common stock awards	2,360,138
Available for future grant under equity plans	12,630,046

33,558,682

10.	INCOME TAXES

As of December 31, 2009, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $597 million and $70 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $15.2 million and $2.6 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2010 through 2029, if not utilized.

We are subject to U.S. federal and state income tax examinations for years after 2004 and 2003, respectively. However, carryforward attributes that were generated prior to 2003 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2009, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$213,157	$186,754
Research credits	18,379	16,716
Stock-based compensation	4,610	2,322
Capitalized research and development	—	—
Other	4,497	5,648

Total deferred tax assets	240,643	211,440

Valuation allowance	(240,643)	(211,440)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $29.2 million, increased by $26.0 million, and decreased by $24.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholder’s equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards but not reflected in deferred tax assets for fiscal year 2009 and 2008 are $46.2 million and $8.0 million, respectively.

11.	NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the Notes and the Common Stock Purchase Agreement, from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Shares excluded from the computations of diluted net loss per common share were 31,738,144, 35,625,600, and 31,569,782 for December 31, 2009, 2008 and 2007, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share
	amounts)

Net loss	$(220,161)	$(71,644)	$(99,264)

Weighted average shares used in computation of basic and diluted net loss per share	108,050	90,357	82,531

Basic and diluted net loss per share	$(2.04)	$(0.79)	$(1.20)

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES

We have a supply agreement with Diosynth covering the commercial production of the antigen used in connection with Provenge. We currently have a commitment with Diosynth to purchase inventory for a total of $39.5 million. As of December 31, 2009, we have made a deposit of $19.0 million and expect to receive shipment of the order commencing during 2010. We have a remaining obligation of $20.5 million as of December 31, 2009. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

The majority of our operating lease payments relate to our three leases in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia. The three leases in Seattle began in 1998, 2004 and 2009 and expire in 2011; the lease on the New Jersey Facility began in 2005 and the initial term expires in 2012; the lease on the Orange County Facility began in 2009 and the initial term expires in 2019; the lease for the Atlanta Facility commences in 2010.

In August 2005, we leased the New Jersey Facility and in August 2009 we leased the Orange County Facility. As we are deemed the owners of the New Jersey Facility and Orange County Facility during the construction period we capitalized approximately $8.6 million and $6.7 million, respectively, which represented the estimated fair value of the buildings, and recorded lease obligations of approximately $8.6 million and $6.7 million, respectively, as the facility lease obligations. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. Included in the payment schedule below, for the New Jersey Facility, are payments reflecting the initial 7 year term of the lease and a 10 year renewal period. Included in the payment schedule below, for the Orange County Facility, are payments reflecting the initial 10.5 year term of the lease and a 5 year renewal period. In August 2009 we entered into a lease for the Atanta Facility which will commence in 2010. Included in the payment schedule below, for the Atlanta Facility, are payments that reflect the initial 10.5 year term of the Atlanta lease. See Notes 4 and 6 for a further description of the leases.

Future minimum lease payments under noncancelable operating leases at December 31, 2009, were as follows:

Operating
Leases
(In thousands)

Year ending December 31:
2010	$5,837
2011	5,851
2012	1,854
2013	1,764
2014	1,761
Thereafter	15,929

Total minimum lease payments	$32,996

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $4.4 million, $4.4 million, and $4.7 million, respectively.

Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. On December 21, 2007, the Company and individual defendants jointly filed a motion to dismiss the complaint. By order dated April 18, 2008, the Court granted the motion to dismiss the complaint, holding that plaintiffs failed to plead a claim against the Company or the individual defendants, and allowing plaintiffs thirty days to file an amended complaint. Plaintiffs filed an amended complaint on June 2, 2008, naming Dendreon, our chief executive officer, and a senior vice president as defendants. Defendants filed a motion to dismiss the amended complaint on July 2, 2008. By order dated December 5, 2008, the Court granted the motion to dismiss the allegations against our chief executive officer based on allegedly false or misleading statements and his sale of Dendreon stock, and denied the remainder of the motion. The Court gave plaintiffs permission to file an amended complaint to reassert their allegations against our chief executive officer, and plaintiffs filed a second amended complaint on January 5, 2009. Defendants filed a motion to dismiss the second amended complaint on January 29, 2009. On May 21, 2009, the Court issued an order granting in part, and denying in part, defendants’ motion to dismiss the second amended complaint, and allowing leave to amend. Plaintiffs filed a third amended complaint on June 8, 2009. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and exchanged initial disclosures on July 22, 2009. The Court has ordered that discovery be completed by May 21, 2010. The Court has also set a trial date in this action for October 18, 2010.

On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. The complaint challenges disclosures related to the FDA’s actions regarding our pending BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. It seeks compensatory damages, attorney’s fees and expenses. On April 24, 2009, the parties filed a joint stipulation asking the court to postpone the deadline to respond to the complaint until 30 days after a final ruling on all motions to dismiss in McGuire v. Dendreon. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and exchanged initial disclosures on October 13, 2009. The Court has ordered that discovery be completed by May 21, 2010. The Court has also set a trial date in this action for October 18, 2010.

On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case is captioned Loh v. Gold, et al. The complaint is derivative in nature and does not seek monetary damages from the Company. However, the Company may be required, throughout the pendency of the action, to advance payment of legal fees and costs incurred by the defendants. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. The plaintiff filed a consolidated opposition to both motions to dismiss, and the Company and the individual defendants filed replies to the plaintiff’s opposition. By order dated February 18, 2009, the Court granted a stipulated motion from all parties requesting that oral argument be postponed until after the resolution of the motion to dismiss the second amended complaint in the federal class action, McGuire v. Dendreon. On July 27, 2009, plaintiff filed a Verified Second Amended Complaint. On September 14, 2009, defendents filed a motion to dismiss the Verified Second Amended Complaint. The parties have completed briefing on the motion to dismiss, and oral argument on the motion was held on February 19, 2010. No trial date has been set, and discovery has not commenced.

On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Our contributions to the plans are discretionary as determined by the Board of Directors. We match employee contributions fifty cents for each dollar, up to a maximum of $4,000 per employee per year in 2009 and $2,000 per employee per year in 2008 and 2007. Employer contributions in 2009, 2008 and 2007 were $681,210, $311,000, and $361,000, respectively.

14.	RESTRUCTURING

On May 8, 2007, we received a Complete Response Letter from the FDA regarding our BLA. In its letter, the FDA requested additional clinical data in support of the efficacy claim contained in the BLA, as well as additional information with respect to the CMC section of the BLA. As a result, our Board of Directors, on May 16, 2007, approved the reduction of personnel who were focused on the near term commercialization activities of Provenge. As a result of the realignment, we reduced our workforce by approximately 18%, or 40 positions. We incurred a total of $1.9 million in restructuring charges for employee severance, outplacement costs, contract termination costs and non-cash compensation due to the accelerated vesting of options and restricted stock awards of certain employees. Of the total $1.9 million in restructuring charges, approximately $1.5 million was included in research and development expenses and approximately $409,000 was included in general and administrative expenses. In September 2007, we incurred additional restructuring costs of approximately $442,000. Substantially all costs related to the September 2007 restructuring were recognized as research and development expenses. There were no restructuring expenses incurred or paid during 2009.

				Balance			Balance
	Accrued in	Paid in		As of	Paid in		As of
Restructuring Charges	2007	2007	Adjustments	12/31//07	2008	Adjustments	12/31//08
			(In thousands)

Severance and outplacement costs	$1,871	$(1,508)	$(29)	$334	$(295)	$(39)	$—

Contract termination costs	300	(300)	—	—	—	—	—
Stock compensation expense	199	(199)	—	—	—	—	—

Total	$2,370	$(2,007)	$(29)	$334	$(295)	$(39)	$—

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statement of operations for each quarter of 2009 and 2008:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2009
Revenue	$30	$25	$25	$21
Total operating expenses	17,014	20,929	25,795	36,404
Loss from operations	(16,984)	(20,904)	(25,770)	(36,383)
Net loss(a)	(15,384)	(126,717)	(45,551)	(32,509)
Basic and diluted net loss per share	(0.16)	(1.20)	(0.40)	(0.28)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2008
Revenue	$31	$26	$26	$28
Total operating expenses	19,153	18,613	17,285	15,538
Loss from operations	(19,122)	(18,587)	(17,259)	(15,510)
Net loss(b)	(19,516)	(16,514)	(26,777)	(8,837)
Basic and diluted net loss per share	(0.23)	(0.18)	(0.29)	(0.09)

(a)	Net loss during the quarters ended June 30, 2009 and September 30, 2009 includes loss from warrant valuation of $105.8 million and $19.4 million, respectively. Net loss during the quarters ended March 31, 2009 and December 31, 2009 includes gain from warrant valuation of $2.4 million and $4.0 million, respectively.

(b)	Net loss during the quarter ended September 30, 2008 includes loss from warrant valuation of $9.1 million. Net loss during the quarter ended June 30, 2008 and December 31, 2008 includes gains from warrant valuation of $2.4 million and $7.1 million, respectively.