Form 10-Q
period 2010-03-31
DENDREON CORP
filed 2010-05-10
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of May 3, 2010 was 135,241,590.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$274,562	$409,829
Short-term investments	234,755	167,116
Prepaid antigen costs	20,321	18,975
Prepaid expenses and other current assets	11,019	8,566

Total current assets	540,657	604,486
Property and equipment, net	141,284	98,964
Long-term investments	18,498	29,441
Debt issuance costs and other assets	2,469	2,524

Total assets	$702,908	$735,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,215	$2,257
Accrued liabilities	24,489	19,557
Accrued compensation	6,145	6,855
Warrant liability	201,036	132,953
Current portion of capital lease obligations	1,003	722
Current portion of facility lease obligations	679	592

Total current liabilities	243,567	162,936
Long-term accrued liabilities	1,733	1,554
Capital lease obligations, less current portion	345	706
Facility lease obligations, less current portion	20,262	14,120
Convertible senior subordinated notes	52,535	52,535
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 131,543,303 and 131,125,690 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	131	131
Additional paid-in capital	1,293,499	1,286,891
Accumulated other comprehensive income (loss)	20	(4)
Accumulated deficit	(909,184)	(783,454)

Total stockholders’ equity	$384,466	$503,564

Total liabilities and stockholders’ equity	$702,908	$735,415

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$21	$30
Operating expenses:
Research and development	29,414	11,797
General and administrative	28,218	5,217

Total operating expenses	57,632	17,014

Loss from operations	(57,611)	(16,984)
Other income (expense):
Interest income	278	333
Interest expense	(314)	(1,112)
(Loss) gain from valuation of warrant liability	(68,083)	2,379

Net loss	$(125,730)	$(15,384)

Basic and diluted net loss per share	$(0.96)	$(0.16)

Shares used in computation of basic and diluted net loss per share	131,456	95,767

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities:
Net loss	$(125,730)	$(15,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,465	1,120
Non-cash stock-based compensation expense	7,070	1,822
Loss (gain) on valuation of warrant liability	68,083	(2,379)
Amortization of securities discount and premium	355	(4)
Changes in operating assets and liabilities:
Prepaid antigen costs	(1,346)	—
Prepaid expenses and other assets	(2,398)	163
Accounts payable	7,958	359
Accrued liabilities and compensation	4,222	(598)
Other long-term liabilities	(20)	(8)

Net cash used in operating activities	(39,341)	(14,909)

Investing Activities:
Maturities and sales of investments	71,044	17,482
Purchases of investments	(128,071)	—
Purchases of property and equipment	(37,923)	(2,360)

Net cash (used in) provided by investing activities	(94,950)	15,122

Financing Activities:
Proceeds from release of security deposit associated with debt	—	853
Payments on capital lease obligations	(369)	—
Payments on long-term debt	—	(820)
Payments on facility lease obligations	(145)	(52)
Net payments from exercise of stock options and other	(462)	(18)

Net cash used in financing activities	(976)	(37)

Net increase (decrease) in cash and cash equivalents	(135,267)	176
Cash and cash equivalents at beginning of year	409,829	59,523

Cash and cash equivalents at end of period	$274,562	$59,699

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$230	$204
Assets acquired under facility and capital leases	$6,663	$—
Increase in asset retirement obligation	$199	$6
See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed Provenge® (sipuleucel-T), an autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory, prostate cancer. We expect patients to be scheduled and begin receiving Provenge in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for Provenge.
Principles of Consolidation
     Effective in the quarter ended March 31, 2010, Dendreon Holdings, LLC (“Dendreon Holdings”) and Dendreon Distribution, LLC (“Dendreon Distribution”) were established. Both of these entities are wholly-owned subsidiaries of the Company. The consolidated financial statements for the three months ended March 31, 2010 include the accounts of Dendreon and its wholly-owned subsidiaries, Dendreon Holdings and Dendreon Distribution.
     The financial statements for the three months ended March 31, 2009 include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego LLC (“Dendreon San Diego”) through February 2, 2009, the effective date of dissolution of the entity.
     All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The accompanying financial information as of December 31, 2009 has been derived from audited financial statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of future results that may be expected for the year ending December 31, 2010 or any other future period.

Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because all such securities are antidilutive to the computation of net loss per share. As of March 31, 2010 and 2009, shares excluded from the computation of net loss per share were 32,210,671 and 36,350,769, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other raw materials. The Company takes title to these materials when accepted from the third party supplier and stores them for manufacturing and eventual sale. These materials consist of the recombinant antigen used in the manufacture of Provenge, and other raw material costs associated with Provenge. The prepaid costs of these materials are capitalized, as in the view of the Company there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials will be expensed as research and development expense in the period the costs are incurred. As of March 31, 2010, there was $20.3 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and is expected to begin to deliver in 2010.
Research and Development Expenses
     Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.
Accounting for Stock-Based Compensation
     Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options are calculated using the Black Scholes Merton (“BSM”) option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.
     We grant restricted stock awards that generally vest over a four year period, however in 2006 and 2007, we granted restricted stock awards with certain performance conditions to all employees. We are required to estimate the probability of achieving each acceleration provision. The restricted stock awards granted in 2006 and 2007 with remaining performance conditions all vested upon marketing approval for Provenge by the FDA on April 29, 2010 (the “Approval Date”). Compensation expense is recorded based upon our assessment of this acceleration.
     At March 31, 2010 and December 31, 2009, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2009 Form 10-K, and in the Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders. Stock compensation expense was $7.1 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively, of which $2.8 million and $918,000, respectively, were included in research and development expense and $4.3 million and $904,000, respectively, were included in general and administrative expense. In each of the three months ended March 31, 2010 and 2009, the tax deductions related to stock compensation expense were not reported as a financing cash flow, versus an operating cash flow, because of the availability of net operating losses.

     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for awards granted during the three months ended March 31, 2010 and 2009:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Three Months ended			For the Three Months ended
	March 31,			March 31,
	2010	2009		2010	2009
Weighted average estimated fair value	$17.83	(A	)	$16.47	$3.37
Weighted Average Assumptions
Dividend yield (B)	0.0%	(A	)	0.0%	0.0%
Expected volatility (C)	79.4%	(A	)	141.0%	157.5%
Risk-free interest rate (D)	2.08%	(A	)	0.45%	0.63%
Expected term (E)	4.4 years	(A	)	1.0 years	1.3 years

(A)	During the three months ended March 31, 2009 we did not grant stock options; therefore the above-described assumptions and the weighted average estimated fair value were not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the weighted average of the historical volatilities of our stock and the volatilities of certain peer companies.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the three months ended March 31, 2010:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2010	3,274,615	$11.73
Granted	238,170	29.32
Exercised	(98,156)	6.82
Forfeited	(5,693)	16.29

Outstanding, March 31, 2010	3,408,936	$13.09	6.89	$79,692,752

Exercisable, March 31, 2010	1,927,997	$7.67	5.30	$55,533,778
     As of March 31, 2010 we had approximately $13.0 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately two years.
Restricted Stock Awards
     Restricted stock awards granted generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our Biologics License Application by the FDA. The balance vested for non-executive employees upon the earlier of the dates that the requisite service periods were rendered or the approval of Provenge for commercialization by the FDA on the Approval Date. The balance of the award for executive employees vested on the Approval Date. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees vested 100% upon the Approval Date. Awards granted to non-executive employees vested 50% in June 2008 and the balance vested upon the Approval Date. Each of these awards required the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. We considered the probability of achieving each acceleration provision, recorded compensation expense based upon our assessment of these performance contingencies and had unrecognized compensation costs of approximately $218,000 as of March 31, 2010 relating to these performance conditions.
     The following table summarizes our restricted stock award activity during the three months ended March 31, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Stock	Date	Stock	Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	2,360,138	$7.71	1,462,936	$6.13
Granted	725,079	29.39	1,236,957	4.55
Vested	(361,742)	6.45	(230,717)	5.54
Forfeited or expired	(25,131)	10.98	(84,658)	5.69

Outstanding at end of period	2,698,344	$13.67	2,384,518	$5.39

     As of March 31, 2010 we had approximately $22.3 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted average period of approximately three years.
Fair Value
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

     Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment,” and asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the BSM Value, as defined in the Warrants.
     The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent reporting date. Any change in value between reporting periods will be recorded as other income (expense). The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the BSM option-pricing model. As of March 31, 2010 and December 31, 2009, the fair value of the Warrants was determined to be $201.0 million and $133.0 million, respectively. We recognized approximately $(68.1) million and $2.4 million in (loss) gain from valuation of warrant liability for the three months ended March 31, 2010 and 2009, respectively, related to the change in the fair value of the Warrants.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 “Subsequent Events” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.
     During the quarter ended March 31, 2010 we adopted ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”) that updated ASC 820 “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and 2 fair value measurements are effective commencing with the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ended March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.
4. FAIR VALUE MEASUREMENTS
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

     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable	Estimated Fair
	Balance as of	Assets	Inputs	Inputs	Value as of
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets:
Money market	$233,547	$233,547	$—	$—	$378,663
Commercial paper	33,896	—	33,896	—	32,543
Corporate debt securities	89,208	—	89,208	—	92,273
Government-sponsored enterprises	88,760	—	88,760	—	33,022
U.S. Treasury Note	68,941	—	68,941	—	64,918

Total financial assets	$514,352	$233,547	$280,805	$—	$601,419

Liabilities:
Warrants	$201,036	$—	$—	$201,036	$132,953

Total financial liabilities	$201,036	$—	$—	$201,036	$132,953

     The fair value of the Warrants was determined using the BSM method with volatility derived from the weighted average current volatility and implied volatilities of traded options.
     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Three Months	Year
	Ended	Ended	Ended
Description	March 31, 2010	March 31, 2009	December 31, 2009
Beginning balance	$132,953	$14,190	$14,190
Purchases, issuances, and settlements	—	—	—
Total loss (gain) included in net loss (1)	68,083	(2,379)	118,763

Ending balance	$201,036	$11,811	$132,953

(1)	The loss for the three months ended March 31, 2010 relates to the revaluation of the warrant liability from December 31, 2009 through March 31, 2010. The loss is reflected in our consolidated statements of operations as a component of other expense.
     The fair value of the Notes at March 31, 2010, was approximately $192.4 million, based on the last trading price in March. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate their fair value based on current interest rates which contain an element of default risk.

5. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)
March 31, 2010
Due in one year or less	$234,743	$234,755
Due after one year through two years	18,490	18,498

	$253,233	$253,253

December 31, 2009
Due in one year or less	$167,131	$167,116
Due after one year through two years	29,430	29,441

	$196,561	$196,557

     Our gross realized gains or losses on sales of available-for-sale securities were not material for the three months ended March 31, 2010 or 2009.
     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
		(In thousands)
March 31, 2010
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	89,209	29	(30)	89,208
Government-sponsored enterprises	88,770	17	(27)	88,760
U.S. Treasury Note	68,910	31	—	68,941

	$253,233	$77	$(57)	$253,253

December 31, 2009
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	92,263	19	(9)	92,273
Government-sponsored enterprises	33,015	15	(8)	33,022
U.S. Treasury Note	64,939	7	(28)	64,918

	$196,561	$41	$(45)	$196,557

None of our securities have been in a continuous unrealized loss position for more than 12 months at March 31, 2010.

     We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). Amortization of discounts or premiums is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The decline in fair value of certain of our investments is judged by us, on an individual basis, to be temporary. We do not intend to sell an impaired security, and it is not more likely than not we will be required to sell the security before the recovery of its amortized cost basis. See Footnote 4 – Fair Value Measurements for further discussion.
6. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Furniture and office equipment	$3,257	$1,473
Laboratory and manufacturing equipment	12,487	12,313
Computer equipment and software	25,019	22,485
Leasehold improvements	28,324	16,157
Buildings	4,523	1,730
Construction in progress	101,401	76,235

	175,011	130,393
Less accumulated depreciation and amortization	(33,727)	(31,429)

	$141,284	$98,964

     In August, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. Phase II of the facility build-out was completed in January 2010.
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
     In July, 2009, we entered into a lease with Majestic Realty Co. for building space totaling approximately 160,000 square feet in Atlanta, Georgia (“Atlanta Facility”) for use by us as a manufacturing facility following build-out. We took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first year of the lease term. We are in the construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. As we are responsible for the construction costs, we are deemed to be the owner of the facility for accounting purposes during the construction period. Upon taking possession of the facility and beginning construction, we capitalized approximately $6.4 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $6.4 million, which was reflected in the accompanying balance sheet as facility lease obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and the balance of the lease payment is applied to the facility lease obligation.

     At March 31, 2010, the $101.4 million in construction in progress included $42.3 million related to the New Jersey Facility expansion, $25.6 million related to the build-out of the Orange County, California facility (“Orange County Facility”), $8.8 million related to the build-out of the Atlanta Facility, $3.0 million in software, mainly related to our electronic document management system, $20.4 million of capitalized facility leases and $944,000 of capitalized interest.
7. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Clinical trial costs	$1,778	$1,243
Deferred rent	1,292	1,334
Accrued property and equipment	12,727	9,443
Accrued legal costs	167	318
Other accrued liabilities	8,525	7,219

	$24,489	$19,557

8. CONVERTIBLE SENIOR SUBORDINATED NOTES
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $314,000 and $1.1 million during the three months ended March 31, 2010 and 2009, respectively.
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
9. COMMITMENTS AND CONTINGENCIES
     We have a supply agreement with Diosynth covering the commercial production of the recombinant antigen used in connection with Provenge. We currently have a commitment with Diosynth to purchase inventory through the second quarter of 2011 for a total of $39.5 million. As of March 31, 2010, we have made a deposit of $20.3 million and expect to receive shipment of the order beginning in 2010. We have a remaining obligation related to this commitment of approximately $19.2 million as of March 31, 2010.

In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is approximately $40.0 million of which approximately $10.0 million will be prepaid to Diosynth in the second quarter of 2010. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II of the construction, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, was completed in January 2010. The construction agreement specifies that Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by May 2010. There are incentives included in the Agreement for the completion of work prior to such dates and penalties for failing to meet such deadline. The guaranteed maximum price for the completion of all work under the Construction Agreement is approximately $51.0 million of which $37.2 million has been paid through March 31, 2010.
     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-out of the Atlanta Facility and Orange County Facility, for a maximum total cost of $89.9 million of which $15.8 million has been paid through March 31, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing plaintiffs leave to amend the complaint each time. Plaintiffs filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and trial in this action has been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation.
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case was captioned Loh v. Gold, et al. The complaint was derivative in nature and did not seek monetary damages from the Company. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. Before the Court ruled on defendants’ motion to dismiss the amended complaint, plaintiff filed a second amended complaint on July 27, 2009. On September 14, 2009, defendants filed a motion to dismiss the second amended complaint. On February 22, 2010, the Court dismissed the second amended complaint, with prejudice. Plaintiff did not appeal this ruling.

     On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations relate to the Company’s BLA filed with the FDA for Provenge. These potential claims were not against the Company. Following the dismissal of the action in Loh v. Gold, the Company was informed that these demands for investigation and legal action are not being pursued.
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
10. EQUITY
Equity Line of Credit
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to the Common Stock Purchase Agreement with Azimuth, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55.0 million of our common stock in any single draw down. In addition, the number of shares of our common stock purchased by Azimuth under the Common Stock Purchase Agreement cannot equal or exceed 20% of our issued and outstanding shares of common stock as of the date of the Common Stock Purchase Agreement. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period.
11. COMPREHENSIVE LOSS
     Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended
	March 31,
(in thousands)	2010	2009
Net loss	$(125,730)	$(15,384)
Net unrealized gain (loss) on securities	24	(46)

Comprehensive loss	$(125,706)	$(15,430)

12. SUBSEQUENT EVENTS
Licensure of Provenge by the FDA
     Dendreon was granted licensure by the FDA for Provenge (sipuleucel-T) on April 29, 2010.
Diosynth
     In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is approximately $40.0 million of which approximately $10.0 million will be prepaid to Diosynth in the second quarter of 2010.

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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the risk factors contained therein, audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that significantly improve cancer treatment options for patients. Our portfolio includes active immunotherapy and small molecule product candidates to treat a wide range of cancers. On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed Provenge® (sipuleucel-T), an autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory, prostate cancer. We expect patients to be scheduled and begin receiving Provenge in May 2010.
     We have incurred significant losses since our inception. As of March 31, 2010, our accumulated deficit was $909.2 million, of which $186.5 million relates to the increase in our warrant liability described below. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from revenue generated from commercial sales of Provenge and our available cash as we expand our operations including our manufacturing capabilities, develop the infrastructure to support the commercialization of Provenge, continue our clinical trials, apply for regulatory approvals and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of Provenge. We own worldwide rights for Provenge.
     Since receiving positive clinical data from our IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study for Provenge in April 2009, we have focused on the amendment to our Biologics License Application (our “BLA”), submitted in October 2009, and expanding our manufacturing operations and commercial infrastructure. We have and expect to continue to significantly increase our investment in commercial infrastructure. Approximately 25% of the capacity of the New Jersey Facility has been approved by the FDA for commercial manufacturing. We began the expansion of the remaining 75% capacity of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) in July 2009 to bring that facility to full capacity. We expect the additional build-out of that facility to be substantially completed later this year, which will be followed by validation and an inspection by the FDA. Subject to validation by the FDA, we expect the additional capacity to be available in the first half of 2011. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, and Orange County, California, for an aggregate of approximately 340,000 square feet of space we intend to use for commercial manufacturing, following construction build-out and validation of these new facilities. Each of these facilities leases has an initial ten and a half-year term, with two renewal terms of five years each. In Atlanta and Orange County, California, we are in the midst of the construction build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. We anticipate it will take approximately one year from commencement of construction to substantially complete the build-out of these facilities, which will be followed by validation and inspection by the FDA prior to use for the commercial manufacture of Provenge.

     Other potential product candidates we have under development include our investigational active cellular immunotherapy directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/ neu. Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer as well as benign prostatic hyperplasia. In December 2008 we filed an investigational new drug application (“IND”) to investigate this small molecule in advanced cancer patients. The IND was cleared by the FDA in January 2009. In 2009, we commenced our Phase 1 clinical trial to evaluate TRPM8 and the trial is ongoing.
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
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package antigen and other raw materials used in its products. The Company takes title to these materials when accepted from the third party and stores them for manufacturing and eventual sale. These materials consist of the recombinant antigen used in the manufacture of Provenge, and other raw material costs associated with Provenge. The prepaid costs of these materials are capitalized, as in the view of the Company there is probable future commercial use and future economic benefit. If future commercial use and future economic benefit are not considered probable, then costs associated with prepaid manufacturing and raw materials will be expensed as research and development expense in the period the costs are incurred. As of March 31, 2010, there was $20.3 million of capitalized costs associated with the purchase of the antigen used in the manufacture of Provenge, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and delivery is expected to begin in 2010.
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
     Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment,” and asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature.

     The Warrants have been recorded at their relative fair values at issuance and will continue to be recorded at fair value each subsequent balance sheet date. Any change in value between reporting periods will be recorded as other income (expense) each reporting date. The Warrants will continue to be reported as a liability until such time as they are exercised or are otherwise modified to remove the provisions that require this treatment, at which time the Warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants is estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of March 31, 2010 and December 31, 2009, the fair value of the Warrants was determined to be $201.0 million and $133.0 million, respectively; accordingly, we recorded approximately $68.1 million in other loss for the three months ended March 31, 2010 related to the change in the fair value of the Warrants.
Recent Accounting Pronouncements
     Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09 “Subsequent Events” amending Accounting Standards Codification (“ASC”) 855 “Subsequent Events” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date the financial statements are issued but it is not required to disclose the date. The amendment is effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.
     During the quarter ended March 31, 2010 we adopted ASU 2010-06 “Fair Value Measurements and Disclosures” (“ASU 2010-06”) that updated ASC 820 “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and 2 fair value measurements are effective for the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ended March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Revenue
     Revenue decreased to $21,000 for the three months ended March 31, 2010, compared to $30,000 for the three months ended March 31, 2009. Our revenue in 2010 and 2009 is the recognition of deferred revenue related to a license agreement.
Research and Development Expenses
     Research and development expenses increased to $29.4 million for the three months ended March 31, 2010, from $11.8 million for the three months ended March 31, 2009. This increase is the result of increased wages, payroll taxes and employee related expenses including stock compensation as well as product development costs in connection with Provenge.
     Financial data related to our research and development activities is categorized as either costs associated with clinical programs or discovery research. Our research and development expenses for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Clinical programs:
Direct costs	$2.6	$1.4
Indirect costs	25.1	10.0

Total clinical programs	27.7	11.4
Discovery research	1.7	0.4

Total research and development expense	$29.4	$11.8

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
General and Administrative Expenses
     General and administrative expenses increased to $28.2 million for the three months ended March 31, 2010, compared to $5.2 million for the three months ended March 31, 2009. General and administrative expenses were primarily comprised of salaries and wages, stock-based compensation, consulting fees, marketing fees and administrative costs to support our operations. The increase in the three months ended March 31, 2010 compared to 2009 was primarily attributable to increased payroll and outside costs related to pre-commercialization efforts for Provenge.
Interest Income
     Interest income decreased to $278,000 for the three months ended March 31, 2010 from $333,000 for the three months ended March 31, 2009. The decrease was primarily due to lower average interest rates.
Interest Expense
     Interest expense decreased to $314,000 for the three months ended March 31, 2010, compared to $1.1 million for the three months ended March 31, 2009. The decrease was primarily due to a lower outstanding debt balance associated with the conversion in April 2009 and the exchange in May 2009 of $32.7 million in aggregate principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) to equity and an increase in capitalized interest expense.
Warrant Liability
     Non-operating loss associated with the increase in warrant liability for the three months ended March 31, 2010 was $68.1 million as compared to non-operating income of $2.4 million for the three months ended March 31, 2009. The fair value was calculated using the BSM option-pricing model and is remeasured at each reporting period. Potential future increases in our stock price will result in losses being recognized in our statement of operations in future periods. Conversely, potential future declines in our stock price will result in gains being recognized in our statement of operations in future periods. Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of March 31, 2010, we had approximately $527.8 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements and interest income earned.
     Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $39.3 million and $14.9 million, respectively. Expenditures related to operating activities in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2010 resulted from expenses associated with the preparation for the commercial launch of Provenge in 2010.
     Net cash (used in) provided by investing activities for the three months ended March 31, 2010 and 2009, was ($95.0) million and $15.1 million, respectively. Expenditures related to investing activities for the three months ended March 31, 2010, consisted primarily of purchases of investments of $128.1 million and purchases of property and equipment, primarily related to facilities related expenditures, of $37.9 million, offset by maturities and sales of investments of $71.0 million.
     We believe that our current cash on hand as of March 31, 2010, is sufficient to meet our anticipated expenditures for at least the next 12 months as we execute on our commercialization plan for Provenge. We expect revenue from Provenge product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long term liquidity needs for uses including:
•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of Provenge,

•	working capital needs,

•	increased personnel needs,

•	continuing and expanding our internal research and development programs, and

•	potentially engaging in clinical trials outside of the U.S., commercial infrastructure development and other investment in order to support the commercialization of Provenge in territories outside the United States.
Office Leases
     In March 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. In April 2010 we leased an additional 11,500 square feet in the headquarters building with a term commencing in May 2010 and ending December 31, 2011.
     We lease our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 71,000 square feet, under an operating lease through December 31, 2011, with the option to extend the term for an additional five years. The annual base rent for the extended lease term is approximately $2.7 million, which is to be increased annually between three to six percent, approximating the Seattle area consumer price index.
     In July 2009 we entered into a sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately 37,000 square feet. The term of the sublease is through April 2011.
Manufacturing Facilities Leases
     We anticipate facilities related expenses, including equipment expenditures, to increase significantly during 2010 as we execute on our plan for commercial launch of Provenge in 2010. As described below in more detail, during 2009 we entered into:
•	leases for two new manufacturing facilities in Atlanta, Georgia and Orange County, California that will total approximately 340,000 square feet of manufacturing space; and

•	a construction agreement for the completion of Phases II and III of our New Jersey Facility; and

•	construction agreements for the build-out of our Atlanta, Georgia and Orange County, California facilities.
     On August 18, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture Provenge for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. Phase II of the facility build-out was completed in January 2010. The lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. The deposit was later reduced to $1.9 million. The $1.9 million security deposit was recorded as long-term investment on our consolidated balance sheet as of March 31, 2010.

     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II of construction, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, was completed in January 2010. The construction agreement specifies that Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices, is to be substantially complete by May 2010. There are incentives included in the agreement for the completion of work prior to such dates and penalties for failing to meet such deadlines. The guaranteed maximum price for the completion of all work under the agreement is approximately $51.0 million of which $37.2 million has been paid through March 31, 2010.
     As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.
     In July 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 square feet (the “Atlanta Facility”). The facility is intended for use by us as a manufacturing facility following build-out. The initial lease term, which commenced in March 2010 upon substantial completion of the facility, is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
     In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 square feet in Orange County, California (the “Orange County Facility”) for use by us as a manufacturing facility following build-out. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.
     The Georgia and California leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The letters of credit on our behalf are secured by a deposit of $2.4 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of March 31, 2010.
     During the third quarter 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build-out of the Atlanta Facility and the Orange County Facility as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of $5.9 million.
     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-outs of the Atlanta Facility and Orange County Facility, for a maximum total cost of $89.9 million of which $15.8 million has been paid through March 31, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
Production and Supply Expenses
     In May 2009, we placed an order for $39.5 million with Diosynth under our agreement dated December 22, 2005, as amended, which covers the commercial production of the recombinant antigen used in connection with Provenge. We expect to receive shipment of the order commencing in 2010. As of March 31, 2010, our remaining obligation related to this commitment is to pay Diosynth $19.2 million upon the delivery of antigen. In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is approximately $40.0 million of which approximately $10.0 million will be prepaid to Diosynth in the second quarter of 2010. Our agreement with Diosynth, as amended, has an initial term through December 31, 2013, and unless terminated, will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

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
     In April 2008, we received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants are exercisable at any time prior to April 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the BSM Value, as defined in the Warrants. The Warrants are recorded as a liability and then marked to market each period through earnings in other income (expense). The fair value of the Warrants at March 31, 2010 and December 31, 2009 was approximately $201.0 million and $133.0 million, respectively. As a result of this increase, we recorded $68.1 million in non-operating loss for the three months ended March 31, 2010.
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement with Azimuth (the “Common Stock Purchase Agreement”), which we amended in October 2008 and February 2009. The Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. From time to time, and at our sole discretion, we may present Azimuth with draw down notices to purchase our common stock over 10 consecutive trading days or such other period mutually agreed upon by us and Azimuth. Each draw down is subject to limitations based on the price of our common stock, with a minimum price of $4.00 per share before Azimuth is committed to purchase any shares, and a limit of 2.5% of our market capitalization at the time of such draw down, provided, however, Azimuth will not be required to purchase more than $55.0 million of our common stock in any single draw down. We are able to present Azimuth with up to 24 draw down notices during the term of the Common Stock Purchase Agreement, with a minimum of five trading days required between each draw down period. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million.
Convertible Notes
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $314,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.
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
     As of March 31, 2010, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at March 31, 2010 and December 31, 2009 was approximately $192.4 million and $141.8 million, respectively, based on the last trading prices in March and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments.
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
     As of March 31, 2010 and December 31, 2009, we had short-term investments of $234.8 million and $167.1 million, respectively, and long-term investments of $18.5 million and $29.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at March 31, 2010, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.2 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to Provenge and the FDA’s actions regarding our BLA for Provenge. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing plaintiffs leave to amend the complaint each time. Plaintiffs filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for Provenge, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. The parties have commenced discovery, and trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. The parties have commenced discovery, and trial in this action has been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation,
     On July 31, 2007, a stockholder derivative action was filed in the Superior Court for King County, Washington, allegedly on behalf of and for the benefit of the Company, against all of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, gross mismanagement, waste of corporate assets, and unjust enrichment. The case was captioned Loh v. Gold, et al. The complaint was derivative in nature and did not seek monetary damages from the Company. On November 6, 2007, the Company and the individual defendant directors each filed a motion to dismiss the complaint. Rather than file an opposition to the motions to dismiss, the plaintiff opted to file an amended complaint on December 5, 2007. On January 29, 2008, the Company and the individual defendant directors filed motions to dismiss the amended complaint. Before the Court ruled on defendants’ motion to dismiss the amended complaint, plaintiff filed a second amended complaint, on July 27, 2009. On September 14, 2009, defendants filed a motion to dismiss the second amended complaint. On February 22, 2010, the Court dismissed the second amended complaint, with prejudice. Plaintiff did not appeal this ruling.
     On or around July 2, 2007 and July 26, 2007, Dendreon’s Board of Directors received letters from counsel for two Dendreon stockholders claiming damage to the Company from alleged wrongful disclosure and insider trading and demanding that the Board investigate and take legal action against certain Dendreon officers and directors. The wrongful disclosure allegations related to the Company’s BLA filed with the FDA for Provenge. These potential claims were not against the Company. Following the dismissal of the action in Loh v. Gold, the Company was informed that these demands for investigation and legal action are not being pursued.
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

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	Dendreon Corporation, 2009 Equity Incentive Plan, form of Stock Option Agreement (Nonstatutory Stock Options)

10.2	Dendreon Corporation, 2009 Equity Incentive Plan, form of Incentive Stock Option Agreement

10.3	Dendreon Corporation, 2009 Equity Incentive Plan, form of Restricted Stock Agreement

10.4	Dendreon Corporation, form of Executive Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2010

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D. Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN

Gregory T. Schiffman
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ GREGORY R. COX

Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Dendreon Corporation, 2009 Equity Incentive Plan, form of Stock Option Agreement (Nonstatutory Stock Options)

10.2	Dendreon Corporation, 2009 Equity Incentive Plan, form of Incentive Stock Option Agreement

10.3	Dendreon Corporation, 2009 Equity Incentive Plan, form of Restricted Stock Agreement

10.4	Dendreon Corporation, form of Executive Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.