Form 10-Q
period 2010-06-30
DENDREON CORP
filed 2010-08-03
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of July 28, 2010 was 143,981,965.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,946	$409,829
Short-term investments	262,183	167,116
Trade accounts receivable	2,790	—
Prepaid antigen costs	29,648	18,975
Inventory	5,347	1,882
Prepaid expenses and other current assets	6,948	6,684

Total current assets	524,862	604,486
Property and equipment, net	192,789	98,964
Long-term investments	12,262	29,441
Debt issuance costs and other assets	2,325	2,524

Total assets	$732,238	$735,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,062	$2,257
Accrued liabilities	25,531	19,557
Accrued compensation	8,288	6,855
Warrant liability	—	132,953
Current portion of capital lease obligations	1,661	722
Current portion of facility lease obligations	818	592

Total current liabilities	49,360	162,936
Long-term accrued liabilities	2,144	1,554
Capital lease obligations, less current portion	1,110	706
Facility lease obligations, less current portion	20,031	14,120
Convertible senior subordinated notes	52,535	52,535
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 141,776,126 and 131,125,690 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	139	131
Additional paid-in capital	1,658,693	1,286,891
Accumulated other comprehensive income (loss)	26	(4)
Accumulated deficit	(1,051,800)	(783,454)

Total stockholders’ equity	$607,058	$503,564

Total liabilities and stockholders’ equity	$732,238	$735,415

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$2,810	$25	$2,831	$55
Cost of revenue	2,692	—	2,692	—

Gross profit	118	25	139	55

Operating expenses:
Research and development	20,743	13,321	50,157	25,119
Selling, general and administrative	47,697	7,608	75,915	12,825

Total operating expenses	68,440	20,929	126,072	37,944

Loss from operations	(68,322)	(20,904)	(125,933)	(37,889)
Other income (expense):
Interest income	300	196	578	529
Interest expense	(110)	(213)	(424)	(1,324)
Loss from valuation of warrant liability	(74,484)	(105,796)	(142,567)	(103,417)

Net loss	$(142,616)	$(126,717)	$(268,346)	$(142,101)

Basic and diluted net loss per share	$(1.04)	$(1.20)	$(2.00)	$(1.41)

Shares used in computation of basic and diluted net loss per share	136,636	105,880	134,061	100,851

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Net loss	$(268,346)	$(142,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,171	2,170
Non-cash stock-based compensation expense	16,469	6,513
Loss on valuation of warrant liability	142,567	103,417
Amortization of securities discount and premium	563	(9)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,790)	—
Prepaid antigen costs	(10,673)	(18,975)
Inventory	(3,465)	(441)
Prepaid expenses and other assets	(65)	(268)
Accounts payable	10,805	1,026
Accrued liabilities and compensation	7,407	(102)
Other long-term liabilities	(41)	(36)

Net cash used in operating activities	(102,398)	(48,806)

Investing Activities:
Maturities and sales of investments	140,308	25,831
Purchases of investments	(218,951)	—
Purchases of property and equipment	(89,944)	(6,248)

Net cash (used in) provided by investing activities	(168,587)	19,583

Financing Activities:
Proceeds from exercise of warrant	71,360	—
Proceeds from common stock offering, net of financing costs	—	220,810
Proceeds from release of security deposit associated with debt	222	853
Payments on capital lease obligations	(651)	—
Payments on long-term debt	—	(1,526)
Payments on facility lease obligations	(290)	(104)
Net proceeds from exercise of stock options and other	6,470	15,117
Issuance of common stock under Employee Stock Purchase Plan	1,991	672

Net cash provided by financing activities	79,102	235,822

Net increase (decrease) in cash and cash equivalents	(191,883)	206,599
Cash and cash equivalents at beginning of year	409,829	59,523

Cash and cash equivalents at end of period	$217,946	$266,122

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,689	$1,571
Assets acquired under facility and capital leases	$8,421	$1,793
Increase in asset retirement obligation	$631	$6
Exercise of warrants	$275,520	—
See accompanying notes

DENDREON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION
Business
     Dendreon Corporation (“Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), an autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory, prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.
Principles of Consolidation
     Effective in the quarter ended March 31, 2010, Dendreon Holdings, LLC (“Dendreon Holdings”) and Dendreon Distribution, LLC (“Dendreon Distribution”) were established. Dendreon Holdings is a wholly-owned subsidiary of the Company, and Dendreon Distribution is a wholly-owned subsidiary of Dendreon Holdings. The consolidated financial statements for the three and six months ended June 30, 2010 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries, Dendreon Holdings and Dendreon Distribution.
     The financial statements for the six months ended June 30, 2009 include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego LLC (“Dendreon San Diego”) through February 2, 2009, the effective date of dissolution of the entity.
     All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The accompanying financial information as of December 31, 2009 has been derived from audited financial statements. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of future results that may be expected for the year ending December 31, 2010 or any other future period.
Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”), from the calculation of diluted net loss per common share because such securities are antidilutive to the computation of net loss per share. As of June 30, 2010 and 2009, shares excluded from the computation of net loss per share were 22,639,752 and 31,029,660, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (“wholesaler”) to sell PROVENGE, the wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the 18 hour shelf life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the wholesaler at fixed contract prices that are lower than the list prices we charge the wholesaler. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and are recorded as other accrued liabilities. For the six months ended June 30, 2010 we did not have any chargebacks.
     We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.
Inventory
     Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. We began capitalizing raw material inventory in mid April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid April 2009 had been recorded as research and development expense in our statement of operations. As a result, inventory balances for the next few quarters will reflect a lower average per unit cost.
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from the third party supplier and stores it as raw material inventory for manufacturing and eventual sale. As of June 30, 2010, there was $29.6 million of capitalized costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture and is expected to begin to deliver in 2010.
Research and Development Expenses
     Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.
Accounting for Stock-Based Compensation
     Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the Black Scholes Merton (“BSM”) option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.
     We grant restricted stock awards that generally vest over a four year period, however, in 2006 and 2007 we granted restricted stock awards with certain performance conditions to all employees. We are required to estimate the probability of achieving each acceleration provision. The restricted stock awards granted in 2006 and 2007 with remaining performance conditions all vested upon marketing approval for PROVENGE by the FDA on April 29, 2010 (the “Approval Date”).
     At June 30, 2010 and December 31, 2009, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2009 Form 10-K, and in the Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders.
     Stock compensation expense was as follows:

	Six months ended
	June 30,
(in millions)	2010	2009
Cost of revenue	$0.2	$—
Research and development	5.1	3.3
Selling, general and administrative	11.2	3.2

	$16.5	$6.5

     In each of the six months ended June 30, 2010 and 2009, the tax deductions related to stock compensation expense were not reported as a financing cash flow, versus an operating cash flow, because of the availability of net operating losses.
     The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for awards granted during the three and six months ended June 30, 2010 and 2009:

	Employee Stock Options			Employee Stock Purchase Plan
	For the Three Months ended			For the Three Months ended
	June 30,			June 30,
	2010	2009		2010	2009
Weighted average estimated fair value	$25.91	(A	)	$18.16	$3.37
Weighted Average Assumptions:
Dividend yield (B)	0.0%	(A	)	0.0%	0.0%
Expected volatility (C)	79.1%	(A	)	124.0%	157.5%
Risk-free interest rate (D)	1.4%	(A	)	.33%	0.63%
Expected term (E)	3.9 years	(A	)	.8 years	1.3 years

	Employee Stock Options			Employee Stock Purchase Plan
	For the Six Months ended			For the Six Months ended
	June 30,			June 30,
	2010	2009		2010	2009
Weighted average estimated fair value	$21.62	(A	)	$18.16	$3.37
Weighted Average Assumptions:
Dividend yield (B)	0.0%	(A	)	0.0%	0.0%
Expected volatility (C)	79.2%	(A	)	124.0%	157.5%
Risk-free interest rate (D)	1.8%	(A	)	.33%	0.63%
Expected term (E)	4.2 years	(A	)	.8 years	1.3 years

(A)	During the three and six months ended June 30, 2009 we did not grant stock options; therefore the weighted average estimated fair value and the weighted average assumptions were not applicable during this period.

(B)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(C)	The expected stock price volatility is based on the weighted average of the historical volatilities of our stock and the volatilities of certain peer companies.

(D)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(E)	The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.
The following table summarizes our stock option activity during the six months ended June 30, 2010:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2010	3,274,615	$11.73
Granted	448,250	36.89
Exercised	(1,295,514)	7.64
Forfeited	(22,150)	24.50

Outstanding, June 30, 2010	2,405,201	$18.50	7.80	$36,116,888

Exercisable, June 30, 2010	818,994	$7.66	5.64	$20,281,679
     As of June 30, 2010 we had approximately $14.8 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 1.4 years.
Restricted Stock Awards
     Restricted stock awards generally vest over a four-year period; however, in 2006 we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. On January 12, 2007, vesting for 40 percent of these shares accelerated upon acceptance of our Biologics License Application by the FDA. The balance vested for non-executive employees upon the earlier of the dates that the requisite service periods were rendered or the approval of PROVENGE for commercialization by the FDA on the Approval Date. On June 20, 2007, we granted restricted stock awards with performance conditions to executive employees and restricted stock awards with time-vesting and performance conditions to non-executive employees. Awards granted to executive employees vested 100% upon the Approval Date. Awards granted to non-executive employees vested 50% in June 2008 and the balance vested upon the Approval Date. Each of these awards required the relevant executive or non-executive employee to be employed by us on the date of achievement of the performance condition in order for the shares to vest. Compensation expense was recorded based upon management’s estimate of the completion of the performance conditions. The remaining performance conditions related to these restricted stock awards were considered completed upon the Approval Date; all expense related to these performance-based stock awards has accordingly been recorded.
     The following table summarizes our restricted stock award activity during the six months ended June 30, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Stock	Date	Stock	Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	2,360,138	$7.71	1,462,936	$6.13
Granted	930,019	33.28	1,247,247	4.72
Vested	(1,093,748)	6.52	(293,529)	5.52
Forfeited or expired	(65,249)	13.48	(87,319)	5.69

Outstanding at end of period	2,131,160	$19.30	2,329,335	$5.47

     As of June 30, 2010 we had approximately $26 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted average period of approximately 1.5 years.
Fair Value
     We currently measure and report at fair value our cash equivalents and investment securities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
     Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment,” and asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010 (the “exercise date”), we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.
     The Warrants were recorded at fair value at issuance and continued to be adjusted to fair value until the exercise date. Any change in value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the BSM option-pricing model. The fair value of the Warrants on the exercise date was $275.5 million of which $74.5 million and $105.8 million was recognized during the three and six months ended June 30, 2010, respectively, and of which $142.6 million and $103.4 million was recognized during the three and six months ended June 30, 2009, respectively, in loss from valuation of warrant liability.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events” (“ASU 2010-09”), amending Accounting Standards Codification (“ASC”) 855, “Subsequent Events,” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.
     During the quarter ended March 31, 2010 we adopted ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and 2 fair value measurements were effective commencing with the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ending March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

4. FAIR VALUE MEASUREMENTS
     We measure and report at fair value our warrant liability, cash equivalents and investment securities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:
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
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$167,244	$167,244	$—	$—
Commercial paper	31,697	—	31,697	—
Corporate debt securities	98,760	—	98,760	—
Government-sponsored enterprises	110,434	—	110,434	—
U.S. Treasury Note	59,019	—	59,019	—

Total financial assets	$467,154	$167,244	$299,910	$—

Liabilities:
Warrants	$—	$—	$—	$—

Total financial liabilities	$—	$—	$—	$—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$378,663	$378,663	$—	$—
Commercial paper	32,543	—	32,543	—
Corporate debt securities	92,273	—	92,273	—
Government-sponsored enterprises	33,022	—	33,022	—
U.S. Treasury Note	64,918	—	64,918	—

Total financial assets	$601,419	$378,663	$222,756	$—

Liabilities:
Warrants	$132,953	$—	$—	$132,953

Total financial liabilities	$132,953	$—	$—	$132,953

     The fair value of the Warrants was determined using the BSM method with volatility derived from the weighted average current volatility and implied volatilities of traded options.

     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Three Months	Six Months	Year
	Ended	Ended	Ended
Description	June 30, 2010	June 30, 2010	December 31, 2009
Beginning balance	$201,036	$132,953	$14,190
Purchases, issuances, and settlements	—	—	—
Total loss included in net loss (1)	74,484	142,567	118,763
Exercise and conversion into common stock	(275,520)	(275,520)	—

Ending balance	$—	$—	$132,953

(1)	The loss for the three and six months ended June 30, 2010 relates to the revaluation of the Warrant liability from March 31, 2010 and December 31, 2009, respectively, through May 18, 2010, the date of exercise. The loss is reflected in our consolidated statements of operations as a component of other expense.
     The fair value of the Notes at June 30, 2010, was approximately $176.5 million, based on the last trading price in June. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaids, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate fair value based on current interest rates which contain an element of default risk.
5. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)
June 30, 2010
Due in one year or less	$262,173	$262,183
Due after one year through two years	12,246	12,262

	$274,419	$274,445

December 31, 2009
Due in one year or less	$167,131	$167,116
Due after one year through two years	29,430	29,441

	$196,561	$196,557

     Our gross realized gains or losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2010 and 2009.
     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
June 30, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	98,848	13	(101)	98,760
Government-sponsored enterprises	110,368	66	—	110,434
U.S. Treasury Note	58,971	48	—	59,019

	$274,419	$127	$(101)	$274,445

December 31, 2009
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	92,263	19	(9)	92,273
Government-sponsored enterprises	33,015	15	(8)	33,022
U.S. Treasury Note	64,939	7	(28)	64,918

	$196,561	$41	$(45)	$196,557

     None of our securities has been in a continuous unrealized loss position for more than 12 months at June 30, 2010.
     We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). Amortization of discounts or premiums is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The decline in fair value of certain of our investments is judged by us, on an individual basis, to be temporary. We do not intend to sell an impaired security, and it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. See Footnote 4 – Fair Value Measurements for further discussion.
     We have $6.2 million and $6.3 million in secured deposits for various letters of credit as of June 30, 2010 and December 31, 2009, respectively, that are classified as long-term investments.
6. INVENTORY
Inventories stated at the lower of cost or market consisted of the following:

(in thousands)	June 30, 2010	December 31, 2009
Raw materials	$4,909	$1,882
Work in process	172	—
Finished goods	266	—

Total inventories	$5,347	$1,882

7. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Furniture and office equipment	$3,031	$1,473
Laboratory and manufacturing equipment	15,349	12,313
Computer equipment and software	27,447	22,485
Leasehold improvements	29,009	16,157
Buildings	4,643	1,730
Construction in progress	149,653	76,235

	229,132	130,393
Less accumulated depreciation and amortization	(36,343)	(31,429)

	$192,789	$98,964

     In August, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility. Phase II of the facility build-out was substantially complete in January 2010, and we commenced occupation of Phase III of the facility in May 2010.
     In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California (the “Orange County Facility”) for use by us as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We took possession of the building in September 2009 and are in the construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable under the initial lease term is $13.6 million. As we are responsible for the construction costs, we are deemed to be the owner of the Orange County Facility for accounting purposes during the construction period. Upon taking possession of the facility and subsequently beginning construction, we capitalized approximately $6.7 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation at June 30, 2010 of approximately $6.5 million, which was reflected in the accompanying balance sheet as facility lease obligation.
     In July 2009, we entered into a lease with Majestic Realty Co. for building space totaling approximately 160,000 square feet in Atlanta, Georgia (the “Atlanta Facility”) for use by us as a manufacturing facility following build-out. We took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first year of the lease term. We are in the construction phase of the manufacturing build-out consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. As we are responsible for the construction costs, we are deemed to be the owner of the facility for accounting purposes during the construction period. Upon taking possession of the facility and beginning construction, we capitalized approximately $6.4 million in our construction in progress account to record the estimated fair value of the building with a related lease obligation of approximately $6.4 million at June 30, 2010, which was reflected in the accompanying balance sheet as facility lease obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and the balance of the lease payment is applied to the facility lease obligation.
     At June 30, 2010, the $149.7 million in construction in progress included $49.2 million related to the New Jersey Facility expansion, $45.2 million related to the build-out of the Orange County Facility, $27.1 million related to the build-out of the Atlanta Facility, $21.5 million of capitalized facility leases and $6.7 million in software and other. Year-to-date through June 30, 2010 we have capitalized $1.5 million of interest.
8. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Clinical trial costs	$1,464	$1,243
Deferred rent	1,275	1,334
Accrued property and equipment	11,445	9,443
Accrued legal costs	173	318
Other accrued liabilities	11,174	7,219

	$25,531	$19,557

9. CONVERTIBLE SENIOR SUBORDINATED NOTES
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.5 million and $1.4 million during the six months ended June 30, 2010 and 2009, respectively.
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

     In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our common stock for $21.2 million in aggregate principal face amount of the Notes held by holders of the Notes.
     We have identified embedded derivatives associated with the Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the Notes.
10. COMMITMENTS AND CONTINGENCIES
     We have a supply agreement with Diosynth covering the commercial production of the recombinant antigen used in connection with PROVENGE. We currently have a commitment with Diosynth to purchase antigen through the second quarter of 2011 for a total of $78.7 million. As of June 30, 2010, we have paid a deposit of $29.6 million and expect to receive shipments of the order beginning in 2010. We have a remaining obligation related to this commitment of approximately $49.1 million as of June 30, 2010. In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is $39.2 million of which $9.3 million was prepaid to Diosynth in May 2010. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party. We have entered into a technology transfer agreement with a second source supplier for the antigen and are in discussions for a second source supply agreement.
     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The guaranteed maximum price for the completion of all work under the construction agreement is approximately $51.1 million, of which $45.7 million has been paid through June 30, 2010.
     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-out of the Atlanta Facility and Orange County Facility, for a maximum total cost of $87.7 million of which $56.6 million has been paid through June 30, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to PROVENGE and the FDA’s actions regarding our BLA for PROVENGE. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing plaintiffs leave to amend the complaint each time. Plaintiffs filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for PROVENGE, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. Discovery was completed on June 22, 2010 and defendants’ motion for partial summary judgment is currently pending. Trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. Discovery was completed on June 22, 2010, and defendants’ motion for partial summary judgment is currently pending. Trial in this action has been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation.
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
11. EQUITY
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
12. COMPREHENSIVE LOSS
     Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(142,616)	$(126,717)	$(268,346)	$(142,101)
Net unrealized gain (loss) on securities	6	60	30	14

Comprehensive loss	$(142,610)	$(126,657)	$(268,316)	$(142,087)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), including the risk factors contained therein and in Item 1A hereof, and audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that significantly improve cancer treatment options for patients. Our portfolio includes active immunotherapy and small molecule product candidates to treat a wide range of cancers. On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), an autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory prostate cancer. Commercial sale of PROVENGE began in May 2010.
     We have incurred significant losses since our inception. As of June 30, 2010, our accumulated deficit was $1,051.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from revenue generated from the commercial sale of PROVENGE and our available cash as we expand our operations, including our manufacturing capabilities, develop the infrastructure to support the commercialization of PROVENGE, continue our clinical trials, apply for regulatory approvals and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. We own worldwide rights for PROVENGE.
     Following receipt of positive clinical data from our IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study for PROVENGE in April 2009, we focused on
(i)	the amendment to our Biologics License Application (our “BLA”), submitted in October 2009,
(ii)	expanding our manufacturing operations, and
(iii)	developing our commercial infrastructure.
     Soon after PROVENGE was approved by the FDA, the National Comprehensive Cancer Network (“NCCN”) listed PROVENGE in the NCCN Clinical Practice Guidelines in Oncology for Prostate Cancer and NCCN Drugs & Biologics Compendium as a category 1 treatment recommendation for patients with castration-recurrent prostate cancer. A category 1 recommendation means that “the recommendation is based on high level evidence (e.g., randomized controlled trials) and there is uniform NCCN consensus.” NCCN is a not-for-profit alliance of 21 of the world’s leading cancer centers.
     Approximately 25% of the capacity of the New Jersey Facility has been approved by the FDA for commercial manufacturing. We began the expansion of the remaining 75% capacity of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey

Facility”) in July 2009 to bring that facility to full capacity. We are in the process of activities to support FDA inspection of the additional capacity. Subject to license by the FDA, we expect the additional capacity to be available in the first half of 2011. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, and Orange County, California, for an aggregate of approximately 340,000 square feet of space we intend to use for commercial manufacturing, following construction build-out and validation of these new facilities. We anticipate the build-out of these facilities will be substantially complete in the second half of 2010, which will be followed by inspection and license by the FDA prior to use for the commercial manufacture of PROVENGE.
     As of June 30, 2010, our commercial team included 70 individuals employed in sales, marketing, government affairs and as medical science liaisons. During the second quarter, our field based teams were primarily focused on training launch infusion sites.
     With respect to reimbursement, to date Medicare Administrative Contractors (“MACs”) covering nine of the fifteen regional MAC territories have established coverage guidelines for on-label use of PROVENGE. Of the remainder, five have stated that they will process PROVENGE claims. One MAC, covering Arkansas, Louisiana and Mississippi, has indicated it will establish a policy of non-coverage, however we continue to work with them to ensure patients have access to PROVENGE in that region. A number of private payers, including large national plans such as Aetna, Emblem Health, Humana, Kaiser and several large Blue Cross-affiliated plans have confirmed national and local coverage.
     The Centers for Medicare and Medicaid Services (CMS) initiated a National Coverage Analysis (NCA) of PROVENGE on June 30, 2010. NCAs do not impact existing coverage decisions, nor do they restrict local Medicare contractors from covering PROVENGE. Medicare beneficiaries are still able to access PROVENGE where it is covered by the local contractor. The NCA does not affect coverage of PROVENGE by private payers.
     On July 28, 2010, we announced the publication of data from the pivotal Phase 3 IMPACT study for PROVENGE in the July 29, 2010 issue of the New England Journal of Medicine, showing that PROVENGE demonstrated a statistically significant improvement in overall survival compared to control in men with asymptomatic or minimally symptomatic metastatic castration resistant prostate cancer.
     Other potential product candidates we have under development include our investigational active cellular immunotherapy directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and the trial is ongoing.
     As a matter of regular course, we have obtained and intend to actively seek to obtain, when appropriate, protection for our current and prospective products, and proprietary technology by means of U.S. and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. PROVENGE is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We have three issued U.S. patents with claims relating to immunostimulatory compositions, including PROVENGE, and to methods of treating specific diseases, including prostate cancer, using the immunostimulatory compositions. One of the issued U.S. patents relating to the method of treating specific diseases recently underwent reexamination at the USPTO, and was resolved in our favor, resulting in a decision by the examiner confirming the patentability of all claims. We also have four issued U.S. patents with claims relating to the cell separation devices and related media and certain aspects of the manufacturing process used to produce PROVENGE. The scheduled expiration dates of our U.S. patents related to PROVENGE are in 2014 through 2018. Outside of the U.S., we have in certain territories corresponding issued patents related to PROVENGE that are scheduled to expire in 2015 through 2019. Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge it may be possible to continue to obtain commercial benefits from other characteristics such as clinical trial data; product manufacturing trade secrets; patents on uses for products; and patents for special formulations of the product or delivery mechanisms.
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
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (“wholesaler”) to sell PROVENGE, the wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the 18 hour shelf life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the wholesaler at fixed contract prices that are lower than the list prices we charge the wholesaler. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and are recorded as other accrued liabilities. For the six months ended June 30, 2010 we did not have any chargebacks.
     We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.
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
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and include a net exercise feature. On May 18, 2010, we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants were amended from $20.00 to $8.92 per share, and the Investor agreed to concurrently exercise for cash the entire 8,000,000 shares of common stock, resulting in aggregate cash proceeds of $71.4 million.
     The Warrants were recorded at their fair values at issuance and continued to be adjusted to fair value each subsequent balance sheet date. Any change in value between reporting periods was recorded as other income (expense) each reporting date. The Warrants continued to be reported as a liability until they were exercised at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-Merton (“BSM”) option-pricing model. As of May 18, 2010 (the “Exercise Date”) and December 31, 2009, the fair value of the Warrants was determined to be $275.5 million and $133.0 million, respectively; accordingly, we recorded approximately $142.6 million in other loss for the six months ended June 30, 2010 related to the change in the fair value of the Warrants.
Recent Accounting Pronouncements
     Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting

Standards Update (“ASU”) 2010-09, “Subsequent Events” (“ASU 2010-09”), amending Accounting Standards Codification (“ASC”) 855, “Subsequent Events,” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.
     During the quarter ended March 31, 2010 we adopted ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and 2 fair value measurements were effective for the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ended March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Product revenue	$2,790	$—	$2,790	$—
Collaborative revenue	20	25	41	55

Total revenue	$2,810	$25	$2,831	$55

     Product revenue of $2.79 million during the three and six months ended June 30, 2010 resulted from FDA approval of PROVENGE for commercial sale on April 29, 2010. The second quarter of 2010 reflects approximately two months of product sales activity. We recognize product revenues from the sale of PROVENGE upon our confirmed product delivery to the prescribing site and issuance of the product release form to the physician site.
     Collaborative revenue includes the recognition of deferred revenue related to a license agreement amounting to $20,000 and $25,000 for the three months ended June 30, 2010 and 2009, respectively, and $41,000 and $55,000 for the six months ended June 30, 2010 and 2009, respectively.
Cost of Revenue
     Cost of revenue was $2.7 million for the three and six months ended June 30, 2010. The cost of revenue includes the costs of manufacturing and distributing PROVENGE and excess manufacturing overhead due to under utilization of our Morris Plains, NJ manufacturing facility (the “New Jersey Facility”) plant capacity. Although commercial manufacture of PROVENGE began in May 2010 after FDA approval, substantial production of PROVENGE for commercial sale did not commence until June 2010. During April and May 2010, the New Jersey Facility primarily manufactured PROVENGE for clinical patients who were enrolled in existing clinical trials prior to FDA approval. The costs related to clinical manufacture are classified as research and development expense.
     Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution we anticipate cost of revenue as a percentage of product revenue to decline.
     We did incur substantial costs associated with the portion of the New Jersey Facility that was not operational during the year. These costs were classified as selling, general and administrative expense. We expect that these expenses will continue to increase as we add additional headcount in anticipation of being licensed by the FDA to produce PROVENGE for commercial sale in the expanded capacity of our New Jersey Facility, as well as hiring for our Orange County, California and Atlanta, Georgia facilities.
     We began capitalizing raw material inventory in mid April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid April 2009 had been recorded as research and development expense in our statement of operations. As a result, cost of revenues may reflect a lower average per unit cost offset by higher per unit manufacturing overhead due to under utilization of plant capacity for the next few quarters.
Research and Development Expenses
     Research and development expenses increased to $20.7 million for the three months ended June 30, 2010, from $13.3 million for the three months ended June 30, 2009. Research and development expenses increased to $50.2 million for the six months ended June 30, 2010, from $25.1 million for the six months ended June 30, 2009. This increase is the result of increased employee related expenses, including stock compensation, clinical trial costs in connection with sipuleucel-T trials as well as expenses incurred in securing second source suppliers and expanding product pipeline development. We did manufacture, primarily during April and May 2010, PROVENGE for clinical patients who were enrolled in existing clinical trials prior to the approval date.
     Financial data related to our research and development activities is categorized as either costs associated with clinical programs or discovery research. Our research and development expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Clinical programs:
Direct costs	$1.5	$1.1	$4.1	$2.5
Indirect costs	16.9	11.6	42.0	21.6

Total clinical programs	18.4	12.7	46.1	24.1
Discovery research	2.3	0.6	4.1	1.0

Total research and development expense	$20.7	$13.3	$50.2	$25.1

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, rent, stock-based compensation, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $47.7 million for the three months ended June 30, 2010, compared to $7.6 million for the three months ended June 30, 2009. Selling, general and administrative expenses increased to $75.9 million for the six months ended June 30, 2010, compared to $12.8 million for the six months ended June 30, 2009. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, as mentioned above, selling, general and administrative costs include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during the quarter and related costs of personnel in training. The significant increase in the three and six months ended June 30, 2010 compared to 2009 was primarily attributable to increased payroll from increased headcount and commercial product launch preparation activities including non-operational manufacturing capacity.
     We incurred substantial costs associated with the portion of the New Jersey Facility which was not operational during the year. We have also begun incurring pre-operational costs at the Atlanta and Orange County manufacturing facilities (“Atlanta Facility” and “Orange County Facility”) both of which are in the process of being built-out. These costs include the facility related expenditures, additional headcount to support the build out as well as prepare for commercial production of PROVENGE in anticipation of licensure of the facilities for manufacture of PROVENGE by the FDA. The costs related to these activities for the three months ended March 31 and June 30, 2010 was approximately $8.3 million and $17.7 million, respectively, and represent ongoing expenses of the manufacturing facilities that will be classified as cost of revenue when the related commercial operations commence as well as one-time start up costs required to support the launch of PROVENGE and new facility start-up. We expect that these types of expenditures will continue to increase over the next few quarters.
Interest Income
     Interest income increased to $300,000 for the three months ended June 30, 2010 from $196,000 for the three months ended June 30, 2009. Interest income increased to $578,000 for the six months ended June 30, 2010, from $529,000 for the six months ended June 30, 2009. The increases in the three and six months ended June 30, 2010 compared to 2009 was primarily due to increased holdings of cash and investments.
Interest Expense
     Interest expense decreased to $110,000 for the three months ended June 30, 2010, compared to $213,000 for the three months ended June 30, 2009. Interest expense decreased to $424,000 for the six months ended June 30, 2010, compared to $1.3 million for the six months ended June 30, 2009. The decreases in the three and six months ended June 30, 2010 compared to 2009 was primarily due to a lower outstanding debt balance associated with the conversion in April 2009 and the exchange in May 2009 of $32.7 million in aggregate principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) to equity offset by an increase in capitalized interest expense to $1.5 million.

Warrant Liability
     Non-operating loss associated with the increase in warrant liability for the three and six months ended June 30, 2010 was $74.5 million and $142.6 million, respectively, as compared to non-operating loss of $105.8 million and $103.4 million for the three and six months ended June 30, 2009, respectively. The fair value was calculated using the BSM option-pricing model and was remeasured at either the end of the reporting period or date of exercise, whichever was applicable. The warrant agreement was amended and immediately exercised in May 2010 and therefore the fair value of the Warrants will have no further impact on our results of operations in the future.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of June 30, 2010, we had approximately $492.4 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements and interest income earned.
     Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $102.4 million and $48.8 million, respectively. Expenditures related to operating activities in all periods were a result of research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2010 resulted from expenses associated with the commercial launch of PROVENGE in 2010, including increased inventory, increase in selling, general and administrative expense primarily as a result of ramp up in personnel from 212 as of June 30, 2009 to 796 as of June 30, 2010 and pre-launch expenditures.
     Net cash (used in) provided by investing activities for the six months ended June 30, 2010 and 2009, was ($168.6) million and $19.6 million, respectively. Expenditures related to investing activities for the six months ended June 30, 2010, consisted primarily of purchases of investments of $219.0 million and purchases of property and equipment, primarily related to facilities related expenditures, of $90.0 million, offset by maturities and sales of investments of $140.3 million.
     We believe that our current cash on hand as of June 30, 2010, is sufficient to meet our anticipated expenditures for at least the next 12 months as we execute on our commercialization plan for PROVENGE. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long-term liquidity needs for uses including:
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
Office Leases
     In March 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. In April 2010, we leased an additional 11,500 square feet in the headquarters building with a term commencing in May 2010 and ending December 31, 2011.
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
Manufacturing Facilities Leases and Construction Agreements
     We anticipate facilities related expenses, including equipment expenditures, to increase significantly during 2010 as we execute on our plan for commercial launch of PROVENGE.
     On August 18, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. Phase II of the facility build-out was substantially completed in January 2010, and we commenced occupation of Phase III of the facility in May 2010. The lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. The deposit was later reduced to $1.9 million. The $1.9 million security deposit was recorded as long-term investment on our consolidated balance sheet as of June 30, 2010.
     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. Phase II of construction, which consists of additional quality control laboratories, data center, training areas, infrastructure and offices, was completed in January 2010. We commenced occupation of Phase III, which consists of additional manufacturing clean room work stations, production support areas, warehouse, infrastructure and offices in May 2010. The guaranteed maximum price for the completion of all work under the agreement is approximately $51.1 million of which $45.7 million has been paid through June 30, 2010.
     As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.
     In July 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 square feet (the “Atlanta Facility”). The facility is intended for use by us as a manufacturing facility following build-out. The initial lease term, which commenced in March 2010 upon substantial completion of the facility, is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. We have commenced the manufacturing build-out at the facility consisting of cell processing stations, quality control laboratories, a data center, training areas, infrastructure and offices. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
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
     The Georgia and California leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Georgia letter of credit totaling $222,000 was returned to us in May 2010. The California letter of credit was $2.2 million as of June 30, 2010 and is secured by a deposit of $2.2 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of June 30, 2010.
     During the third quarter 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build-out of the Atlanta Facility and the Orange County Facility as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of approximately $6.0 million.

     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-outs of the Atlanta Facility and Orange County Facility, for a maximum total cost of $87.7 million of which $56.6 million has been paid through June 30, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
Production and Supply Expenses
     In May 2009, we placed an order for $39.5 million with Diosynth under our agreement dated December 22, 2005, as amended, which covers the commercial production of the recombinant antigen used in connection with PROVENGE. We expect to receive shipment of the order commencing in 2010. As of June 30, 2010, our remaining obligation related to this commitment is to pay Diosynth $19.2 million upon the delivery of antigen. In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is $39.2 million of which approximately $9.3 million was prepaid to Diosynth in the second quarter of 2010. On May 12, 2010, we entered into a Second Amendment to the agreement with Diosynth to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party. We have entered into a technology transfer agreement with a second source supplier for the antigen and are in discussions for a second source supply agreement.
Financings from the Sale of Securities and Issuance of Convertible Notes
Equity Offering Proceeds
     In December 2009, we received net proceeds of $409.5 million, after deducting underwriting commissions and estimated offering expenses, from the issuance of 17,250,000 shares of common stock at the public offering price of $24.75 per share.
     In May 2009, we received net proceeds of $220.8 million, after deducting underwriting commissions and estimated offering expenses, from the issuance of 11,979,166 shares of common stock at the public offering price of $19.20 per share.
     In April 2008, we received net proceeds of $46.0 million from the issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants were exercisable at any time prior to October 8, 2015, with an exercise price of $20.00 per share of common stock and include a net exercise feature. The Warrants contain a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the BSM Value, as defined in the Warrants. The Warrants were recorded as a liability and then marked to market each period through earnings in other income (expense). On May 18, 2010 (the “exercise date”), we entered into an amendment (the “Amendment”) to the Warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million. The fair value of the Warrants at the exercise date and December 31, 2009 was approximately $275.5 million and $133.0 million, respectively. As a result of this increase, we recorded $74.5 million and $142.6 million in non-operating loss for the three and six months ended June 30, 2010, respectively.
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

Convertible Notes
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $1.5 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.
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
     In April 2009, $11.5 million in principal amount of the Notes were converted by holders of the Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged an aggregate of 2,137,411 shares of our common stock for $21.2 million in aggregate principal face amount of the Notes held by holders of the Notes.
     As of June 30, 2010, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at June 30, 2010 and December 31, 2009 was approximately $176.5 million and $141.8 million, respectively, based on the last trading prices in March and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments.

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
     As of June 30, 2010 and December 31, 2009, we had short-term investments of $262.2 million and $167.1 million, respectively, and long-term investments of $12.3 million and $29.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at June 30, 2010, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.1 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     During the quarter ended June 30, 2010, we have added additional controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to revenue recognition and inventory costing that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to PROVENGE and the FDA’s actions regarding our BLA for PROVENGE. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing plaintiffs leave to amend the complaint each time. Plaintiffs filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for PROVENGE, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. Discovery was completed on June 22, 2010, and defendants’ motion for partial summary judgment is currently pending. Trial in this action has been set for October 18, 2010.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. Discovery was completed on June 22, 2010, and defendants’ motion for partial summary judgment is currently pending. Trial in this action has been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation,
     Management currently believes that resolving these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS
The risks described below may not be the only ones relating to our company. The risk factors provided below include any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

Risks Relating to Our Product Commercialization Pursuits
PROVENGE is our only FDA-approved product. If we fail to achieve commercial success from PROVENGE, our business will suffer and our stock price would likely decline.
     On April 29, 2010, the FDA licensed our autologous cellular immunotherapy, PROVENGE®, for the treatment of men with asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory prostate cancer. PROVENGE generated substantially all of our revenue for the quarter ended June 30, 2010, which we rely on together with cash on hand to fund our operations. Prior to the launch of PROVENGE in May 2010, we had never sold or marketed our own pharmaceutical product. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on PROVENGE for the near future to generate substantially all of our revenue and fund our operations. Our ability to maintain or increase our revenues for PROVENGE will depend on, and may be limited by, a number of factors, including the following:
•	acceptance of and ongoing satisfaction with PROVENGE as a first-in-class medicine in the United States and potentially foreign markets by the medical community, patients receiving therapy and third party payers;

•	our ability to maintain and expand market share, both in the United States and in the rest of the world, in the midst of numerous competing products for late stage prostate cancer which are currently in late stage clinical development;

•	successfully expanding and sustaining our manufacturing capacity to meet demand;

•	whether physicians are willing to adopt PROVENGE as part of the treatment paradigm for men with metastatic castrate resistant prostate cancer;

•	whether data from clinical trials for additional indications are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell PROVENGE in such additional indications;

•	adequate coverage or reimbursement for PROVENGE by Medicare and third-party payors, including private health coverage insurers and health maintenance organizations; and

•	the ability of patients to afford any required co-payments for PROVENGE.
If for any reason we became unable to continue selling or manufacturing PROVENGE, our business would be seriously harmed and could fail.
If PROVENGE were to become the subject of problems related to its efficacy, safety, or otherwise, our revenues from PROVENGE could decrease.
     PROVENGE, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of PROVENGE from the market, our revenues would decline significantly.
Adoption of PROVENGE for the treatment of patients with advanced prostate cancer may be slow or limited for a variety of reasons including competing therapies, perceived difficulties in the treatment process and access to reimbursement. If PROVENGE is not successful in broad acceptance as a treatment option for advanced prostate cancer, our business would be harmed.
     The rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors including educating treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first in class therapy, PROVENGE utilizes a unique treatment approach which can have associated challenges in the treating physician learning curve. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who are less experienced with infusion treatments. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE will require treating physicians to adjust practice mechanics which may result in delay in market adoption of PROVENGE as a preferred therapy.
     PROVENGE is presently only approved in the U.S. for the treatment of metastatic asymptomatic or minimally symptomatic castrate resistant prostate cancer. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. Further, PROVENGE is only approved for marketing in the U.S., and in order to achieve global success for PROVENGE as a treatment we will need to pursue approvals by non-U.S. regulatory authorities which may result in significant investment in obtaining required data and manufacturing capability. Submissions for approval by non-U.S. regulatory authorities may not result in marketing approval by these authorities in this indication. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained. We may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market PROVENGE. Prostate cancer is common in many regions where the healthcare systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline. Data from our completed clinical trials of PROVENGE in the U.S. may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the US. This could require us to spend substantial sums to develop sufficient clinical data for licensure by authorities outside the U.S.
Products we may potentially commercialize and market may be subject to promotional limitations.
     We may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may approve a product for fewer indications than are requested or may condition approval on the performance of post-approval clinical studies. We may also be required to undertake post-marketing clinical trials. There may be monetary penalties if post-approval requirements are not fulfilled. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which potential concerns could harm our business and cause our stock price to decline.
Risks Relating to Manufacturing Activities
We are rapidly expanding our operations to support commercial launch of PROVENGE, and we may encounter unexpected costs or difficulties.
     We have and expect to continue to significantly increase our investment in commercial infrastructure. We will need to expand and effectively manage our operations and facilities and continue to grow our infrastructure to commercialize PROVENGE and pursue development of our other product candidates. We must effectively manage our supply chain, third-party vendors and distribution network, all of which requires strict planning in order to meet production timelines for PROVENGE. We continue to add manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, including executive-level personnel, to support commercialization, which strains our existing managerial, operational, financial and other resources. The costs of expansion of our facilities and investment in related equipment has been and will continue to be a very significant expenditure for us during 2010 and 2011. In pursuing rapid expansion, we must continue to monitor quality and effective controls, or we risk possible delays in approval of the facilities by the FDA for commercial manufacturing. Any delay in readiness of the expansion of our New Jersey facility and construction of our facilities in Orange County, California and Atlanta could result in the loss of revenue from potential sales of PROVENGE, and adversely impact market acceptance for PROVENGE. Prior to April 2010, our company had no experience in commercial-scale manufacturing, the management of large-scale information technology systems, or the management of a large-scale distribution network. We also had no experience in sales, marketing or distribution of products in commercial quantities. If we fail to manage the growth in our systems and personnel appropriately and successfully in order to achieve our commercialization plans for PROVENGE our revenues could suffer and our business could be harmed.
     In addition to increased production efforts, we may make manufacturing changes to the components or to the manufacturing process for PROVENGE. These changes could result in delays or interruption of commercial sales, any of which could materially harm our business. We will be required to demonstrate product comparability for each manufacturing site. The FDA may require additional testing beyond what we propose, which could result in delays and unanticipated costs which could cause our revenues to suffer and results to be harmed.

We may initially be unable to successfully manufacture PROVENGE in quantities sufficient to fulfill patient demand.
     To date, our product candidates have been manufactured in small quantities for preclinical and clinical trials. In order to support commercial demand for PROVENGE, we will need to manufacture the product in significantly larger quantities. We may experience constraints in our ability to initially manufacture PROVENGE in sufficient quantities to satisfy market demand. The existing capacity at our New Jersey Facility is built-out to one quarter of capacity, which we presently believe will be insufficient to satisfy the anticipated market demand for PROVENGE. Until additional capacity from the expansion of our New Jersey Facility and new manufacturing facilities in Atlanta, Georgia and Orange County, California is available commencing in the first half of 2011, we may experience a significant supply shortage of PROVENGE.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.
     All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with Current Good Manufacturing Practices, a series of complex regulations. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of PROVENGE or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.
     Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE and plan to manufacture our product candidates. Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:
•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•	capacity of our facilities and those of our contract manufacturers;

•	facility contamination by microorganisms or viruses;

•	compliance with regulatory requirements;

•	changes in forecasts of future demand for product components;

•	timing and actual number of production runs for product components;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.
          If the efficient manufacture and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients and physicians may elect to prescribe competing therapeutics instead of our products, which could materially and adversely affect our product sales and results of operations.
          Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other regulatory approval process and are subject to continued review by the FDA and other regulatory authorities. It is a multi-year process to build and license a new manufacturing facility and it can take significant time to qualify and license a new contract manufacturer. In order to maintain supply, mitigate risks and to satisfy anticipated demand for PROVENGE, we must successfully implement manufacturing projects on schedule.

     We may need to build additional manufacturing facilities in order to develop additional products, which would require significant investment. Given the complexities of the manufacturing process for PROVENGE and of our cellular immunotherapies platform, this could require large capital expenditures to pursue these initiatives before we are able to determine feasibility.
     If regulatory authorities determine that we or our third-party contract manufacturers or certain of our third-party service providers have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing our products or conducting clinical trials or selling our marketed products until we or the affected third-party contract manufacturers or third-party service providers comply, or indefinitely. Because our third-party contract manufacturers and certain of our third-party service providers are subject to FDA and foreign regulatory authorities, alternative qualified third-party contract manufacturers and third-party service providers may not be available on a timely basis or at all. If we or our third-party contract manufacturers or third-party service providers cease or interrupt production or if our third-party contract manufacturers and third-party service providers fail to supply materials, products or services to us, we may experience delayed shipments, and supply constraints for our products.
Risks Relating to Our Clinical Trial and Product Development Initiatives
Our clinical and pre-clinical candidates in the pipeline for other potential cancer immunotherapies and small molecule products may never reach the commercial market for a number of reasons.
     In order to sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and product development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States for product candidates and abroad for PROVENGE and other products we may market in the future. Our long term success depends on the discovery and development of new drugs that we can commercialize. Our cancer immunotherapy and small molecule program pipeline candidates are still at a relatively early stage in the development process. There can be no assurance that these product candidates or any other potential therapies we may pursue will become a marketed drug. In addition, we may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce, or may be precluded from commercialization by proprietary rights of third parties.
     A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify disease targets and product candidates require substantial technical, financial and human resources, whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield candidates for clinical development for a number of reasons, including difficulties in formulation which cannot be overcome, timing and competitive concerns.
     An IND must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed.
If testing of a particular product candidate does not yield successful results, then we will be unable to commercialize that product.
     The pre-clinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar agencies in other countries. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:
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
     Each phase of testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and similar foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once launched, will be commercially successful.
The FDA or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.
     We discuss with and obtain guidance from regulatory authorities on certain aspects of our clinical development activities. These discussions are not binding obligations on the part of regulatory authorities. Under certain circumstances, regulatory authorities may revise or retract previous guidance during the course of our clinical activities or after the completion of our clinical trials. The FDA may also disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. Prior to regulatory approval, the FDA may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA review. These outside experts are convened through the FDA’s Advisory Committee process. An Advisory Committee will report to the FDA and make recommendations. Views of the Advisory Committee may differ from those of the FDA, and may impact our ability to commercial a product candidate.
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
     As of June 30, 2010, our accumulated deficit was $1,051.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, and revenue generated from commercial sales of PROVENGE as we expand our operations including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.
We may require additional funding, and our future access to capital is uncertain.
     It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:
•	the rate of progress and cost of our research and development and clinical trial activities;
•	to establish manufacturing and distribution capability for a product other than PROVENGE; and
•	to remain competitive in the event of the introduction into the marketplace of competing products and other adverse market developments.

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
     We have been and continue to be engaged in a period of rapid and substantial growth, which places a strain on our commercial, clinical, administrative and operational infrastructure. We will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to hire necessary personnel and to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management information and control systems. Any failure by us to appropriately monitor and manage our business growth could cause one or more of our initiatives to fail to meet its goals, thus harming our business and near term prospects.
Our indebtedness could adversely affect our financial condition.
     In June and July 2007, we sold an aggregate of $85.3 million in convertible senior subordinated notes (the “Notes”), which bear interest annually at the rate of 4.75 percent. As of June 30, 2010, an aggregate of $52.5 million in aggregate principal amount of the Notes remained outstanding. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:
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
     The holders of the Notes may choose at any time to convert their Notes into common stock prior to maturity in June 2014. The Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the Notes. The number of shares of common stock issuable upon conversion of the Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indenture under which the Notes were issued. The conversion of the Notes results in issuance of additional shares of common stock, diluting existing common stockholders.
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
Our business, financial condition and future prospects could suffer as a result of carrying out strategic alternatives in the future.
     We may decide it is in our best interests to engage in a strategic transaction that could dilute our existing stockholders or cause us to incur contingent liabilities, commitments, or significant expense. In the course of pursuing strategic alternatives, we may evaluate potential acquisitions or investments in related businesses, products or technologies. Future acquisitions or investments could subject us to a number of risks, including, but not limited to:

•	the assumption of additional indebtedness or contingent liabilities;

•	risks and uncertainties associated with the other party to such a transaction, including but not limited to the prospects of that party and their existing products or product candidates and regulatory approvals;

•	the loss of key personnel and business relationships;

•	difficulties associated with assimilating and integrating new personnel, intellectual property and operations of an acquired company;

•	our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs; and

•	the distraction of our management from our existing product programs and initiatives in pursuing such a strategic merger or acquisition.
     In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions that may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. We may incur as part of a transaction substantial charges for closure costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods. Any strategic transaction we may pursue may not result in the benefits we initially believe, and/or result in costs that end up outweighing the benefits, and may adversely impact our financial condition and business prospects.
Risks Related to Regulation of our Industry
PROVENGE and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.
     Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, change product labeling or mandate withdrawal of our products. The marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. The FDA stringently applies regulatory standards for manufacturing. Manufacturing facilities that manufacture drug products for the United States market, whether they are located inside or outside the United States, are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practice, or cGMP, regulations.
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
     Regulatory agencies could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. The 2007 creation of the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) significantly added to the FDA’s authority, allowing the FDA to (i) require sponsors of marketed products to conduct post-approval clinical studies; (ii) mandate labeling changes to products and (iii) require sponsors to implement a REMS (“Risk Evaluation and Mitigation Strategy”) for a product. Failure to comply with FDAAA requirements could result in significant civil monetary penalties, reputational harm and increased product liability risk. The process of obtaining required FDA and other regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. PROVENGE and our investigational cellular immunotherapies are novel; therefore, regulatory agencies may lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of PROVENGE outside of the U.S. and with respect to our active immunotherapy products under development. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.
Failure to comply with foreign regulatory requirements governing human clinical trials and marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.
     The requirements governing the conduct of clinical trials, manufacturing, testing, product approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.
Our product sales depend on adequate coverage and reimbursement from third-party payers.
     Our sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States. In the event we seek approvals to market PROVENGE in non-U.S. territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to PROVENGE and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for our approved products or product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.
The availability and amount of reimbursement for our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.
     In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. We expect that many of the patients who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and subregulatory determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change. Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. On June 30, 2010, the Centers for Medicare & Medicaid Services (CMS) initiated a national coverage analysis (NCA) for the treatment of metastatic prostate cancer with PROVENGE. The NCA process could result in a national coverage decision (NCD) allowing local medicare contractors to cover PROVENGE for eligible patients only provided certain conditions are first met, an NCD could in theory prohibit coverage of PROVENGE, or a decision could be made by CMS not to issue an NCD and therefore to continue to allow Medicare’s contractors to cover PROVENGE at their discretion but with no certain guidance. CMS expects to issue a proposed decision no later than March 30, 2011, and the final decision should be released no later than June 30, 2011, however CMS could issue a proposed or final decision sooner. Until CMS issues a NCD or otherwise concludes its review of PROVENGE, some local medicare providers may be hesitant to confirm reimbursement coverage for PROVENGE. In addition, during the pendency of the NCA, CMS may engage in discussions with local medicare contractors or make statements that could be interpreted against coverage of PROVENGE, which could create uncertainty among contractors and have a chilling effect on coverage determinations. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell PROVENGE and our other potential products will be adversely affected. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell PROVENGE or our other potential products, if approved.
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
The pharmaceutical industry is subject to significant regulation and oversight in the United States to prevent inducement and fraud pursuant to antikickback laws and false claims statutes.
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
     Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical and other health care companies have in the past been prosecuted under these laws for allegedly creating bundled services reflecting artificially high costs for products. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.
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
     Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. We anticipate that we will face increased competition in the future as new companies enter our markets. Some competitors are pursuing a product development strategy competitive with ours. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render potential products obsolete before they generate revenue.
     There are products currently under development by other companies and organizations that could compete with PROVENGE, and potentially other products that we are developing. Products such as androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with PROVENGE and product candidates we may develop. Chemotherapeutic, taxane-based therapy has been available since 2004 for the therapeutic treatment of metastatic, androgen-independent prostate cancer. In addition, many universities and private and public research institutes may become active in cancer research, which may be in direct competition with us.
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
We could face competition for PROVENGE or other approved products from biosimilar products which could impact our profitability.
     We may face competition in Europe from biosimilar products, and we expect we may face competition from biosimilars in the future in the U.S. as well. Lawmakers in the United States have recently enacted healthcare reform legislation which included an abbreviated regulatory pathway for the approval of biosimilars. The EU has already created such a regulatory pathway. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents.
     In the EU, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. We cannot predict to what extent the entry of biosimilar products or other competing products could impact our future potential sale of PROVENGE in the EU. Our inability to compete effectively in non-U.S. territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

     On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act which authorized the FDA to approve biosimilar products. The new law established a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlined statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data in their application to the FDA. The next phase of the process will be implementation of the biosimilars regulatory approval pathway by the FDA. The new law does not change the duration of patents granted on biologic products. While the FDA now has the authority to approve biosimilar products, the FDA has not announced whether they will first publish guidance or rules for biosimilar applicants before approving biosimilar products. With the likely introduction of a pathway for the approval of biosimilars in the United States, we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents. Further, biosimilar manufacturers with approved products in Europe may seek to quickly obtain U.S. approval now that the regulatory pathway for biosimilars has been enacted.
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
     We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we pursue successful commercialization of PROVENGE, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our Chief Executive Officer and other executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.
Risks Relating to Collaboration Arrangements and Reliance on Third Parties
We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, which relationships are not easy to replace.
     We rely upon contract manufacturers for components used in the manufacture and distribution of PROVENGE. Problems with any of our or our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of the antigen or other components we use in the manufacture of PROVENGE. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, loss of components in the process of being manufactured or a shortfall in availability of a necessary component. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to manufacturing processes, or action by us to implement process changes or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties or delays in our suppliers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for PROVENGE, cause us to lose revenue or market share if we are unable to timely meet market demands.

We are dependent on our leukapheresis network for raw materials required for the manufacture of PROVENGE.
     The manufacture of each patient-specific dose of PROVENGE first requires we obtain immune cells from the relevant patient, which is done through a leukapheresis process at a cell collection center with which we have contracted. We have entered into agreements with independent cell collection and blood centers, including the American Red Cross, to perform this process for us. However there are a limited number of centers with the requisite skill, training, staffing and equipment to perform the leukapheresis procedure for PROVENGE patients and we cannot be certain that as our manufacturing capacity expands the leukapheresis network presently available to us will be sufficient to service demand at full capacity. We anticipate that we will need to expand the leukapheresis network available to us prospectively through additional partnerships or other endeavors. There can be no assurances that we will be able to secure sufficient leukapheresis capacity to manufacture PROVENGE when and as desired. If we are unable to expand our access to these services as necessary, our revenues will suffer and our business could be harmed.
We rely on single source vendors for some key components for PROVENGE and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.
     We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. We have entered into a long-term contract with Diosynth for production of the antigen used in the preparation of PROVENGE, which relationship is not readily replaceable. If we are unable to obtain sufficient quantity of the antigen from Diosynth when and as needed, it is uncertain whether sufficient alternative sources could be developed on a timely basis. Any production shortfall on the part of Diosynth, or another supplier should a second source be established, that impairs the supply of the antigen to us would have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.
     To successfully commercialize PROVENGE, we need substantial financial resources and we will need to continue to develop our expertise and physical resources and systems, including the in-process expansion of our manufacturing facilities, distribution and information technology resources and sales and marketing expertise. We may elect to find a commercialization partner for PROVENGE outside the United States. Such collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration would depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of PROVENGE clinical trials, the potential market for PROVENGE, the costs and complexities of manufacturing and delivering PROVENGE to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for PROVENGE is necessary and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of PROVENGE outside the U.S. in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.
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
     With respect to a collaboration for PROVENGE or any of our product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. Disputes may arise between us and our collaborators that delay the development and commercialization of our product candidates. In addition, a collaborator for PROVENGE may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of PROVENGE or other product candidates we may commercialize and materially harm our business and stock price by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market.
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
     We are also subject to the risk of claims, whether meritorious or not, that our products or immunotherapy candidates infringe or misappropriate third party intellectual property rights. If we are found to infringe or misappropriate third party intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.
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
     Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We have clinical trial insurance coverage, and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues.

Risks Relating to an Investment in Our Common Stock
We are currently subject to certain pending litigation and a stockholder demand and may be subject to similar claims in the future.
     Four proposed securities class action suits have been filed in The United States District Court for the Western District of Washington, which the Court has consolidated and which name our company, and our Chief Executive Officer and one of our executive officers, and purport to state claims for securities law violations stemming from our disclosures in 2007 related to PROVENGE and the FDA’s actions regarding our BLA for PROVENGE. A similar suit was filed in the same court, naming plaintiffs who allegedly purchased options rather than the Company’s common stock, not a class action but asserting the same claims. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming our company and/or our executive officers and directors. We cannot predict the outcome of any of these suits. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are costly. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.
Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.
     The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:
•	the relative success of our commercialization efforts for PROVENGE;
•	preclinical and clinical trial results and other product development activities;
•	our historical and anticipated operating results, including fluctuations in our financial and operating results;
•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;
•	announcements of technological innovations or new commercial products by us or our competitors;
•	developments concerning our key personnel;
•	our ability to protect our intellectual property, including in the face of changing laws;
•	announcements regarding significant collaborations or strategic alliances;
•	publicity regarding actual or potential performance of products under development by us or our competitors;
•	market perception of the prospects for biotechnology companies as an industry sector; and
•	general market and economic conditions.
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
     In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our executive officers have employment agreements that include change of control provisions providing severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third party acquisition.
     We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change in control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2010

DENDREON CORPORATION

By:	/s/ MITCHELL H. GOLD, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ GREGORY T. SCHIFFMAN
Gregory T. Schiffman
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/ GREGORY R. COX
Gregory R. Cox
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT