Form 10-Q
period 2010-09-30
DENDREON CORP
filed 2010-11-03
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): ☐ Yes No ☑
     The number of shares of the registrant’s common stock, $.001 par value, outstanding as of October 29, 2010 was 144,329,146.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,907	$409,829
Short-term investments	196,106	167,116
Trade accounts receivable	12,028	—
Prepaid antigen costs	26,234	18,975
Inventory	11,954	1,882
Prepaid expenses and other current assets	18,266	6,684

Total current assets	443,495	604,486
Property and equipment, net	226,710	98,964
Long-term investments	17,711	29,441
Debt issuance costs and other assets	2,615	2,524

Total assets	$690,531	$735,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,988	$2,257
Accrued liabilities	47,354	19,557
Accrued compensation	14,014	6,855
Warrant liability	—	132,953
Current portion of capital lease obligations	2,060	722
Current portion of facility lease obligations	917	592

Total current liabilities	75,333	162,936
Long-term accrued liabilities	3,221	1,554
Capital lease obligations, less current portion	1,452	706
Facility lease obligations, less current portion	19,797	14,120
Convertible senior subordinated notes	52,535	52,535
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 142,170,703 and 131,125,690 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	140	131
Additional paid-in capital	1,669,038	1,286,891
Accumulated other comprehensive income (loss)	116	(4)
Accumulated deficit	(1,131,101)	(783,454)

Total stockholders’ equity	$538,193	$503,564

Total liabilities and stockholders’ equity	$690,531	$735,415

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$20,219	$25	$23,050	$80
Cost of revenue	12,433	—	15,125	—

Gross profit	7,786	25	7,925	80
Operating expenses:
Research and development	13,541	16,494	63,698	41,613
Selling, general and administrative	74,135	9,301	150,050	22,126

Total operating expenses	87,676	25,795	213,748	63,739

Loss from operations	(79,890)	(25,770)	(205,823)	(63,659)
Other income (expense):
Interest income	369	196	947	725
Interest expense	(191)	(606)	(615)	(1,930)
Loss from valuation of warrant liability	—	(19,371)	(142,567)	(122,788)

Net loss before income tax benefit	(79,712)	(45,551)	(348,058)	(187,652)
Income tax benefit	411	—	411	—

Net loss	$(79,301)	$(45,551)	$(347,647)	$(187,652)

Basic and diluted net loss per share	$(0.56)	$(0.40)	$(2.54)	$(1.79)

Shares used in computation of basic and diluted net loss per share	141,996	113,447	136,735	105,096

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities:
Net loss	$(347,647)	$(187,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,961	3,267
Non-cash stock-based compensation expense	25,881	10,413
Loss on valuation of warrant liability	142,567	122,788
Amortization of securities discount and premium	965	(48)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,028)	—
Prepaid antigen costs	(7,259)	(18,975)
Inventory	(10,072)	(948)
Prepaid expenses and other assets	(11,673)	(821)
Accounts payable	8,731	6,652
Accrued liabilities and compensation	34,956	12,583
Other long-term liabilities	(61)	(61)

Net cash used in operating activities	(166,679)	(52,802)

Investing Activities:
Maturities and sales of investments	243,903	38,972
Purchases of investments	(262,230)	(81,324)
Purchases of property and equipment	(125,094)	(26,778)

Net cash used in investing activities	(143,421)	(69,130)

Financing Activities:
Proceeds from exercise of warrant	71,360	—
Proceeds from common stock offering, net of financing costs	—	220,810
Proceeds from release of security deposit associated with debt	222	853
Payments on capital lease obligations	(1,338)	(197)
Payments on long-term debt	—	(2,048)
Payments on facility lease obligations	(461)	(159)
Net proceeds from exercise of stock options and other	7,404	14,963
Issuance of common stock under Employee Stock Purchase Plan	1,991	672

Net cash provided by financing activities	79,178	234,894

Net (decrease) increase in cash and cash equivalents	(230,922)	112,962
Cash and cash equivalents at beginning of year	409,829	59,523

Cash and cash equivalents at end of period	$178,907	$172,485

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,973	$2,379
Assets acquired under facility and capital leases	$9,885	$8,458
Increase in asset retirement obligation	$1,728	$168
Exercise of warrants	$275,520	—
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
Principles of Consolidation
     Effective in the quarter ended September 30, 2010, Dendreon UK Ltd (“Dendreon UK”) and Dendreon Manufacturing, LLC (“Dendreon Manufacturing”) were established. In addition, effective in the quarter ended March 31, 2010, Dendreon Holdings, LLC (“Dendreon Holdings”) and Dendreon Distribution, LLC (“Dendreon Distribution”) were established. Dendreon UK and Dendreon Holdings are wholly-owned subsidiaries of the Company, and Dendreon Distribution and Dendreon Manufacturing are wholly-owned subsidiaries of Dendreon Holdings. The consolidated financial statements for the three and nine months ended September 30, 2010 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries, Dendreon UK, Dendreon Holdings, Dendreon Distribution and Dendreon Manufacturing.
     The financial statements for the nine months ended September 30, 2009 include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego LLC (“Dendreon San Diego”) through February 2, 2009, the effective date of dissolution of the entity.
     All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The accompanying financial information as of December 31, 2009 has been derived from audited financial statements. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of future results that may be expected for the year ending December 31, 2010 or any other future period.
Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”) that expired during October 2010, from the calculation of diluted net loss per common share because such securities are anti-dilutive to the computation of net loss per share. As of September 30, 2010 and 2009, shares excluded from the computation of net loss per share were 22,431,456 and 31,159,725, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (“wholesaler”) to sell PROVENGE, the wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the wholesaler at fixed contract prices that are lower than the price we charge the wholesaler. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and are recorded as other accrued liabilities. For the nine months ended September 30, 2010 we did not record any chargebacks.
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
Inventory
     Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. We began capitalizing raw material inventory in mid April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid April 2009 had been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next few quarters will reflect a lower average per unit cost.
Prepaid Antigen Costs
     The Company utilizes third party suppliers to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from the third party supplier and stores it as raw material inventory for manufacturing and eventual sale. As of September 30, 2010, there was $26.2 million of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture. Delivery of antigen began in the quarter ended September 30, 2010.
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
     We also grant restricted stock awards that generally vest over a four year period; however, in 2006 and 2007 we granted restricted stock awards with certain performance conditions to all employees. At each reporting date, we were required to estimate the probability of achieving each acceleration provision. The restricted stock awards granted in 2006 and 2007 with remaining performance conditions all vested upon marketing approval for PROVENGE by the FDA on April 29, 2010 (the “Approval Date”).
     At September 30, 2010 and December 31, 2009, we had equity-based employee incentive plans, which are described more fully in Note 9 in the 2009 Form 10-K, and in the Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders.
     Stock compensation expense for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine months ended
	September 30,
(in millions)	2010	2009
Cost of revenue	$0.9	$—
Research and development	6.5	4.9
Selling, general and administrative	18.5	5.5

	$25.9	$10.4

     For the nine months ended September 30, 2010 and 2009, tax deductions related to stock compensation expense were not reported as a financing cash flow, versus an operating cash flow, because of the availability of net operating losses.
     The fair value of stock options was estimated at the date of grant using the BSM option valuation model. The following weighted average assumptions were used to determine fair value of options granted and shares purchased under the employee stock purchase plan during the three and nine months ended September 30, 2010 and 2009:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months ended		For the Three Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average estimated fair value	$20.70	$17.23	$17.37	$21.23
Weighted Average Assumptions:
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	75.4%	93.5%	67.2%	137.0%
Risk-free interest rate (C)	0.96%	1.5%	0.19%	0.4%
Expected term (D)	4.5 years	4.4 years	0.5 years	1.0 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the Nine Months ended		For the Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average estimated fair value	$22.10	$17.23	$17.36	$10.71
Weighted Average Assumptions:
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	78.6%	93.5%	100.0%	137.0%
Risk-free interest rate (C)	1.6%	1.5%	0.27%	0.6%
Expected term (D)	4.5 years	4.4 years	0.6 years	1.3 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected term of the options for the quarter and year ended September 30, 2010 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior, and the expected terms of certain peer companies. The expected term of the options for the quarter and year ended September 30, 2009 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.
     The following table summarizes our stock option activity during the nine months ended September 30, 2010:

	Shares	Weighted-Average	Weighted-Average
	Subject to	Exercise Price per	Remaining	Aggregate Intrinsic
	Options	Share	Contractual Life	Value
Outstanding, January 1, 2010	3,274,615	$11.73
Granted	533,750	36.70
Exercised	(1,547,865)	7.39
Forfeited	(44,585)	24.67

Outstanding, September 30, 2010	2,215,915	$20.51	7.88	$47,338,198

Exercisable, September 30, 2010	699,709	$9.35	5.72	$22,284,101
     As of September 30, 2010 we had approximately $13.4 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 1.3 years.
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
     The following table summarizes our restricted stock award activity during the nine months ended September 30, 2010 and 2009:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Stock	Date	Stock	Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of period	2,360,138	$7.71	1,462,936	$6.13
Granted	1,105,994	33.82	1,405,115	7.01
Vested	(1,248,946)	6.95	(426,308)	5.55
Forfeited or expired	(100,480)	15.83	(114,938)	5.74

Outstanding at end of period	2,116,706	$21.41	2,326,805	$6.79

     As of September 30, 2010 we had approximately $26.3 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted average period of approximately 1.4 years.
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
     Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under Accounting Standards Codification (“ASC”) 360-10, “Property, Plant and Equipment,” and asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
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
     The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the BSM option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million of which $142.6 million was recognized as a loss from valuation of warrant liability during the nine months ended September 30, 2010 and of which $122.8 million was recognized as a loss during the nine months ended September 30, 2009.
Income Taxes
     We recognized $0.4 million in income tax benefit for the three months and nine months ended September 30, 2010 relating to refundable credits, compared with no income tax expense or benefit for the same periods of 2009.
3. RECENT ACCOUNTING PRONOUNCEMENTS
     Effective during the quarter ended March 31, 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events” (“ASU 2010-09”), amending ASC 855, “Subsequent Events,” to state that an entity that is a SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date. The amendment was effective commencing with the quarter ended March 31, 2010. The adoption of ASU 2010-09 did not have a significant impact on our financial statements.
     During the quarter ended March 31, 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures”, which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and Level 2 fair value measurements were effective commencing with the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ending March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

4. FAIR VALUE MEASUREMENTS
     We measure and report at fair value our cash equivalents and investment securities. We also measured and reported at fair value our warrant liability, prior to exercise of the warrants in the second quarter of 2010. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:
     Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;
     Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3 — Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$152,621	$152,621	$—	$—
Commercial paper	19,993	—	19,993	—
Corporate debt securities	91,312	—	91,312	—
Government-sponsored enterprises	82,268	—	82,268	—
U.S. Treasury Note	34,005	—	34,005	—

Total financial assets	$380,199	$152,621	$227,578	$—

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market	$378,663	$378,663	$—	$—
Commercial paper	32,543	—	32,543	—
Corporate debt securities	92,273	—	92,273	—
Government-sponsored enterprises	33,022	—	33,022	—
U.S. Treasury Note	64,918	—	64,918	—

Total financial assets	$601,419	$378,663	$222,756	$—

Liabilities:
Warrants	$132,953	$—	$—	$132,953

Total financial liabilities	$132,953	$—	$—	$132,953

     Our fixed income investment securities are valued using the market approach. The fair value of the Warrants was determined using the BSM model with volatility derived from the weighted average current volatility and implied volatilities of traded options.

     The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Nine Months	Year
	Ended	Ended
Description	September 30, 2010	December 31, 2009
Beginning balance	$132,953	$14,190
Purchases, issuances, and settlements	—	—
Total loss included in net loss (1)	142,567	118,763
Exercise and conversion into common stock	(275,520)	—

Ending balance	$—	$132,953

(1)	The loss for the nine months ended September 30, 2010 relates to the revaluation of the Warrant liability from December 31, 2009 through May 18, 2010, the date of exercise. The loss is reflected in our consolidated statements of operations as a component of other expense.
     The fair value of the convertible senior subordinated notes (the “Notes”) at September 30, 2010, was approximately $198.1 million, based on the last trading price in September. Such amounts are determined based on quoted prices in active markets for similar instruments (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease and debt obligations approximate fair value based on current interest rates, which contain an element of default risk.
5. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or	Fair
	Amortized	Market
	Cost	Value
	(In thousands)
September 30, 2010
Due in one year or less	$195,995	$196,106
Due after one year through two years	17,706	17,711

	$213,701	$213,817

December 31, 2009
Due in one year or less	$167,131	$167,116
Due after one year through two years	29,430	29,441

	$196,561	$196,557

     Our gross realized gains or losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2010 and 2009.

     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
	(In thousands)
September 30, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	91,277	45	(10)	91,312
Government-sponsored enterprises	82,202	69	(3)	82,268
U.S. Treasury Note	33,990	15	—	34,005

	$213,701	$129	$(13)	$213,817

December 31, 2009
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	92,263	19	(9)	92,273
Government-sponsored enterprises	33,015	15	(8)	33,022
U.S. Treasury Note	64,939	7	(28)	64,918

	$196,561	$41	$(45)	$196,557

     None of our securities have been in a continuous unrealized loss position for more than 12 months at September 30, 2010.
     We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). Amortization of discounts or premiums is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The decline in fair value of certain of our investments is judged by us, on an individual basis, to be temporary. We do not intend to sell an impaired security, and it is unlikely that we will be required to sell a security before the recovery of its amortized cost basis. See Footnote 4 — Fair Value Measurements for further discussion.
     We had $6.2 million and $6.3 million in secured deposits for various letters of credit as of September 30, 2010 and December 31, 2009, respectively, which are classified as long-term investments.
6. INVENTORY
Inventories stated at the lower of cost or market consisted of the following:

(in thousands)	September 30, 2010	December 31, 2009
Raw materials	$11,627	$1,882
Work in process	1	—
Finished goods	326	—

Total inventories	$11,954	$1,882

7. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Furniture and office equipment	$4,783	$1,473
Laboratory and manufacturing equipment	14,549	12,313
Computer equipment and software	30,703	22,485
Leasehold improvements	77,068	16,157
Buildings	12,285	1,730
Construction in progress	127,427	76,235

	266,815	130,393
Less accumulated depreciation and amortization	(40,105)	(31,429)

	$226,710	$98,964

     In August, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility. Phase II of the facility build-out was substantially complete in January 2010, and Phase III of the facility was substantially complete in May 2010. We have completed validation activities for the expansion space and are seeking licensure by the FDA.
     In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California (the “Orange County Facility”) for use by us as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million. As we are responsible for the construction costs, we are deemed to be the owner of the Orange County Facility for accounting purposes during the construction period. Upon taking possession of the facility and subsequently beginning construction, we capitalized approximately $6.7 million in property and equipment to record the estimated fair value of the building with a related lease obligation at September 30, 2010 of approximately $6.4 million, which was reflected in the accompanying balance sheet as a facility lease obligation. The facility build-out was substantially complete in August 2010 and we have commenced validation activities.
     In July 2009, we entered into a lease with Majestic Realty Co. for building space totaling approximately 160,000 square feet in Atlanta, Georgia (the “Atlanta Facility”) for use by us as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. As we are responsible for the construction costs, we are deemed to be the owner of the facility for accounting purposes during the construction period. Upon taking possession of the facility and beginning construction, we capitalized approximately $6.4 million in property and equipment to record the estimated fair value of the building with a related lease obligation of approximately $6.4 million at September 30, 2010, which was reflected in the accompanying balance sheet as a facility lease obligation. The related lease payments have been allocated to the building and the land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and the balance of the lease payment is applied to the facility lease obligation. We have substantially completed the build-out of the facility and received a final certificate of occupancy on October 21, 2010. We have commenced validation activities for the facility.
     At September 30, 2010, the $127.4 million in construction in progress included $25.7 million related to the New Jersey Facility expansion, $39.8 million related to the build-out of the Orange County Facility, $39.8 million related to the build-out of the Atlanta Facility, $14.3 million of capitalized facility leases and $7.8 million in software and other. For the nine months ended September 30, 2010, we have capitalized $2.4 million of interest.
8. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Clinical trial costs	$1,383	$1,243
Deferred rent	1,246	1,334
Accrued property and equipment	13,190	9,443
Accrued legal costs	281	318
Settlement liability	18,290	—
Other accrued liabilities	12,964	7,219

	$47,354	$19,557

9. CONVERTIBLE SENIOR SUBORDINATED NOTES
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.2 million and $2.1 million during the nine months ended September 30, 2010 and 2009, respectively.
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
10. COMMITMENTS AND CONTINGENCIES
     We have a supply agreement with Diosynth covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. We currently have a commitment with Diosynth to purchase antigen through the second quarter of 2011 for a total of $78.7 million related to two orders. As of September 30, 2010, we have paid $21.5 million towards our first order and began receiving shipments of the order in the third quarter 2010. We have a remaining obligation related to the first order of approximately $18.0 million as of September 30, 2010. In May 2010, we placed a second order with Diosynth for shipment of antigen to commence delivery in mid 2011. We prepaid $9.3 million to Diosynth in May 2010 related to this order and have a remaining commitment of $29.9 million. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.
     In September 2010 we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. At September 30, 2010, we have a remaining payment obligation for the transfer of the antigen production process aggregating $19.9 million payable through August 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery to commence in the second half of 2011.
     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The guaranteed maximum price for the completion of all work under the construction agreement is approximately $51.1 million, of which $49.8 million has been paid through September 30, 2010.

     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-out of the Atlanta Facility and Orange County Facility, for a maximum total cost of approximately $87.7 million of which $71.0 million has been paid through September 30, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to PROVENGE and the FDA’s actions regarding our BLA for PROVENGE. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing lead plaintiff leave to amend the complaint each time. Lead plaintiff filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for PROVENGE, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. Discovery was completed on June 22, 2010, and trial had been set for October 18, 2010. On September 16, 2010, the parties agreed to settle the class action for a payment of $16.5 million to the class, with no admission of wrongdoing on the part of defendants. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement. On October 25, 2010, lead plaintiff filed a motion for preliminary approval of the settlement pending a settlement hearing, a stipulation of settlement, and other settlement documentation. A date for the settlement hearing has not been set. The Company has insurance that is expected to cover a significant portion of the settlement and is in the process of actively pursuing reimbursement.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. Discovery was completed on June 22, 2010, and trial had been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation. On September 27, 2010, the Court dismissed the action with prejudice, after the parties notified the Court that they had reached a settlement. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement.
     Management believes that final resolution of these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.
11. EQUITY
Equity Line of Credit
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to the Common Stock Purchase Agreement, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million. The Common Stock Purchase Agreement expired during October 2010.

12. COMPREHENSIVE LOSS
     Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(79,301)	$(45,551)	$(347,647)	$(187,652)
Net unrealized gain (loss) on securities	90	(4)	120	10

Comprehensive loss	$(79,211)	$(45,555)	$(347,527)	$(187,642)

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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our quarterly report for the quarter ended June 30, 2010 under the caption, “Risk Factors” and also in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
OVERVIEW
     We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that can significantly improve cancer treatment options for patients. Our portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), an autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant, hormone-refractory prostate cancer. Commercial sale of PROVENGE began in May 2010.
     We have incurred significant losses since our inception. As of September 30, 2010, our accumulated deficit was $1,131.1 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund operations from revenue generated from the commercial sale of PROVENGE, available cash on hand, and access to the capital markets as we continue to develop the infrastructure to support the commercialization of PROVENGE, including our manufacturing capacity, expand our clinical trial programs, apply for regulatory approvals and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. We own worldwide rights for PROVENGE.
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

     Approximately 25% of the capacity at our Morris Plains, New Jersey manufacturing facility (the “New Jersey Facility”) has been approved by the FDA for commercial manufacturing. We began the expansion of the remaining 75% capacity of the New Jersey Facility in July 2009 to bring that facility to full capacity. We have completed validation activities necessary to support FDA licensure of the additional capacity. Subject to license by the FDA, we expect the additional capacity to be available in the first half of 2011. During July and August 2009, we entered into new facilities leases in Atlanta, Georgia, (the “Atlanta Facility”) and Orange County, California, (the “Orange County Facility”) for an aggregate of approximately 340,000 square feet of space we intend to use for commercial manufacturing. We commenced occupation of the Atlanta Facility and Orange County Facility during the third quarter 2010 and have commenced validation activities for these facilities. These facilities will be available for commercial manufacture of PROVENGE after review and license by the FDA.
     As of September 30, 2010, our commercial team included approximately 70 individuals employed in sales, marketing, and government affairs. During the third quarter, our field based teams were primarily focused on training infusion sites and customer education in addition to sales activity for PROVENGE.
     With respect to reimbursement, since the quarter ended June 30, 2010, one additional Medicare Administrative Contractor (“MAC”) has established coverage guidelines for PROVENGE, bringing the total to ten of the fifteen regional MAC territories having to date established coverage guidelines for on-label use of PROVENGE. Of the remainder, four have stated that they will process PROVENGE claims. One MAC region, covering Arkansas, Louisiana and Mississippi, has indicated it will establish a policy of non-coverage, however we continue to work with them to ensure patients have access to PROVENGE in that region. Also during the quarter, additional private payers such as CIGNA, HealthNet, Regence of Washington, United Healthcare and WellPoint established local or national coverage.
     The Centers for Medicare and Medicaid Services (CMS) initiated a National Coverage Assessment (NCA) of PROVENGE on June 30, 2010. NCAs do not impact existing coverage decisions, nor do they restrict local Medicare contractors from covering PROVENGE. Medicare beneficiaries are still able to access PROVENGE where it is covered by the local contractor. The NCA does not affect coverage of PROVENGE by private payers. CMS has scheduled a meeting for November 17, 2010 to consider and review commentary on the currently available evidence regarding the impact of labeled and unlabeled use of autologous cellular immunotherapy treatment on health outcomes of patients with metastatic prostate cancer.
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
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (“wholesaler”) to sell PROVENGE, the wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the wholesaler at fixed contract prices that are lower than the price we charge the wholesaler. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and are recorded as other accrued liabilities. For the nine months ended September 30, 2010 we did not record any chargebacks.
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
Fair Value
     We currently measure and report at fair value our cash equivalents and investment securities. We also measured and reported at fair value our warrant liability, prior to exercise of the warrants in the second quarter of 2010. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
     Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, “Property, Plant and Equipment,” and asset retirement obligations initially measured under ASC 410-20, “Asset Retirement and Environmental Obligations.”
Warrant Liability
     On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants to purchase up to 8.0 million shares of common stock (the “Warrants”) to an institutional investor (the “Investor”). The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010, we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8,000,000 shares of common stock, resulting in aggregate cash proceeds of $71.4 million.

     The Warrants were recorded at their fair values at issuance and were adjusted to fair value at each subsequent balance sheet date. Any change in fair value between reporting periods was recorded as other income (expense) each reporting period. The Warrants were reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-Merton (“BSM”) option valuation model. As of May 18, 2010 (the “Exercise Date”) and December 31, 2009, the fair value of the Warrants was determined to be $275.5 million; accordingly, we recorded approximately $142.6 million in other loss for the nine months ended September 30, 2010 related to the change in the fair value of the Warrants.
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
     During the quarter ended March 31, 2010 we adopted ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and Level 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and Level 2 fair value measurements were effective for the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ended March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.
RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenue	$20,181	$—	$22,971	$—
Collaborative revenue	38	25	79	80

Total revenue	$20,219	$25	$23,050	$80

     Product revenue of $20.2 million and $23.0 million during the three and nine months ended September 30, 2010, respectively, resulted from commercial sale of PROVENGE following FDA approval on April 29, 2010. The nine months ended September 30, 2010 reflects approximately five months of product sales activity. We recognize product revenues from the sale of PROVENGE upon our confirmed product delivery to the prescribing site and issuance of the product release form to the physician site.
     Collaborative revenue includes the recognition of deferred revenue related to a license agreement amounting to $38,000 and $25,000 for the three months ended September 30, 2010 and 2009, respectively, and $79,000 and $80,000 for the nine months ended September 30, 2010 and 2009, respectively.
Cost of Revenue
     Cost of revenue was $12.4 million and $15.1 million for the three months and nine months ended September 30, 2010, respectively. The cost of revenue includes the costs of manufacturing and distributing PROVENGE and excess manufacturing overhead due to under utilization of our Morris Plains, NJ manufacturing facility (the “New Jersey Facility”) plant capacity. Although commercial manufacture of PROVENGE began in May 2010 after FDA approval, substantial production of PROVENGE for commercial sale did not commence until third quarter 2010. During April and May 2010, the New Jersey Facility primarily manufactured PROVENGE for clinical patients who were enrolled in existing clinical trials prior to FDA approval. The costs related to clinical manufacture are classified as research and development expense.

     Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution, we anticipate cost of revenue as a percentage of product revenue will decline.
     We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the year. These costs were classified as selling, general and administrative expense. We expect that these expenses will continue to increase as we add additional headcount in anticipation of being licensed by the FDA to produce PROVENGE for commercial sale in the expanded capacity of our New Jersey Facility, as well as hiring for our Orange County, California and Atlanta, Georgia facilities.
     We began capitalizing raw material inventory in mid April 2009, in preparation for our PROVENGE product launch, when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid April 2009 were recorded as research and development expense in our statement of operations. As a result, cost of revenues will reflect a lower average per unit cost of materials offset by higher per unit manufacturing overhead due to under utilization of plant capacity for the next few quarters.
Research and Development Expenses
     Research and development expenses decreased to $13.5 million for the three months ended September 30, 2010, from $16.5 million for the three months ended September 30, 2009. Research and development expenses increased to $63.7 million for the nine months ended September 30, 2010, from $41.6 million for the nine months ended September 30, 2009. The increase in research and development expense for the nine months ended September 30, 2010 is the result of increased employee related expenses, including stock compensation, clinical trial costs in connection with sipuleucel-T trials, as well as expenses incurred in securing second source suppliers and expanding product pipeline development. We also manufactured PROVENGE for clinical patients who were enrolled in existing clinical trials prior to the approval date.
     Financial data related to our research and development activities is categorized as either costs associated with clinical programs or discovery research. Our research and development expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Clinical programs:
Direct costs	$3.7	$1.2	$7.8	$3.7
Indirect costs	8.0	14.8	50.0	36.5

Total clinical programs	11.7	16.0	57.8	40.2
Discovery research	1.8	0.5	5.9	1.4

Total research and development expense	$13.5	$16.5	$63.7	$41.6

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, stock-based compensation, rent, utilities and other facilities-related maintenance. The costs in each category may change in the future and new categories may be added. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $74.1 million for the three months ended September 30, 2010, compared to $9.3 million for the three months ended September 30, 2009. Selling, general and administrative expenses increased to $150.1 million for the nine months ended September 30, 2010, compared to $22.1 million for the nine months ended September 30, 2009. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, as mentioned above, selling, general and administrative costs include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during the quarter and related costs of personnel in training. Further, the three months ended September 30, 2010 included a $13.3 million charge for settlement of litigation, as discussed in Note 10, for which we are actively pursuing reimbursement for a significant portion from our insurers. The significant increase in selling, general and administrative expenses for the three and nine months ended September 30, 2010 compared to 2009 was primarily attributable to increased payroll costs from increased headcount and commercial product launch preparation activities, including non-operational manufacturing capacity.
     We incurred substantial costs associated with the portion of the New Jersey Facility which was not operational during the year. We have also begun incurring pre-operational costs at the Atlanta and Orange County manufacturing facilities (“Atlanta Facility” and “Orange County Facility”) both of which have been substantially completed and are undergoing validation activities. These costs include the facility related expenditures, additional headcount to support the build-out as well as prepare for commercial production of PROVENGE in anticipation of licensure of the facilities for manufacture of PROVENGE by the FDA. The costs related to these activities for the three months ended June 30 and September 30, 2010 were approximately $17.7 million and $33.4 million, respectively, and represent ongoing expenses of the manufacturing facilities that will be classified as cost of revenue when the related commercial operations commence, as well as one-time start up costs required to support the launch of PROVENGE and new facility start-up. We expect that these types of expenditures will continue to increase until the facilities become fully operational.
Interest Income
     Interest income increased to $0.4 million for the three months ended September 30, 2010 from $0.2 million for the three months ended September 30, 2009. Interest income increased to $0.9 million for the nine months ended September 30, 2010, from $0.7 million for the nine months ended September 30, 2009. The increases in interest income for the three and nine months ended September 30, 2010 compared to 2009 was primarily due to increased holdings of cash and investments.
Interest Expense
     Interest expense decreased to $0.2 million for the three months ended September 30, 2010, compared to $0.6 million for the three months ended September 30, 2009. Interest expense decreased to $0.6 million for the nine months ended September 30, 2010, compared to $1.9 million for the nine months ended September 30, 2009. The decreases in interest expense for the three and nine months ended September 30, 2010 compared to 2009 was primarily due to a lower outstanding debt balance associated with the conversion in April 2009 and the exchange in May 2009 of $32.7 million in aggregate principal amount of the 4.75% Convertible Senior Subordinated Notes due 2014 (the “Notes”) to equity. In addition, we capitalized interest expense of $2.4 million for the nine months ended September 30, 2010.
Warrant Liability
     Non-operating loss associated with the increase in warrant liability for the nine months ended September 30, 2010 was $142.6 million, as compared to non-operating loss of $122.8 million for the nine months ended September 30, 2009. The fair value was calculated using the BSM option valuation model and was revalued at each reporting period and finally at the date of exercise. The warrant agreement was amended and immediately exercised in May 2010 and therefore the fair value of the Warrants will have no further impact on our results of operations in the future.
LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of September 30, 2010, we had approximately $392.7 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements and interest income.
     Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $166.7 million and $52.8 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2010 resulted from expenses associated with the commercial launch of PROVENGE in 2010, including working capital needs to support increased inventory, increased selling, general and administrative expense, primarily as a result of an increase in personnel from 311 as of September 30, 2009 to 1,047 as of September 30, 2010, and pre-launch expenditures.
     Net cash used in investing activities for the nine months ended September 30, 2010 and 2009, was $143.4 million and $69.1 million, respectively. Expenditures related to investing activities for the nine months ended September 30, 2010, consisted primarily of purchases of investments of $262.2 million and purchases of property and equipment, primarily facilities related expenditures, of $125.1 million, offset by maturities and sales of investments of $243.9 million.
     We believe that our current cash on hand as of September 30, 2010 together with our access to the capital markets, is sufficient to meet our anticipated expenditures for at least the next 12 months as we execute on our commercialization plan for PROVENGE. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long-term liquidity needs for uses including:
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
Office Leases
     In March 2009, we entered into the second amendment to our office lease agreement with Selig Holdings Company, LLC. The amendment extends the term on our headquarters to December 31, 2011. In April 2010, we leased an additional 11,500 square feet in the headquarters building, with a term commencing in May 2010 and ending December 31, 2011.
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
     On August 18, 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility, described below. Phase II of the facility build-out was substantially completed in January 2010, and Phase III of the facility was substantially complete in May 2010. We have completed validation activities for the expansion space and are seeking licensure by the FDA. The lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. The deposit was later reduced to $1.9 million. The $1.9 million security deposit was recorded as long-term investment on our consolidated balance sheet as of September 30, 2010.
     In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The guaranteed maximum price for the completion of all work under the agreement is approximately $51.1 million of which $49.8 million has been paid through September 30, 2010.
     As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.
     In July 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia, consisting of approximately 160,000 square feet (the “Atlanta Facility”). The facility was substantially complete in the third quarter and a final certificate of occupancy was issued on October 21, 2010. The initial lease term, which commenced in March 2010 upon substantial completion of the facility, is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. We commenced occupation of the facility in September 2010. The aggregate rent payable for the building shell under the initial lease term is $6.7 million.
     In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 square feet in Orange County, California (the “Orange County Facility”). The build-out of the facility was substantially complete in August 2010. The initial lease term is for ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We commenced occupation of the facility in July 2010. The aggregate rent payable for the existing warehouse property under the initial lease term is $13.6 million.
     The Georgia and California leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Georgia letter of credit totaling $222,000 was returned to us in May 2010. The California letter of credit was $2.2 million as of September 30, 2010 and is secured by a deposit of $2.2 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of September 30, 2010.
     During the third quarter 2009, we engaged LifeTek Solutions, Inc., to provide consulting design and commissioning services for the build-out of the Atlanta Facility and the Orange County Facility as well as Phase II and Phase III of the New Jersey Facility, for a maximum total cost of approximately $6.0 million.
     In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-outs of the Atlanta Facility and Orange County Facility, for a maximum total cost of approximately $87.7 million of which $71.0 million has been paid through September 30, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.
Production and Supply Expenses
     In May 2009, we placed an order for $39.5 million with Diosynth under our agreement dated December 22, 2005, as amended, which covers the commercial production of the recombinant antigen used in the manufacture of PROVENGE. We began receiving shipments in the third quarter of 2010. As of September 30, 2010, our remaining obligation related to this first order is to pay Diosynth $18.0 million upon the delivery of antigen. In May 2010, we placed an order with Diosynth for shipment of antigen to commence delivery in mid 2011. The commitment for this order is $39.2 million of which approximately $9.3 million was prepaid to Diosynth in the second quarter of 2010. On May 12, 2010, we entered into a Second Amendment to the agreement with Diosynth to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

     On September 15, 2010 we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. At September 30, 2010, we have a remaining payment obligation for the transfer of the antigen production process aggregating $19.9 million payable through August 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery to commence in the second half of 2011.
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
     In April 2008, we received net proceeds of $46.0 million from the issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants were exercisable at any time prior to October 8, 2015, with an exercise price of $20.00 per share of common stock and included a net exercise feature. The Warrants contained a “fundamental change” provision, as defined in the Warrants, which may in certain circumstances allow the Warrants to be redeemed for cash in an amount equal to the BSM Value, as defined in the Warrants. The Warrants were recorded as a liability and then marked to market each period through earnings in other income (expense). On May 18, 2010 (the “exercise date”), we entered into an amendment (the “Amendment”) to the Warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million. The fair value of the Warrants at the exercise date and December 31, 2009 was approximately $275.5 million and $133.0 million, respectively. As a result of this increase, we recorded $142.6 million in non-operating loss for the nine months ended September 30, 2010.
     On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement with Azimuth (the “Common Stock Purchase Agreement”), which we amended in October 2008 and February 2009. The Common Stock Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock to Azimuth and received net proceeds of approximately $19.8 million. The Common Stock Purchase Agreement expired during October 2010.
Convertible Notes
     In June and July 2007, an aggregate of $85.3 million of the Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the Notes to receive additional interest on the Notes at an annual rate equal to 1% of the outstanding principal amount of the Notes. We recorded interest expense, including the amortization of debt issuance costs related to the Notes, of $2.2 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.
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
     As of September 30, 2010, $52.5 million in aggregate principal amount of the Notes was outstanding. The fair value of the Notes at September 30, 2010 and December 31, 2009 was approximately $198.1 million and $141.8 million, respectively, based on the last trading prices in September and December, respectively. Such amounts are determined based on quoted prices in active markets for similar instruments.
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
     As of September 30, 2010 and December 31, 2009, we had short-term investments of $196.1 million and $167.1 million, respectively, and long-term investments of $17.7 million and $29.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at September 30, 2010, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.6 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.
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
     During the quarter ended September 30, 2010, we have added additional controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) related to inventory costing that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning on May 24, 2007, four proposed securities class action suits were filed in the United States District Court for the Western District of Washington, on behalf of purchasers of the Company’s common stock, purporting to state claims for securities law violations stemming from our disclosures related to PROVENGE and the FDA’s actions regarding our BLA for PROVENGE. The complaints seek compensatory damages, attorney’s fees and expenses. On October 4, 2007, the Court consolidated these actions under the caption McGuire v. Dendreon Corporation, et al., and designated a lead plaintiff. The lead plaintiff designated the complaint filed June 6, 2007 in McGuire, et al. v. Dendreon Corporation, et al., as the operative complaint. Between December 2007 and January 2009, Dendreon and the individual defendants filed motions to dismiss the original complaint, the amended complaint, and the second amended complaint. The Court granted these motions in part, and denied them in part, allowing lead plaintiff leave to amend the complaint each time. Lead plaintiff filed a third amended complaint on June 8, 2009. The third amended complaint includes claims against Dendreon, our chief executive officer, and a senior vice president, challenging disclosures related to the FDA’s actions regarding our BLA for PROVENGE, and the sale of Dendreon stock by our chief executive officer. On June 29, 2009, defendants filed an answer to the third amended complaint. Discovery was completed on June 22, 2010, and trial had been set for October 18, 2010. On September 16, 2010, the parties agreed to settle the class action for a payment of $16.5 million to the class, with no admission of wrongdoing on the part of defendants. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement. On October 25, 2010, lead plaintiff filed a motion for preliminary approval of the settlement pending a settlement hearing, a stipulation of settlement, and other settlement documentation. A date for the settlement hearing has not been set. The Company has insurance that is expected to cover a significant portion of the settlement and is in the process of actively pursuing reimbursement.
     On March 31, 2009, a complaint captioned Mountanos v. Dendreon Corporation, et al., was filed in the United States District Court for the Western District of Washington, naming Dendreon, our chief executive officer, and a senior vice president as defendants. The complaint in Mountanos makes similar factual and legal allegations as the second amended complaint filed in the McGuire action described above, but Mountanos is not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. It seeks compensatory damages, attorney’s fees and expenses. On July 2, 2009, plaintiffs filed an amended complaint, which the defendants answered on August 3, 2009. Discovery was completed on June 22, 2010, and trial had been set for October 18, 2010, to take place concurrently with the trial in McGuire v. Dendreon Corporation. On September 27, 2010, the Court dismissed the action with prejudice, after the parties notified the Court that they had reached a settlement. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement.
     Management believes that final resolution of these matters, individually or in aggregate, will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, these matters are subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future. Thus, these matters could result in a material adverse effect on our business, financial condition and results of operations.

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
Date: November 3, 2010

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