Form 10-K
period 2010-12-31
DENDREON CORP
filed 2011-03-01
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2010, as reported by the NASDAQ Stock Market, was $4,524,926,424.

As of February 23, 2011, the registrant had outstanding 145,520,685 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2011 with the Securities and Exchange Commission in connection with the registrant’s 2011 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

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

On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), our first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of invasive bladder cancer. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and the trial is ongoing.

Commercialization of PROVENGE

In 2010, we achieved revenue from PROVENGE of $48.0 million. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (“New Jersey Facility”). We anticipate our manufacturing capabilities will significantly increase during 2011 with the licensure by the FDA of additional capacity at our New Jersey Facility in the first quarter of 2011, and licensure of our new facilities in Orange County, California and Atlanta, Georgia anticipated mid-year 2011. On February 28, 2011, we submitted our request to the FDA for licensure of the Orange County facility to manufacture PROVENGE. We expect to establish relationships with and support approximately 450 infusion sites by the end of 2011.

Soon after PROVENGE was approved by the FDA, the National Comprehensive Cancer Network (“NCCN”) listed PROVENGE in the NCCN Clinical Practice Guidelines in Oncology for Prostate Cancer and NCCN Drugs & Biologics Compendium as a category 1 treatment recommendation for patients with castrate-resistant prostate cancer. A category 1 recommendation means that “the recommendation is based on high level evidence (e.g., randomized controlled trials) and there is uniform NCCN consensus.” With respect to reimbursement, all of the regional Medicare Administrative Contractors (“MACs”) have established coverage guidelines for on-label use of PROVENGE or have stated that they will process PROVENGE claims. In addition, a significant number of private payers including Aetna, Emblem Health, Humana, Kaiser, CIGNA, HealthNet, Regence of Washington, United Healthcare and WellPoint established local or national coverage. On June 30, 2010, the Centers for Medicare and Medicaid Services (“CMS”) opened a national coverage analysis for PROVENGE. The agency is expected to issue a proposed decision memorandum by March 30, 2011 with an analysis completion date of June 30, 2011. In the event CMS were to impose restrictions or additional requirements on coverage of PROVENGE by Medicare contractors it could have a significant adverse impact on PROVENGE sales. CMS met in November 2010 to consider and review commentary on the currently available evidence regarding the impact of labeled and unlabeled use of autologous cellular immunotherapy treatment on health outcomes of patients with metastatic prostate cancer.

Data from the pivotal Phase 3 IMPACT study for PROVENGE was published in the July 29, 2010 issue of the New England Journal of Medicine, showing that PROVENGE demonstrated a statistically significant improvement in overall survival compared to control in men with asymptomatic or minimally symptomatic metastatic castration resistant prostate cancer.

Following a number of pre-submission meetings with European Union (“E.U.”) National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. We plan to use the clinical data described in our U.S. Biologics License Application to file our marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in late 2011 or early 2012. To accelerate the regulatory timeline, initially PROVENGE will be manufactured through a contract manufacturing organization while we concurrently build an immunotherapy manufacturing facility in Europe. We anticipate a regulatory decision from the E.U. in the first half of 2013.

Cancer Immunotherapy

Cancer is characterized by abnormal cells that grow and proliferate, forming masses called tumors. Under the right circumstances, these proliferating cells can metastasize, or spread, throughout the body and produce deposits of tumor cells called metastases. As the tumors grow, they may cause tissue and organ failure and, ultimately, death. Therapies such as surgery, radiation, hormone treatments and chemotherapy, may not have the desired therapeutic effect and may result in significant detrimental side effects. Active cellular immunotherapies are designed to stimulate the immune system, the body’s natural mechanism for fighting disease, and may overcome some of the limitations of current standard-of-care cancer therapies.

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

An immune response is started by a specialized class of immune system cells called antigen-presenting cells. Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are then displayed on the surface of the antigen-presenting cell. Once on display, these antigens can be recognized by specific classes of immune cells called lymphocytes. One category of lymphocytes, T lymphocytes (“T cells”), combat disease by killing antigen-bearing cells directly. In this way, T cells may eliminate cancers and virally infected tissue. T cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. A second category of lymphocytes, B lymphocytes (“B cells”), produce specific antibodies when activated. Each antibody binds to and attacks one particular type of antigen expressed on a cell.

Our Active Immunotherapy Approach

We combine our experience in processing antigen-presenting cells and identifying and engineering antigens to produce active and autologous cellular immunotherapy products, which are designed to stimulate a tumor-directed immune response. We believe that our proprietary technology is applicable to many antigens of interest and, therefore, may be developed to target a variety of solid tumor and blood-borne malignancies.

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

Antigen Identification.  Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens that we find localized in diseased tissue as candidates for antigen engineering. PROVENGE is designed to target the prostate cancer antigen prostatic acid phosphatase (“PAP”), an antigen that is expressed in more than 90% of all prostate cancers. The antigen target for DN24-02, our active cellular immunotherapy candidate in development for the treatment of bladder, breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated CEA and CA-9. We discovered the tumor antigen TRPM8 and we are presently utilizing this protein as a target for small molecule drug development.

Antigen Engineering.  We engineer antigens to produce proprietary active cellular immunotherapies. Our antigen engineering is designed to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells. We can affect the quality and quantity of the immune response that is generated by adding, deleting or modifying selected sequences of the antigen gene, together with inserting the modified antigen into our proprietary Antigen Delivery Cassettetm technology.

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

Active Cellular Immunotherapy Production and Delivery.  Our manufacturing process involves two key elements: the antigen in the Antigen Delivery Cassette technology and antigen-presenting cells. To obtain antigen-presenting cells, we acquire white blood cells removed from a patient via a standard blood collection process called leukapheresis. We transport the cells to the manufacturing facility via professional courier service. The cells are further processed using our proprietary cell separation technology. The resulting antigen-presenting cells are then incubated with the required concentration of the antigen under controlled conditions. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. Our process requires less than three days from cell collection to the administration of the active immunotherapy product candidate.

PROVENGE® (sipuleucel-T)

Market for PROVENGE

The American Cancer Society estimated that in 2010 approximately 217,730 new cases of prostate cancer would be diagnosed in the United States, and approximately 32,050 men were expected to die of prostate cancer. Castrate-resistant prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer regulated by androgens, or male hormones; it is also referred to as androgen-independent prostate cancer or hormone-refractory prostate cancer.

Early-stage, localized prostate cancer may be cured with surgery or radiation therapy. The disease will recur in approximately 20% to 30% of men, at which point hormone ablation therapy is the most commonly used treatment approach. While most prostate cancer initially responds to hormone ablation therapy, the vast majority of these patients will experience disease progression after 18 to 24 months, becoming refractory to hormone treatment, or castrate-resistant. Prior to the approval of PROVENGE, a chemotherapeutic was the only FDA-approved drug that had been proven to prolong survival in men with metastatic, castrate-resistant (hormone-refractory) prostate cancer. We believe that PROVENGE addresses a significant unmet medical need for patients with asymptomatic or minimally symptomatic metastatic, castrate-resistant prostate cancer by prolonging survival with the most common side effects being mild to moderate and of short duration.

PROVENGE Clinical Trials

The following table summarizes the survival results of the three PROVENGE Phase 3 studies in men with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer:

	Clinical Study
	D9901	D9902A	D9902B
	N = 127	N = 98	N = 512

Median Survival in months:
PROVENGE	25.9	19.0	25.8
Control	21.4	15.7	21.7

Median Survival Benefit:% (months)	21% (4.5)	21% (3.3)	19% (4.1)

Hazard Ratio	0.586	0.786	0.775
p-value	p=.010	p=.331	p=.032

In controlled clinical trials, the most common adverse events (incidence ≥15%) reported in the PROVENGE group are chills, fatigue, fever, back pain, nausea, joint ache, and headache. The majority of adverse events were mild or moderate in severity (Grade 1 or 2). In general, they occurred within 1 day of infusion and were short in duration (resolved in ≤2 days). Serious adverse events reported in the PROVENGE group include acute infusion reactions (occurring within 1 day of infusion) and cerebrovascular events. Severe (Grade 3) acute infusion reactions were reported in 3.5% of patients in the PROVENGE group. Reactions included chills, fever, fatigue, asthenia, dyspnea, hypoxia, bronchospasm, dizziness, headache, hypertension, muscle ache, nausea, and vomiting. No Grade 4 or 5 acute infusion reactions were reported in patients in the PROVENGE group. In Study D9902B, the percentage of patients who discontinued treatment with PROVENGE due to an adverse reaction was 1.5%. To fulfill a post-marketing requirement, we are conducting a registry of approximately 1,500 patients to further evaluate a small potential safety signal of cerebrovascular events observed in the Phase 3 clinical trials included in the safety data for the PROVENGE label. In the four randomized clinical trials of PROVENGE in prostate cancer patients included in the safety data, cerebrovascular events were observed in 3.5% of patients in the PROVENGE group compared with 2.6% of patients in the control group.

PROVENGE Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial — D9901.  In June 2001, we completed enrollment in our first Phase 3 clinical trial of PROVENGE, D9901, which was a randomized double-blind controlled study in 127 men with asymptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. The trial was designed to measure a delay in time to disease progression. Time to the onset of disease related pain was a secondary endpoint that was to be evaluated in concert with the results from a second, identical companion trial, D9902. After disease progression, control patients were given the option to receive salvage therapy consisting of an autologous immunotherapy made from cells cryopreserved at the time of control product generation on a separate open label study. The protocols for both trials required patients to be followed for survival for three years after enrollment.

In 2002, an analysis of the primary endpoint in trial D9901 demonstrated a 31% reduction in the risk of disease progression for patients who received PROVENGE compared to patients who received control. At 6 months following randomization, 31.9% of patients receiving PROVENGE were progression free compared to 13.3% of patients in the control arm. This analysis closely approached but did not achieve statistical significance. We completed the planned three year follow-up for survival on the D9901 patients and disclosed in February 2005 that a significant survival advantage was seen in those patients who had been randomized to the PROVENGE arm compared to those who had been randomized to receive control. According to the final three year intent-to-treat analysis, patients who received PROVENGE had a median survival of 25.9 months compared to 21.4 months for patients in the control arm, a 4.5 month or 21% improvement (p-value = 0.01, hazard ratio = .586). This hazard ratio implies that patients who received PROVENGE have a 41% reduction in risk of death than that of patients who were randomized to receive control.

Clinical Trial — D9902A.  D9902, the companion study to D9901, was stopped in 2002 after 98 of 120 patients were enrolled when the analysis of the completed D9901 trial showed that no statistically significant benefit in time to disease progression had been observed in the overall group, but that a benefit was seen in the subgroup of patients with Gleason scores of seven and less. We amended the D9902 protocol to bifurcate the study into our completed randomized D9902A Phase 3 trial consisting of the original 98 patients and the ongoing D9902B Phase 3 study, discussed below, which was later amended to open the trial to men regardless of Gleason score and to elevate survival to the primary endpoint.

In October 2005, we disclosed final results from D9902A. Trial D9902A also did not meet its primary endpoint of showing a statistically significant delay in time to disease progression. In the D9902A study, the three-year final survival analysis in the intent-to-treat population of the double-blind, controlled study of treatment with PROVENGE in 98 men with asymptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer showed those patients who received PROVENGE had a median survival of 19.0 months compared to 15.7 months for patients in the control arm, a 3.3 month or 21% reduction in the risk of death (p-value = 0.331, hazard ratio = .786). A Cox multivariate regression analysis of overall survival, which adjusts for the same prognostic factors known to influence survival utilized in D9901, met the criteria for statistical significance (p-value = 0.023; adjusted hazard ratio = .522). The hazard ratio observed in this analysis was similar to that seen in our D9901 trial.

Clinical Trial — D9902B.  On April 14, 2009, we announced that the IMPACT study had met its primary endpoint of overall survival and exhibited a safety profile consistent with prior Phase 3 studies. On April 28, 2009, at the American Urological Association annual meeting, we presented detailed results of the IMPACT study. The IMPACT study had a final enrollment of 512 patients with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer and was a multi-center, randomized, double-blind, controlled study. Final results from the IMPACT study showed that PROVENGE extended median survival by 4.1 months compared to control (25.8 months versus 21.7 months). The IMPACT study achieved a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043), and PROVENGE reduced the risk of death by 22.5% compared to control (hazard ratio=0.775).

Clinical Trial — P09-1.  In 2009, we initiated a Phase 2 open-label study of sipuleucel-T. The trial allowed us to provide sipuleucel-T to men with metastatic castrate-resistant prostate cancer while marketing approval for PROVENGE was being pursued, obtain safety data, evaluate the magnitude of immune responses to treatment with sipuleucel-T, and to further characterize the cellular components of sipuleucel-T. This trial was closed to new enrollment following FDA approval of PROVENGE.

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

Clinical Trial — P07-2.  In August 2008, we initiated a Phase 2 trial of PROVENGE called ProACT (PROstate Active Cellular Therapy) or P07-2. The multicenter trial is enrolling approximately 120 patients with metastatic, castrate-resistant (hormone-refractory) prostate cancer. All patients will receive active treatment but will be randomized into one of three cohorts that will receive PROVENGE manufactured with different concentrations of the prostate antigen component. Patients will receive three infusions of PROVENGE, each approximately two weeks apart. We are conducting the trial to explore the effect of antigen concentration on CD54 upregulation, a measure of product potency, as well as on immune response. Overall survival data will also be collected.

Other PROVENGE Clinical Trials in Early-Stage Prostate Cancer

Clinical Trial — P-11.  In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROVENGE Treatment and Early Cancer Treatment) (“P-11”), Phase 3 clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of PROVENGE in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, the study showed a median time to biochemical failure (BF) of 18.0 months for subjects in the PROVENGE group compared to 15.4 months for subjects in the control group (HR=0.936; p = 0.737). When the analysis was restricted to patients with confirmed BF, the HR for BF was 0.797 in favor of PROVENGE (p = 0.278). In addition, the study showed a 35% increase in PSA Doubling Time (“PSADT”) for patients randomized to

PROVENGE compared to control (125 vs 93 days; p = 0.046, F-test) based on an analysis of PSADT calculated from 90 days following randomization to BF or the initiation of systemic therapy. PSADT calculated after testosterone recovery to baseline levels demonstrated a 48% increase in PSADT for the PROVENGE arm (155 vs 105 days; p=0.038). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. This study is closed to enrollment, however, patients continue to be followed for the clinical secondary endpoints of distant failure and overall survival.

Clinical Trial — P-16.  In 2005, an open label Phase 2 clinical trial, P-16, was completed, testing PROVENGE together with bevacizumab (Avastin®) to treat patients with androgen-dependent prostate cancer. The trial was conducted at the University of California San Francisco and was sponsored by the National Cancer Institute. In February 2005 at the Multidisciplinary Prostate Cancer Symposium, we announced that the combination of PROVENGE and bevacizumab increased PSADT, in patients with prostate cancer that had relapsed after prior surgical and radiation therapy. The median pre-treatment PSADT for the 21 evaluable patients was 6.7 months and the median on-treatment PSADT was 12.7 months, an approximate 90% increase in PSADT (p = 0.004). In July 2006, results from this study were published in the American Cancer Society’s journal, Cancer. The research showed the combination immunotherapy significantly increased PSADT in patients with prostate cancer that had relapsed after prior surgical and radiation therapy.

Clinical Trial — D9905.  In 2005, we completed a Phase 2 clinical trial, D9905, evaluating men with biochemical recurrence after prostatectomy. The median pre-treatment PSADT, for the 19 evaluable patients in D9905, was 5.2 months and the median on-treatment PSADT was 7.9 months, approximately a 52% increase in PSADT.

Product Candidates in Research and Development

Active Cellular Immunotherapies and Immunotherapy Targets

DN24-02.  DN24-02 is our investigational active immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Results from an earlier Phase 1 study targeting the HER2/neu antigen showed that treatment stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. In December 2010, we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of invasive bladder cancer. The randomized Phase 2 study will evaluate the safety and efficacy of DN24-02 in patients with HER2+ invasive transitional cell carcinoma of the bladder following cystectomy. The primary endpoint is to evaluate overall survival. Approximately 180 patients are expected to be enrolled at clinical sites throughout the U.S.

We are currently using our Antigen Delivery Cassette technology to develop active cellular immunotherapy product candidates targeted to antigens other than PAP and HER2/neu.

Carbonic Anhydrase IX.  We in-licensed the CA-9 antigen from Bayer Corporation, Business Group Diagnostics. Over 75% of primary and metastatic renal cell carcinomas highly express the transmembrane protein CA-9, whereas expression of CA-9 in normal kidney is low or undetectable. CA-9 is also expressed in other cancers such as non-small cell lung and breast tumors but not in the corresponding normal tissue. As such, CA-9 represents an attractive antigen target for study as a potential immunotherapy. In May 2006, preclinical data were presented at the American Association of Immunology Conference demonstrating that a genetically engineered active immunotherapy product candidate targeted at CA-9 significantly prolonged survival in animal tumor models. We are investigating the use of active immunotherapy product candidates targeted at CA-9.

Carcinoembryonic Antigen.  We in-licensed CEA from Bayer Corporation, Business Group Diagnostics. CEA was found to be present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We are investigating the use of active cellular immunotherapy product candidates targeted at CEA in breast, lung and colon cancer.

Small Molecules

TRPM8.  Small molecules are a diverse group of natural and synthetic substances that generally have a low molecular weight. They are either isolated from natural sources such as plants, fungi or microbes, or they are synthesized by organic chemistry. Most conventional pharmaceuticals, such as aspirin, penicillin and many chemotherapeutics, are small molecules. The protein encoded by the gene first designated trp-p8, is an ion channel. It was identified through our internal antigen discovery program. As progress has been made in the discovery of other ion channel members of the trp (Transient Receptor Potential) family, trp-p8 (sub-family M) has come to be more commonly referred to as TRPM8. A patent on the gene encoding this ion channel was issued to us in 2001. In normal human tissues, it is expressed predominantly in the prostate and is over-expressed in hyperplastic prostates. A study found it to be present in 100% of prostate cancers and approximately 71% of breast cancers, 93% of colon cancers and 80% of lung cancers. Ion channels like TRPM8 may be an attractive target for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the TRPM8 ion channel and induced cell death (apoptosis). The small molecule agonists are orally bioavailable and in December 2008 an Investigational New Drug application was filed with the FDA for clinical evaluation of the product candidate D3263 HCI in subjects with advanced cancer. In 2009, we commenced our Phase 1 clinical trial to evaluate TRPM8 and the trial is ongoing.

Manufacturing and Commercial Infrastructure

To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. In February 2007, we started to manufacture PROVENGE for clinical use in our New Jersey Facility. Commercial manufacture of PROVENGE began in May 2010. To date all commercial product has been manufactured in the New Jersey Facility.

As of December 31, 2010, approximately 25% of the capacity at our New Jersey Facility had been approved by the FDA for commercial manufacturing. We have completed validation activities necessary to support FDA licensure of the additional capacity. Subject to license by the FDA, we expect the additional capacity to be available in the first quarter of 2011.

During July and August 2009, we entered into new facilities leases in Atlanta, Georgia (the “Atlanta Facility”) and Orange County, California (the “Orange County Facility”) for an aggregate of approximately 340,000 square feet of space we intend to use for commercial manufacturing. We commenced occupation of the Atlanta Facility and Orange County Facility during the third quarter of 2010 and have commenced validation activities for these facilities. These facilities will be available for commercial manufacture of PROVENGE after review and license by the FDA, which we anticipate to occur mid-year 2011. Upon FDA license of the Orange County Facility and the Atlanta Facility, we anticipate that U.S. commercial production will be divided among our New Jersey Facility, Orange County Facility, and Atlanta Facility.

In February 2011, we entered into a technology transfer and manufacturing agreement with a third-party contract manufacturer in Europe for the manufacture of PROVENGE for EU clinical trials, and potentially commercial sale following our receipt of marketing approval for the EU, in advance of our establishment of our own manufacturing facility in Europe.

As of December 31, 2010, our manufacturing operations employed approximately 750 individuals and our commercial team included approximately 87 individuals employed in sales, marketing, and government affairs. During the second half of 2010, our field based teams were primarily focused on training infusion sites and customer education in addition to sales activity for PROVENGE.

The manufacture of our active cellular immunotherapy candidates, such as PROVENGE, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility, undergo the process to manufacture PROVENGE and the final product is returned to a health care provider for infusion into the patient. Our most significant provider for leukapheresis procedures for the manufacture of PROVENGE is the American Red Cross. We also have agreements with, among others, Puget Sound Blood Center,

New York Blood Center, Blood Group of America, and Hemacare as providers of commercial leukapheresis services. We continue to pursue commercial arrangements with other vendors in order to have a network of commercial leukapheresis suppliers to meet the geographical and volume requirements for PROVENGE.

We utilize two commercial couriers for transport of the leukapheresis material and final product. We oversee transportation of the leukapheresis material and the final product through an integrated information technology tracking system.

Supplies and Raw Materials

We currently depend on specialized vendor relationships that are not readily replaceable for some of the components for our active immunotherapy candidates. We have a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of December 31, 2010, we have paid $38.4 million toward the orders and have a remaining obligation of approximately $39.2 million. We began receiving shipments of the first order in the third quarter 2010 and expect delivery of the second order to commence in mid-2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. In February 2011, we paid $9.9 million toward the 2012 order.

In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. At December 31, 2010, we have a remaining payment obligation for the transfer of the antigen production process aggregating $14.6 million payable through September 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders to commence in 2012.

Any production shortfall that impairs the supply of the antigen would have a material adverse effect on our business, financial condition and results of operations. If we were unable to obtain sufficient quantity of antigen, it is uncertain whether alternative sources could be developed.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third party contractors in compliance with cGMP. We use third party contractors to produce commercial quantities of these devices and media for PROVENGE.

Research and Development

We devote significant resources to research and development programs directed at discovering new products such as PROVENGE. On December 31, 2010, we employed approximately 150 individuals in research and development functions. Our costs associated with research and development expenses were $75.9 million in 2010, $61.6 million in 2009 and $50.1 million in 2008.

Intellectual Property

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

We protect our technology through United States and foreign patent filings, trademarks and trade secrets that we own or license. We own or license issued patents or patent applications that are directed to the media and devices by which cells can be isolated and manipulated, our Antigen Delivery Cassette technology, our antigen-presenting cell processing technology, immunostimulatory compositions, methods of making the immunostimulatory compositions, methods for treating specific diseases using the immunostimulatory compositions, our small molecule product candidates, and methods for treating certain diseases using the product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with PROVENGE or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with PROVENGE and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us. Two chemotherapeutics (docetaxel and cabazitaxel) have been approved by the FDA for the therapeutic treatment of metastatic, androgen-independent prostate cancer, and may compete with PROVENGE as treatments for men who are asymptomatic or minimally symptomatic.

Our competitors include major pharmaceutical companies. These companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to commercialize PROVENGE and our other potential products and compete effectively will depend, in large part, on:

•	the effectiveness of our sales and marketing efforts;

•	the willingness of physicians to adopt a new treatment regimen consisting of infusion of an immunotherapy;

•	our ability to accurately forecast and meet demand for PROVENGE and our product candidates if regulatory approvals are achieved;

•	the perception by physicians and other members of the health care community of the safety, efficacy and benefits of PROVENGE or our other products compared to those of competing products or therapies;

•	our ability to manufacture PROVENGE and other products we may develop on a commercial scale;

•	reimbursement policies for PROVENGE or our other product candidates, if developed and approved,

•	the price of PROVENGE and that of other products we may develop and commercialize relative to competing products;

•	our ability to advance our other product candidates through clinical trials and through the FDA approval process;

•	our ability to recruit, train, retain, manage and motivate our employees; and

•	our ability to sustain our commercial scale infrastructure, including our manufacturing facilities, development of a distribution network, information technology infrastructure and configure existing operational, manufacturing and financial systems and other operational and financial systems necessary to support our increased scale as we grow our commercial organization.

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

Regulatory

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

We are also subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the European Union, Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

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

Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval. All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable current good manufacturing practices (“cGMP”) regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in record-keeping and quality control to assure that the product meets applicable specifications and other post-marketing requirements. We must ensure that any third-party manufacturers continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and BLA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

Biosimilars

The Biologics Price Competition and Innovation Act (“BPCIA”) was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product. The BPCIA provides 12 years of exclusivity for innovator biological products. The BPCIA may be applied to our product in the future and could be applied to allow approval of biosimilars to our products.

Federal Anti-Kickback, False Claims Laws & The Prescription Drug Marketing Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also implicate false claims laws. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payor.

State Laws

Marketing Restrictions.  A number of states have requirements that restrict pharmaceutical marketing activities that go beyond commitments made related to adhering to the PhRMA Code for Interactions with Healthcare Professionals. These state requirements limit the types of interactions the Company may have with healthcare providers in these jurisdictions.

Healthcare Reform.  Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs.

Sale of Pharmaceutical Products.  In addition, many U.S. states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply with. We are also subject to certain state privacy and data protection laws and regulations.

Medicare Part B Coverage and Reimbursement of Drugs and Biologicals

Medicare Part B provides limited coverage of outpatient drugs and biologicals that are furnished “incident to” a physician’s services. Generally, “incident to” drugs and biologicals are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. PROVENGE currently is covered under Medicare Part B (as well as other government healthcare programs).

Medicare Part B pays providers that administer PROVENGE under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to CMS, an agency within the U.S. Department of Health and Human Services, on a quarterly basis. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and only can change through legislation. For 2011, the reimbursement rate in the hospital outpatient setting is ASP plus five percent, and CMS could change this in future years. There is a mechanism for comparison of ASP of a product to widely available market prices for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

Data Privacy

Numerous U.S. federal and state laws govern the collection, use and disclosure of personal information including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most health care providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (HIPAA). The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of U.S. states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

Price Controls

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS as well as the agency’s subregulatory coverage and reimbursement determinations. On June 30, 2010, CMS opened a national coverage analysis for PROVENGE. The agency is expected to issue a proposed decision memorandum by March 30, 2011 and a final national coverage decision (“NCD”) by June 30, 2011. Restrictions on coverage of PROVENGE in the NCD could have a material adverse effect on the coverage, reimbursement and sales of PROVENGE.

Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services.

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

EMPLOYEES

As of February 15, 2011, we had 1,497 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Dendreon Targeting Cancer, Transforming Lives®, PROVENGE® and the Antigen Delivery Cassettetm are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You

may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The address for our web site is http://www.dendreon.com and the address for the investor relations page of our web site is http://investor.dendreon.com. The information contained on our web site is not a part of this report.

ITEM 1A.	RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

Risks Relating to our Product Commercialization Pursuits

PROVENGE is our only FDA-approved product. If we fail to achieve and sustain commercial success for PROVENGE, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

On April 29, 2010, the FDA licensed our autologous cellular immunotherapy, PROVENGE® (sipuleucel-T), for the treatment of men with asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. PROVENGE currently generates substantially all of our revenue. Prior to the launch of PROVENGE in May 2010, we had never sold or marketed a pharmaceutical product. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on PROVENGE to generate substantially all of our revenue and fund our operations. Our ability to maintain or increase our revenues for PROVENGE will depend on, and may be limited by, a number of factors, including the following:

•	acceptance of and ongoing satisfaction with PROVENGE as the first in a new class of therapy in the United States and by the medical community, patients receiving therapy and third party payers and eventually in foreign markets if we receive additional marketing approvals;

•	our ability to develop and expand market share, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the U.S., in the midst of numerous competing products for late stage prostate cancer, many of which are in late stage clinical development;

•	successfully expanding and sustaining our manufacturing capacity to meet demand;

•	whether physicians are willing to adopt PROVENGE as part of the treatment paradigm for men with metastatic castrate-resistant prostate cancer;

•	whether data from clinical trials for additional indications are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell PROVENGE in such additional indications;

•	adequate coverage or reimbursement for PROVENGE by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

•	the ability of patients to afford any required co-payments for PROVENGE.

If for any reason we became unable to continue selling or manufacturing PROVENGE, our business would be seriously harmed and could fail.

If PROVENGE were to become the subject of problems related to its efficacy, safety, or otherwise, our revenues from PROVENGE could decrease.

PROVENGE, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered or developed safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of PROVENGE from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of PROVENGE for the treatment of patients with advanced prostate cancer may be slow or limited for a variety of reasons including competing therapies, perceived difficulties in the treatment process and access to reimbursement. If PROVENGE is not successful in broad acceptance as a treatment option for advanced prostate cancer, our business would be harmed.

The rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors including educating treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first in class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who are less experienced with infusion treatments. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE will require treating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

PROVENGE is presently only approved in the U.S. for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. In order to achieve global success for PROVENGE as a treatment we will need to pursue approvals by non-U.S. regulatory authorities, which may result in significant investment in obtaining required data and manufacturing capability. Data from our completed clinical trials of PROVENGE in the U.S. may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the US. This could require us to spend substantial sums to develop sufficient clinical data for licensure by authorities outside the U.S. Submissions for approval by non-U.S. regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

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

We have and expect to continue to significantly increase our investment in commercial infrastructure. We will need to effectively manage the expansion of our operations and facilities and continue to grow our infrastructure to commercialize PROVENGE and pursue development of our other product candidates. We must effectively manage our supply chain, third-party vendors and distribution network, all of which requires strict planning in order to meet production timelines for PROVENGE. We continue to add manufacturing, quality control, quality assurance, marketing and sales personnel, and personnel in all other areas of our operations, including executive-level personnel, to support commercialization and pursue non-U.S. marketing approvals, which strains our existing managerial, operational, financial and other resources. In pursuing rapid expansion, we must continue to monitor quality and effective controls, or we risk possible delays in approval of the facilities by the FDA for commercial manufacturing. Any delay in readiness of our expanded New Jersey facility and new facilities in Orange County, California and Atlanta could result in the loss of revenue from potential sales of PROVENGE, and adversely impact market acceptance for PROVENGE. If we fail to manage the growth in our systems and personnel appropriately and successfully in order to achieve our commercialization plans for PROVENGE our revenues could suffer and our business could be harmed.

We are presently not at capacity sufficient to manufacture PROVENGE in quantities sufficient to fulfill patient demand.

We have experienced and may continue to experience in the near future constraints in our ability to manufacture PROVENGE in sufficient quantities to satisfy market demand. Until the additional capacity from the expansion of our New Jersey Facility is available, which is anticipated for the first quarter of 2011, and at the new manufacturing facilities in Atlanta, Georgia and Orange County, California, which is anticipated for mid-year 2011, we expect to be constrained in our ability to manufacture PROVENGE to supply the potential market.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing supply contract manufacturers and clinical trial investigators, are subject to extensive regulation by the FDA. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with Current Good Manufacturing Practices. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third party contractors must pass inspection for compliance with the applicable regulations as a condition of FDA approval of our products. In addition, the FDA may, at any time, audit or inspect a manufacturing facility involved with the preparation of PROVENGE or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. The FDA also may, at any time following approval of a product for sale, audit our manufacturing facilities or those of our third party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the U.S. and plan to manufacture our product candidates. We may need to contract with a third-party manufacturer in order to commence clinical trials in the European Union prior to establishment of our own facility to supply the European market. Our ability to adequately and timely manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facilities and those of our contract manufacturers;

•	the performance of our information technology systems;

•	compliance with regulatory requirements;

•	inclement weather and natural disasters;

•	changes in forecasts of future demand for product components;

•	timing and actual number of production runs for product components;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.

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

We rely on complex scheduling and product tracking systems.

We have developed a comprehensive, integrated IT system for the intake of physician orders for PROVENGE, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing PROVENGE. We rely on this system in order to maintain the chain of identity for each patient-specific dose of PROVENGE, and to ensure timely delivery of product prior to expiration. In addition, this system stores and protects the privacy of the required patient information for the manufacture of PROVENGE. If our systems were to fail or be disrupted for an extended period of time we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third party, they could potentially access confidential patient information we obtain in manufacturing PROVENGE, which could cause us to suffer reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

Preclinical testing and clinical trials for product candidates must satisfy stringent regulatory requirements or we may be unable to utilize the results.

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

Patient enrollment is affected by factors including:

•	design of the trial protocol;

•	the size of the patient population;

•	eligibility criteria for the study in question;

•	perceived risks and benefits of the product candidate under study;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	geographic proximity and availability of clinical trial sites for prospective patients.

If we have difficulty enrolling a sufficient number of patients with sufficient diversity to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

Risks Relating to Our Financial Position and Operations

We have a history of operating losses. We expect to continue to incur losses for the near future, and we may never become profitable.

As of December 31, 2010, our accumulated deficit was $1.2 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing expenses and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE as we expand our operations including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including the following:

•	the rate of progress and cost of our research and development and clinical trial activities;

•	to establish additional manufacturing and distribution capability for the potential non-U.S. marketing of PROVENGE; and

•	to remain competitive in the event of the introduction into the marketplace of competing products and other adverse market developments.

We may not be able to obtain additional financing if and when needed. If we are unable to raise additional funds on terms we find acceptable, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. If we raise additional funds by issuing equity or equity-linked securities, further dilution to our existing stockholders will result. In addition, the expectation of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

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

Our existing indebtedness could adversely affect our financial condition.

Our existing indebtedness includes an aggregate of $27.7 million in outstanding 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) which bear interest at 4.75% and an aggregate of $620 million in outstanding Convertible Senior Notes due 2016 (the “2016 Notes”) which bear interest at 2.875%. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2014 Notes and the 2016 Notes, could have a material effect on our reported financial results.

In May 2008 (and effective for fiscal years beginning after December 15, 2008), the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which subsequently was included under FASB Accounting Standards Codification Section 470-20, Debt with Conversion and other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our outstanding convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report higher interest expense in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.

Finally, because the notes will be convertible at any time until close of business on the second scheduled trading day immediately preceding the maturity date, applicable accounting rules may require us to classify all or a portion of the outstanding principal amount of the notes as a current rather than long-term liability which would result in a material reduction in our net working capital.

Our stockholders may be diluted by the conversion of our outstanding convertible notes.

The holders of the 2014 Notes may choose at any time to convert their notes into common stock prior to maturity in June 2014. The holders of the 2016 Notes may choose at any time to convert their notes prior to maturing in January 2016, and upon conversion we may issue cash, stock, or a combination thereof at our option. The 2014 Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes. The 2016 Notes are convertible into our common stock initially at the conversion rate of 19.5160 shares per $1,000 principal amount, or approximately $51.24 per share, subject to adjustment. The number of shares of common stock issuable upon conversion of the 2014 Notes and 2016 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indentures under which the 2014 Notes and 2016 Notes were issued. The conversion of the 2014 Notes and potentially the 2016 Notes will result in the issuance of additional shares of common stock, diluting existing common stockholders.

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

Risks Related to Regulation of the Pharmaceutical Industry

PROVENGE and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Once approved, the FDA and other U.S. and foreign regulatory agencies have substantial authority to require additional testing, change product labeling or mandate withdrawal of our products. The marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements. In general, the FDA requires advertising and promotional labeling to be truthful and not misleading, and marketed only for the approved indications and in accordance with the provisions of the approved label. The FDA routinely provides its interpretations of that authority in informal communications and also in more formal communications such as untitled letters or warning letters, and although such communications are not final agency decisions, companies may decide not to contest the agency’s interpretations so as to avoid disputes with the FDA, even if they believe the claims to be truthful, not misleading and otherwise lawful. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action. The manufacturing facilities for our approved products are also subject to continual review and periodic inspection and approval of manufacturing modifications. The FDA stringently applies regulatory standards for manufacturing. Manufacturing facilities that manufacture drug products for the United States market, whether they are located inside or outside the United States, are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practice, or cGMP, regulations.

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

Our failure to obtain approval, significant delays in the approval process, or our failure to maintain approval in any jurisdiction will prevent us from selling a product in that jurisdiction and receiving product sales revenues. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, manufacturing, quality control, labeling, packaging, adverse event reporting, advertising, promotion and record-keeping requirements. Any problems with an approved product, including the later exhibition of adverse effects or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

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

Our sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States. In the event we seek approvals to market PROVENGE in non-U.S. territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to PROVENGE and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for PROVENGE or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

The availability and amount of reimbursement for PROVENGE and our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. We expect that many of the patients in the U.S. who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to regulations promulgated by CMS and pursuant to CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and policy determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change. Moreover, the procedures by which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program.

On June 30, 2010, CMS initiated a national coverage analysis (“NCA”) for the treatment of metastatic prostate cancer with PROVENGE. As a part of the process, the Agency for Healthcare Research and Quality published a draft technology assessment on the outcomes of PROVENGE therapy on November 2, 2010 solely for the discussion and review by the Medicare Evidence Development & Coverage Advisory Committee (“MedCAC”) at its meeting on November 17, 2010. CMS expects to issue a proposed decision on or before March 30, 2011, and the final decision should be released on or before June 30, 2011. During the pendency of the NCA, CMS may engage in discussions with local Medicare contractors or make statements that could be interpreted negatively. which could create uncertainty among contractors and have a chilling effect on coverage determinations. We cannot predict at this time whether CMS will issue a national coverage determination (“NCD”), and if so, whether the NCD will be favorable to PROVENGE. In the event Medicare and private health plans do not provide for adequate levels of reimbursement support and coverage of PROVENGE, our ability to sell PROVENGE will be adversely affected. In addition, third-party payors may impose additional coverage criteria that may restrict the use of PROVENGE, including, for example, utilization parameters and limiting the sites of service and/or providers who may be reimbursed for certain services. This may adversely affect our ability to market or sell PROVENGE or our other potential products, if approved.

In addition, major health care legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), was passed in March 2010 and, absent changes to the new law, is expected to substantially impact the U.S. pharmaceutical industry and how health care is financed by both governmental and private insurers. Some of the specific key PPACA provisions, among other things:

•	establish annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011;

•	expand eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; and

•	establish a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research.

Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

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

The pharmaceutical industry is subject to significant regulation and oversight in the United States to prevent inducement and fraud pursuant to anti-kickback laws and false claims statutes.

In the United States, we are also subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal health care programs’ Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by PPACA on drug manufacturers regarding any “transfer of value” made or distributed to prescribers and other health care providers; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

Some states, such as California, Massachusetts and Vermont, mandate implementation of commercial compliance programs to ensure compliance with these laws.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, we expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products and store our low level radioactive waste at our facilities in compliance with applicable environmental laws until the materials are no longer considered radioactive. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

Risks from Competitive Factors

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. We anticipate that we will face increased competition in the future as new companies enter our markets. Some competitors are pursuing product development strategies competitive with ours. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render potential products obsolete before they generate revenue.

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

We may face competition in Europe from biosimilar products, and we expect we may face competition from biosimilars in the future in the U.S. as well. Lawmakers in the United States have recently enacted healthcare reform legislation which included an abbreviated regulatory pathway for the approval of biosimilars. The E.U. has already created such a regulatory pathway. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents.

In the E.U., the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. We cannot predict to what extent the entry of biosimilar products or other competing products could impact our future potential sale of PROVENGE in the E.U. Our inability to compete effectively in non-U.S. territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

On March 23, 2010, President Obama signed into law the PPACA which authorized the FDA to approve biosimilar products. The new law established a period of 12 years of data exclusivity for reference products in order to preserve incentives for future innovation and outlined statutory criteria for science-based biosimilar approval standards that take into account patient safety considerations. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data in their application to the FDA. The next phase of the process will be implementation of the biosimilars regulatory approval pathway by the FDA. The new law does not change the duration of patents granted on biologic products. While the FDA now has the authority to approve biosimilar products, the FDA has not announced whether they will first publish guidance or rules for biosimilar applicants before approving biosimilar products. With the likely introduction of a pathway for the approval of biosimilars in the United States, we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents. Further, biosimilar manufacturers with approved products in Europe may seek to quickly obtain U.S. approval now that the regulatory pathway for biosimilars has been enacted.

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

The manufacture of each patient-specific dose of PROVENGE first requires we obtain immune cells from the relevant patient, which is done through a leukapheresis process at a cell collection center with which we have contracted. We have entered into agreements with independent cell collection and blood centers, including the American Red Cross, to perform this process for us. However there are a finite number of centers with the requisite skill, training, staffing and equipment to perform the leukapheresis procedure for PROVENGE patients and we cannot be certain that as our manufacturing capacity expands the leukapheresis network presently available to us will be sufficient to service demand at full capacity. We anticipate that we will need to expand the leukapheresis network available to us prospectively through additional partnerships or other endeavors. There can be no assurances that we will be able to secure sufficient leukapheresis capacity to manufacture PROVENGE when and as desired. If we are unable to expand our access to these services as necessary, our revenues will suffer and our business could be harmed.

We rely on single source vendors for some key components for PROVENGE and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.

We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. We have a long-term contract with Diosynth RTP, Inc. for the production of the antigen used in the manufacturing of PROVENGE, and have recently entered into an agreement with GlaxoSmithKline LLC to establish an additional source of supply of the antigen. Any production shortfall on the part of Diosynth or, assuming successful completion of process implementation, GlaxoSmithKline, that impairs the supply of the antigen to us could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

Product collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration would depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. If we were to determine that a collaboration for a particular product is necessary in order to commercialize it and were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of a product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement generally include:

•	the collaborator may not apply the expected financial resources or required expertise in developing the physical resources and systems necessary to successfully commercialize a product;

•	the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of a product reach their full potential;

•	disputes may arise between us and a collaborator that delay the commercialization of the product or adversely affect its sales or profitability; or

•	the collaborator may independently develop, or develop with third parties, products that could compete with the product.

With respect to a collaboration for any of our products or product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. A collaborator may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of product candidates we may commercialize and materially harm our business and stock price by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our immunotherapy candidates infringe or misappropriate third party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

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

Risks Relating to an Investment in Our Common Stock

Our business may be affected by legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our shareholders will not realize a return on their investment unless they sell shares after the trading price of our shares appreciates.

The fundamental change repurchase feature of our convertible notes may delay or prevent a takeover attempt of our company that would otherwise be beneficial to investors.

The indenture governing each of our 2014 Notes and 2016 Notes will require us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a fundamental change. A takeover of our company may trigger the requirement that we repurchase the notes and increase the conversion rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 143,000 square feet under three leases. The first lease approximates 71,000 square feet and expires in December 2011. The second lease for 24,000 square feet, as amended, also expires in December 2011. In April 2010, we leased an additional 11,500 square feet in this building, with a term commencing in May 2010 and ending December 31, 2011. The third lease for the remaining 37,000 square feet expires in April 2011. In February 2011, we entered into a lease with Northwest Mutual Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of three years. Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for seven and a half years.

We lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in October 2014. We lease approximately 158,000 square feet of manufacturing space in Morris Plains, New Jersey under a lease expiring in October 2012. This lease may be extended at our option for two ten-year periods and one five-year period. In July 2009, we entered into a lease with Majestic Realty Co. for a building to be constructed in Atlanta, Georgia consisting of approximately 160,000 rentable square feet. The facility is intended for use by us as a manufacturing facility following construction and build-out, which was substantially completed in 2010. The initial lease term is for ten and a half years expiring in August 2020, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011, and a ten-year expansion option for up to an additional 47,000 square feet. In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing space totaling approximately 184,000 rentable square feet in Orange County, California for use by us as a manufacturing facility following build-out, which was substantially completed in 2010. The initial lease term is for ten and a half years expiring in December 2019, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We believe that our existing properties are in good condition and suitable for the conduct of our business.

To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. We have pursued a plan to outfit our New Jersey Facility in phases to meet the anticipated manufacturing needs for PROVENGE. The initial build-out of our New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. As of December 31, 2010, approximately 25% of the capacity at our New Jersey Facility had been approved by the FDA for commercial manufacturing. We have completed validation activities necessary to support FDA licensure of the additional capacity. Subject to license by the FDA, we expect the additional capacity to be available in the first quarter of 2011.

We also intend to use our Atlanta Facility and Orange County Facility for commercial manufacturing. We commenced occupation of the Atlanta Facility and Orange County Facility during the third quarter of 2010 and have commenced validation activities for these facilities. These facilities will be available for commercial manufacture of PROVENGE after review and license by the FDA, which we anticipate to occur mid-year 2011.

ITEM 3.	LEGAL PROCEEDINGS

On October 4, 2007, the United States District Court for the Western District of Washington consolidated four proposed securities class actions under the caption McGuire v. Dendreon Corporation, et al., Case No. C07-800-MJP, and designated a lead plaintiff. This action was purportedly brought on behalf of a class of persons and entities who purchased Dendreon common stock between March 1, 2007, and May 8, 2007, inclusive. Lead plaintiff filed an amended complaint on June 2, 2008, a second amended complaint on January 5, 2009, and a third amended complaint on June 8, 2009. The third amended complaint named Dendreon, Chief Executive Officer Mitchell Gold, and Senior Vice President and Chief Scientific Officer David Urdal as defendants, and alleged that defendants made false or misleading statements. It also included a claim for insider trading against Dr. Gold.

On September 16, 2010, the parties agreed to settle McGuire v. Dendreon for a payment of $16.5 million to the class, with no admission of wrongdoing on the part of defendants. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement. On October 25, 2010, lead plaintiff filed a motion for preliminary approval of the settlement, and a settlement hearing was held on December 17, 2010. On December 20, 2010, the Court filed orders granting lead plaintiff’s motions for approval of the settlement and for approval of attorneys’ fees and expenses. On February 17, 2011, the Court entered final judgment and dismissed the class action with prejudice.

On March 31, 2009, a securities action was filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington under the caption Mountanos v. Dendreon Corporation, et al., Case No. C09-426 RAJ. The complaint in Mountanos makes similar factual and legal allegations as the third amended complaint filed in McGuire v. Dendreon, but Mountanos was not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. On September 27, 2010, the Court dismissed the action with prejudice, after the parties notified the Court that they had reached a settlement. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement.

On January 7, 2011, a complaint was filed in the United States District Court for the Western District of Washington by a party that had opted out of the settlement made on behalf of the class in McGuire v. Dendreon. The complaint is captioned ORG Lluch Salvado, S.A. v. Dendreon Corporation, et al., and names the Company, Dr. Urdal, and Dr. Gold as defendants. Plaintiff is a Spanish company that purportedly purchased shares of Dendreon common stock between March 29, 2007 and May 8, 2007. The complaint makes similar factual and legal contentions as the third amended complaint in McGuire v. Dendreon. Defendants have not yet answered this complaint and no briefing schedule has been set.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and their ages as of February 23, 2011 were as follows:

Name	Age	Position

Mitchell H. Gold, M.D.	43	President and Chief Executive Officer
Hans E. Bishop	46	Executive Vice President and Chief Operating Officer
Mark W. Frohlich, M.D.	49	Executive Vice President for Clinical Affairs and Chief Medical Officer
Richard F. Hamm, Jr.	51	Executive Vice President, Corporate Development, General Counsel and Secretary
Richard J. Ranieri	59	Executive Vice President, Human Resources
Gregory T. Schiffman	53	Executive Vice President, Chief Financial Officer and Treasurer
David L. Urdal, Ph.D.	61	Executive Vice President and Chief Scientific Officer

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

Hans E. Bishop has served as our Executive Vice President and Chief Operating Officer since January 4, 2010. Mr. Bishop had previously served since 2008 as President of the specialty medicine at Bayer and previously served as President of its hematology/cardiovascular division since 2007. Prior to his position with Bayer, from 2004 to 2007, Mr. Bishop served as Senior Vice President of global commercial operations at Chiron Corporation, as well as its Vice President and General Manager of European biopharmaceuticals. Mr. Bishop previously held various positions at Glaxo Wellcome and SmithKlineBeecham. In addition, he served as Executive Vice President of operations with a global telecom service company. Mr. Bishop received a B.S. in chemistry from Brunel University in London.

Mark W. Frohlich, M.D. has served as our Executive Vice President for Clinical Affairs and Chief Medical Officer since December 2010. Previously, Mr. Frohlich became our Senior Vice President for Clinical Affairs and Chief Medical Officer on January 1, 2008. Dr. Frohlich served as our Vice President of Clinical Affairs from April 2006 and from August 2005 served as our Senior Medical Director. Prior to joining Dendreon, Dr. Frohlich was Vice President and Medical Director at Xcyte Therapies, Inc., a biotechnology company, from October 2001 to July 2005. From 1998 to 2001, Dr. Frohlich was a member of the faculty of the University of California at San Francisco where he served as an assistant professor in the Division of Hematology/Oncology. Dr. Frohlich received a B.S. in electrical engineering and economics from Yale University and an M.D. from Harvard Medical School.

Richard F. Hamm, Jr. has served as our Executive Vice President, General Counsel and Secretary since December 2010. He previously served as our Senior Vice President, Corporate Development since December 2005, in addition to his positions as our Senior Vice President, General Counsel and Secretary, in which capacities he has served us since November 2004. Mr. Hamm also served as our principal financial officer from January to December 2006. From April 2002 to November 2004, Mr. Hamm was the Vice President and Deputy General Counsel of Medtronic, Inc., a leading medical technology company. Mr. Hamm is a director of EMCOR Group, Inc., an electrical and mechanical construction and facilities services company. From August 2000 until September 2009,

Mr. Hamm was a director of Axsys Technologies, Inc., a manufacturer of precision optical components and systems for aerospace, defense and other high technology markets. Mr. Hamm received a B.S. in Business Administration from Arizona State University, a J.D. from Harvard Law School and an M.B.A. from the Wharton School at the University of Pennsylvania.

Richard J. Ranieri has served as our Executive Vice President, Human Resources since December 2010. Mr. Ranieri joined us in April 2010 as our Senior Vice President, Human Resources. Mr. Ranieri joined Dendreon from Sepracor, Inc., where he served as the Executive Vice President of Human Resources and Administration. Mr. Ranieri previously served as the Senior Vice President of Human Resources and Chief Administrative Officer at Neurocrine Biosciences, where he was responsible for managing and directing the human resources, corporate communications, operations and purchasing functions of the company. Mr. Ranieri also has held positions at Genencor International and SmithKline Beecham. Mr. Ranieri received a M.S. from Rider College and a B.A. from Villanova University.

Gregory T. Schiffman has served as our Executive Vice President, Chief Financial Officer and Treasurer since December 2010. Mr. Schiffman joined us in December 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to that time, Mr. Schiffman was the Executive Vice President and Chief Financial Officer of Affymetrix, Inc., a manufacturer of genetic analysis products. He served as Affymetrix’s Vice President of Finance from March 2001 and was appointed Vice President and Chief Financial Officer in August 2001. At Affymetrix, Mr. Schiffman was promoted to Senior Vice President in October 2002 and to Executive Vice President in February 2005. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems, Inc. from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at Hewlett Packard Company. Mr. Schiffman served as a director of Vnus Technologies, Inc., a medical device company from April 2006 until July 2009, Xenogen Corporation, a life sciences tools company from January 2005 until August 2006, and Impac Software Medical Systems, Inc., an information systems company making products for managing radiation and medical oncology practices from February 2003 until April 2005. Mr. Schiffman received a B.S. from De Paul University and an M.B.A. from the Kellogg School at Northwestern University.

David L. Urdal, Ph.D. has served as our Executive Vice President and Chief Scientific Officer since December 2010. Previously, he served as our Senior Vice President and Chief Scientific Officer since June 2004. In January 2006, Dr. Urdal assumed oversight of manufacturing operations for the Company. Prior to June 2004, he served as Vice Chairman of the Company’s Board of Directors and Chief Scientific Officer since joining the Company in July 1995. He served as the Company’s President from January 2001 to December 2003, and he served as the Company’s Executive Vice President from January 1999 through December 2000. From 1982 until July 1995, Dr. Urdal held various positions with Immunex Corporation, a biotechnology company, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and head of the departments of biochemistry and membrane biochemistry. Dr. Urdal serves as a director of VLST, a biotechnology company and previously served as a director of ORE Pharmaceuticals, Inc., a pharmaceutical drug repositioning and development company, from 2007 until 2010. Dr. Urdal received a B.S. in zoology, an M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low

Year ended December 31, 2010
First quarter	$38.12	$26.25
Second quarter	57.67	32.10
Third quarter	43.90	25.78
Fourth quarter	41.63	33.60
Year ended December 31, 2009
First quarter	$4.80	$2.55
Second quarter	27.40	4.02
Third quarter	30.42	21.25
Fourth quarter	30.42	24.79

On February 23, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $32.86 per share.

Recordholders.  As of February 23, 2011, there were 301 holders of record of our common stock.

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

Share Repurchases.  The following table sets forth information with respect to purchases of shares of our common stock made during the three months ended December 31, 2010 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs

October 1 — October 31, 2010	12,987	$37.81	—	—
November 1 — November 30, 2010	—	—	—	—
December 1 — December 31, 2010	4,556	36.64	—	—

Total	17,543	$37.51	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 in cash in our common stock or in each of the following indices on December 31, 2005: (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Dendreon Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Revenue	$48,057	$101	$111	$743	$273
Cost of revenue	28,520	—	—	—	—
Operating expenses	311,701	100,142	70,589	102,362	97,629

Loss from operations	(292,164)	(100,041)	(70,478)	(101,619)	(97,356)
Interest income (expense)	(444)	(1,357)	(1,537)	2,355	5,714
(Loss) gain from valuation of warrant liability	(142,567)	(118,763)	371	—	—
Loss on debt conversion	(4,716)	—	—	—	—
Income tax benefit	411	—	—	—	—

Net loss	$(439,480)	$(220,161)	$(71,644)	$(99,264)	$(91,642)

Basic and diluted net loss per share	$(3.18)	$(2.04)	$(0.79)	$(1.20)	$(1.27)

Shares used in computation of basic and diluted net loss per share	138,206	108,050	90,357	82,531	72,366

	As of December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$277,296	$606,386	$110,577	$120,575	$121,283
Working capital	280,315	441,550	84,485	81,656	89,557
Total assets	603,953	735,415	147,204	161,662	163,643
Warrant liability	—	132,953	14,190	—	—
Long-term liabilities and obligations, less current portion	61,100	68,915	93,802	95,647	17,027
Total stockholders’ equity	492,774	503,564	27,006	40,377	125,717

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers.

On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), our first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

We have incurred significant losses since our inception. As of December 31, 2010, our accumulated deficit was $1.2 billion, of which $261.0 million relates to the value of the warrant liability described below. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. Our available cash will allow us to continue to expand our operations including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

In 2010, we achieved revenue from PROVENGE of $48.0 million. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (“New Jersey Facility”). We anticipate our manufacturing capabilities will significantly increase during 2011 with the licensure by the FDA of additional capacity at our New Jersey Facility in the first quarter of 2011, and licensure of our new facilities in Orange County, California (“Orange County Facility”) and Atlanta, Georgia (“Atlanta Facility”), which we anticipate to occur mid-year 2011. On February 28, 2011, we submitted our request to the FDA for licensure of the Orange County facility to manufacture PROVENGE. We expect to establish relationships with and support approximately 450 infusion sites by the end of 2011.

Soon after PROVENGE was approved by the FDA, the National Comprehensive Cancer Network (“NCCN”) listed PROVENGE in the NCCN Clinical Practice Guidelines in Oncology for Prostate Cancer and NCCN Drugs & Biologics Compendium as a category 1 treatment recommendation for patients with castrate-resistant prostate cancer. A category 1 recommendation means that “the recommendation is based on high level evidence (e.g., randomized controlled trials) and there is uniform NCCN consensus.” With respect to reimbursement, all of the regional Medicare Administrative Contractors (“MACs”) have established coverage guidelines for on-label use of PROVENGE or have stated that they will process PROVENGE claims. In addition, a significant number of private payers including Aetna, Emblem Health, Humana, Kaiser, CIGNA, HealthNet, Regence of Washington, United Healthcare and WellPoint established local or national coverage. On June 30, 2010, the Centers for Medicare and Medicaid Services (“CMS”) opened a national coverage analysis for PROVENGE. The agency is expected to issue a proposed decision memorandum by March 30, 2011 with an analysis completion date of June 30, 2011. In the event CMS were to impose restrictions or additional requirements on coverage of PROVENGE by Medicare contractors it could have a significant adverse impact on PROVENGE sales. CMS met in November 2010 to consider and review commentary on the currently available evidence regarding the impact of labeled and unlabeled use of autologous cellular immunotherapy treatment on health outcomes of patients with metastatic prostate cancer.

Data from the pivotal Phase 3 IMPACT study for PROVENGE was published in the July 29, 2010 issue of the New England Journal of Medicine, showing that PROVENGE demonstrated a statistically significant improvement in overall survival compared to control in men with asymptomatic or minimally symptomatic metastatic castration resistant prostate cancer.

Following a number of pre-submission meetings with European Union (“E.U.”) National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. We plan to use the clinical data described in our U.S. Biologics License Application to file our marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in late 2011 or early 2012. To accelerate the regulatory timeline, initially PROVENGE will be manufactured through a contract manufacturing organization while we concurrently build an immunotherapy manufacturing facility in Europe. We anticipate a regulatory decision from the E.U. in the first half of 2013.

As of December 31, 2010, our manufacturing operations employed approximately 750 individuals and our commercial team included approximately 87 individuals employed in sales, marketing, and government affairs.

During the second half of 2010, our field based teams were primarily focused on training infusion sites and customer education in addition to sales activity for PROVENGE.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of invasive bladder cancer. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and the trial is ongoing.

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

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (“wholesaler”) to sell PROVENGE, the wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the wholesaler at fixed contract prices that are lower than the price we charge the wholesaler. The wholesaler, in turn, charges us back for the difference between the price initially paid by the wholesaler and the contract price paid to the wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue and are recorded as other accrued liabilities. For the year ended December 31, 2010 we did not have any chargebacks.

We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators. Such revenue was insignificant for the years ended December 31, 2010, 2009 and 2008.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consist of raw materials, work in process and finished goods. We began capitalizing raw material inventory in mid-April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next few quarters will reflect a lower average per unit cost of materials.

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with an original maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents and short-term and long-term investments consist principally of commercial paper, money market securities, treasury notes, agency bonds, corporate bonds/notes and certificates of deposit.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

We also grant restricted stock awards that generally vest over a four year period and restricted stock awards with performance conditions. In December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision, over the appropriate service period. For the year ended December 31, 2010, no expense was recognized related to these awards.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

For additional information about stock-based compensation, see Note 11 to the Consolidated Financial Statements.

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

During the quarter ended March 31, 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-6”), which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and Level 2 fair value measurements were effective commencing with the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ending March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Revenue

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Product revenue	$47,957	$—	$—
Collaborative revenue	100	101	111

Total revenue	$48,057	$101	$111

Product revenue of $48.0 million in 2010 resulted from commercial sale of PROVENGE following FDA approval on April 29, 2010. Product revenue for 2010 reflects approximately eight months of product sales activity. We recognize product revenues from the sale of PROVENGE upon our confirmed product delivery to the prescribing site and issuance of the product release form to the physician site. We expect product revenue to increase in 2011 as additional manufacturing capacity becomes available and we increase our commercialization efforts.

Collaborative revenue includes the recognition of deferred revenue related to a license agreement and royalty revenue.

Cost of Revenue

Cost of revenue was $28.5 million for the year ended December 31, 2010. The cost of revenue includes the costs of manufacturing and distributing PROVENGE, including overhead and excess manufacturing costs due to under utilization of our New Jersey Facility plant capacity during 2010. Although commercial manufacture of PROVENGE began in May 2010 after FDA approval, substantial production of PROVENGE for commercial sale did not commence until the third quarter of 2010. During April and May 2010, the New Jersey Facility primarily manufactured PROVENGE for clinical patients who were enrolled in existing clinical trials prior to FDA approval. The costs related to clinical manufacture are classified as research and development expense.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution, we anticipate cost of revenue as a percentage of product revenue will decline in future years.

We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the year. These costs were classified as selling, general and administrative expense. We expect that these expenses will continue to increase as we add additional headcount in anticipation of being licensed by the FDA during the first quarter of 2011 to produce PROVENGE for commercial sale in the expanded capacity of our New Jersey Facility, as well as hiring for our Orange County Facility and Atlanta Facility.

We began capitalizing raw material inventory in mid-April 2009, in preparation for our PROVENGE product launch, when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid-April 2009 were recorded as research and development expense in our statement of operations. As a result, cost of revenues will reflect a lower average per unit cost of materials offset by higher per unit manufacturing overhead due to under utilization of plant capacity for the next few quarters.

Research and Development Expenses

Research and development expenses were $75.9 million in 2010, $61.6 million in 2009 and $50.1 million in 2008. The increase in research and development expense for the year ended 2010 is the result of increased employee-related expenses, including stock-based compensation expense, clinical trial costs in connection with sipuleucel-T trials, as well as expenses incurred in securing second source suppliers and expanding product pipeline development. We also manufactured PROVENGE for clinical patients who were enrolled in existing clinical trials prior to the approval date. The increase in research and development expense for the year ended 2009 as compared to 2008 is the result of increased wages, payroll taxes and other employee-related expenses, including stock-based compensation expense, as well as product development costs in connection with PROVENGE.

Financial data related to our research and development activities is categorized as either costs associated with clinical programs, discovery research or developing second source suppliers. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Clinical programs:
Direct costs	$10.5	$5.0	$9.0
Indirect costs	47.4	51.7	37.7

Total clinical programs	57.9	56.7	46.7
Second source contract manufacturing expenses	9.9	—	—
Discovery research	8.1	4.9	3.4

Total research and development expense	$75.9	$61.6	$50.1

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical programs. Indirect costs of our clinical programs include wages, payroll taxes and other employee-related expenses, including stock-based compensation, rent, utilities and other facilities-related maintenance costs. Costs attributable to second source contract manufacturing expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. The costs in each category may change in the future and new categories may be added.

While we believe our clinical programs are promising, we do not know whether any commercially viable products in addition to PROVENGE will result from our research and development efforts. Due to the unpredictable nature of scientific research and product development, we cannot reasonably estimate:

•	the timeframe over which our product development programs are likely to be completed;

•	whether they will be completed;

•	if they are completed, whether they will provide therapeutic benefit or be approved for commercialization by the necessary regulatory agencies; or

•	whether, if approved, they will be scalable to meet commercial demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $235.8 million in 2010, $38.6 million in 2009 and $20.5 million in 2008. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, as mentioned above, selling, general and administrative expenses include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during 2010 and related costs of personnel in training. The significant increase in selling, general and administrative expenses in 2010 as compared to 2009 was primarily attributable to higher payroll costs from increased headcount and commercial product launch preparation activities, including non-operational manufacturing capacity.

We incurred substantial costs associated with the portion of the New Jersey Facility which was not operational during 2010. We have also begun incurring pre-operational costs at the Atlanta Facility and Orange County Facility, both of which have been substantially completed and are undergoing validation activities. These costs include facility-related expenditures, additional headcount to support the build-out as well as to prepare for commercial production of PROVENGE in anticipation of licensure of the facilities mid-year 2011 by the FDA. The cost related to these activities in 2010 was approximately $105 million, and represents ongoing expenses at all three of the manufacturing facilities that will be classified as cost of revenue when the related commercial operations commence, as well as one-time start up costs required to support the manufacturing launch of PROVENGE. We expect that these types of expenditures will continue to increase until the facilities become fully operational.

The increase in selling, general and administrative expenses in 2009 compared with 2008 was primarily attributable to increased payroll and outside costs related to pre-commercialization efforts for PROVENGE.

Interest Income

Interest income was $1.1 million in 2010, $964,000 in 2009 and $3.6 million in 2008. The slight increase in interest income in 2010 was primarily due to higher average investment balances during 2010, as compared to 2009. The decrease in 2009 compared to 2008 was due to lower average interest rates.

Interest Expense

Interest expense was $1.6 million in 2010, $2.3 million in 2009 and $5.2 million in 2008. The decrease in interest expense in 2010 compared to 2009 was primarily due to increased capitalized interest expense in 2010 related to the construction of our manufacturing facilities. The decrease in interest expense in 2009 compared to 2008 was the result of lower average debt balances and an increase in capitalized interest related to the construction of our manufacturing facilities and our product tracking and scheduling system.

Warrant Liability

In April 2008, we issued 8.0 million shares of our common stock, and warrants to purchase up to 8.0 million shares of common stock to an institutional investor, as further discussed in the Liquidity and Capital Resources: Financings from the Sale of Securities and Issuance of Convertible Notes section. The warrants contained a “fundamental change” provision, as defined in the warrants, which may in certain circumstances allow the warrants to be redeemed for cash in an amount equal to the Black-Scholes Value.

The warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until exercised in the second quarter of 2010. Any change in fair value between reporting periods was recorded as other income (expense). The warrants continued to be reported as a liability until they were exercised, at which time the warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the BSM model.

The fair value of the warrants on the Exercise Date was $275.5 million, compared with $133.0 million at December 31, 2009. Non-operating loss associated with the increase in warrant liability for the year ended December 31, 2010 was $142.6 million, as compared to a non-operating loss of $118.8 million for the year ended December 31, 2009 and a non-operating gain of $371,000 for the year ended December 31, 2008. The warrant agreement was amended and immediately exercised in May 2010 and therefore the fair value of the warrants will have no further impact on our results of operations in the future.

Income Taxes

We recognized $0.4 million in income tax benefit in 2010 relating to refundable credits, compared with no income tax expense or benefit in 2009 or 2008.

As of December 31, 2010, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $843 million and $252 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $20.7 million and $2.6 million, respectively. The NOLs and R&D Credits expire at various dates, beginning in 2011 through 2030, if not utilized. Utilization of the NOLs and R&D Credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D Credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets include net operating loss carryforwards, research credits and stock-based compensation. Our net deferred tax asset of $353.6 million and $240.6 million at December 31, 2010 and 2009, respectively, has been fully offset by a valuation allowance.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal year 2010 and 2009 are $146.7 million and $46.2 million, respectively.

Stock-Based Compensation Expense

We recorded stock-based compensation expense in the consolidated statements of operations for 2010, 2009 and 2008 as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cost of revenue	$1.5	$—	$—
Research and development	8.4	8.2	2.9
Selling, general and administrative	30.4	9.0	3.0

	$40.3	$17.2	$5.9

Total stock-based compensation expense recognized in the consolidated statement of operations for 2010, 2009 and 2008 increased our net loss per share by $0.29, $0.16 and $0.06, respectively. The increase in stock-based compensation expense in 2010 was primarily related to increased headcount and the increased valuation of stock options and restricted stock awards as a result of our increased stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2010, we had approximately $277.3 million in cash, cash equivalents, short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity, debt and convertible securities, cash receipts from collaborative agreements, interest income, and most recently sales of PROVENGE.

Net cash used in operating activities for the years ended December 31, 2010, 2009 and 2008 was $267.5 million, $85.5 million and $67.3 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE in 2010, and research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations in each of these years. The increase in net cash used in operating activities in 2010 resulted from expenses associated with the commercial launch of PROVENGE in 2010, including working capital needs to support increased inventory, increased selling, general and administrative expense, primarily as a result of an increase in personnel from 414 as of December 31, 2009 to 1,316 as of December 31, 2010, and pre-launch expenditures. The increase in net cash used in operating activities in 2009, as compared to 2008, was due to expenses incurred related to the prospective commercial launch of PROVENGE in 2010.

Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consisted primarily of purchases of property and equipment. Purchases of property and equipment increased to $140.8 million in 2010 compared to $65.9 million in 2009 and $6.8 million in 2008, primarily related to facilities expenditures for the three manufacturing facility build-outs.

Net cash provided by financing activities was $80.7 million in 2010, compared with $647.9 million in 2009 and $60.9 million in 2008. The decrease in net cash provided by financing activities in 2010 is primarily due to the absence of any public offerings in 2010, while cash provided from common stock issuances in May 2009 and December 2009, resulted in net proceeds of $630.3 million. This decrease was partially offset by an increase in cash provided by financing activities related to the exercise of warrants in 2010, which resulted in net cash provided of $71.4 million.

We believe that our current cash on hand as of December 31, 2010, the net proceeds from the January 2011 convertible notes offering of approximately $607.3 million and revenue generated from commercial sales of PROVENGE, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long term liquidity needs for uses including:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE,

•	working capital needs,

•	increased personnel needs,

•	continuing and expanding our internal research and development programs, and

•	engaging in clinical trials outside of the U.S., commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the United States.

Leases and Other Commitments

Office Leases

We lease our principal research, development and administrative facilities in Seattle, Washington that consist of approximately 143,000 square feet under three leases. The first lease approximates 71,000 square feet under an operating lease through December 31, 2011. The annual base rent for the extended lease term is approximately $2.7 million.

The second lease for 24,000 square feet with Selig Holdings Company, LLC, as amended, also expires in December 2011. In April 2010, we leased an additional 11,500 square feet in this building, with a term commencing in May 2010 and ending December 31, 2011.

In July 2009, we entered into a sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately 37,000 square feet. The term of the sublease is through April 2011.

In February 2011, we entered into a lease with Northwest Mutual Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of three years. The aggregate rent payable under the initial lease term is approximately $25 million.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for seven and a half years. The aggregate rent payable under the initial lease term is approximately $25 million.

Manufacturing Facilities Leases

Facilities related expenses, including equipment expenditures, increased significantly during 2010 as we executed on our plan for commercial launch of PROVENGE.

In August 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million.

The New Jersey lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. The deposit was later reduced to $1.9 million in 2008 and is recorded as a long-term investment as of December 31, 2010 and 2009 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we also have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.

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

In July 2009, we entered into a lease with Majestic Realty Co. for a building space totaling approximately 160,000 square feet in Atlanta, Georgia for use by us as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Atlanta Facility letter of credit totaling $222,000 was returned to us in May 2010. The Orange County Facility letter of credit was $2.2 million as of December 31, 2010, and is secured by a deposit of $2.2 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of December 31, 2010.

The three manufacturing facility leases each have a provision requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate.

Production and Supply Expenses

We have a supply agreement with Diosynth RTP, Inc. (“Diosynth”) covering the commercial production of the recombinant antigen used in the manufacture PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of December 31, 2010, we have paid $38.4 million toward the orders and have a remaining obligation of approximately $39.2 million. We began receiving shipments of the first order in the third quarter 2010 and expect delivery of the second order to commence in mid-2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. In February 2011, we paid $9.9 million toward the 2012 order.

In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. As of December 31, 2010, we have a remaining payment obligation for the transfer of the antigen production process aggregating $14.6 million payable through September 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders to commence in 2012.

Software and Equipment Financing

During 2009 and 2010, we entered into various lease agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate original principal amount totaling $13.3 million and lease terms from 15 to 60 months, bear interest at rates ranging from 2.9% to 11.9% per year.

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

In April 2008, we issued 8.0 million shares of our common stock, and warrants to purchase up to 8.0 million shares of common stock to an institutional investor. We received net proceeds of $46.0 million from our issuance of the shares and the warrants to the investor. The investor purchased the shares and warrants for a negotiated price of $5.92 per share of common stock purchased. The warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010 (the “Exercise Date”), we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the warrants was amended from $20.00 to $8.92 per share, and the investor concurrently exercised the warrants for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock at a price of $5.80 per share to Azimuth for net proceeds of approximately $19.8 million. The Common Stock Purchase Agreement expired in October 2010.

Convertible Notes

In 2007, an aggregate of $85.3 million of the 4.75% Notes due 2014 (the “2014 Notes”) were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement agent fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs related to the 2014 Notes, of $3.9 million, $2.9 million and $4.5 million during 2010, 2009 and 2008, respectively.

The 2014 Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes. A holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. The Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged approximately 2.5 million shares of common stock for $24.9 million principal face amount of the 2014 Notes, which included a premium of approximately 129,000 shares of common stock. The premium is recorded as a loss on debt conversion of $4.7 million, in other expense in the consolidated statements of operations for 2010.

As of December 31, 2010 and 2009, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million and $52.5 million, respectively. The fair value of the 2014 Notes at December 31, 2010 and December 31, 2009, based on the average trading prices of similar instruments near each respective year-end, was approximately $98.0 million and $141.8 million, respectively.

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”). Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees, were approximately $78.5 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”), dated as of January 20, 2011, with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007, with the Trustee. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture.

The offering of the 2016 Notes was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-163573), as amended by a post-effective amendment, including the related prospectus dated January 13, 2011 and the prospectus supplement dated January 14, 2011, each as filed with the Securities and Exchange Commission.

Contractual Commitments

The following are contractual commitments at December 31, 2010 associated with supply agreements, construction contracts, debt and lease obligations, including interest and unconditional purchase obligations (in thousands):

	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(In thousands)

Contractual Commitments(a):
Convertible senior subordinated notes (2014 Notes) (including interest)(b)	$32,288	$1,315	$2,630	$28,343	—
Facility lease obligations (including interest)(c)	27,266	1,817	3,759	3,900	17,790
Contractual commitments(d)	165,879	70,344	93,409	2,126	—
Operating leases(e)	24,388	5,991	3,231	2,646	12,520
Unconditional purchase obligations	3,104	3,104	—	—	—

	$252,925	$82,571	$103,029	$37,015	$30,310

(a)	The Contractual Commitments table above does not include obligations related to construction management contracts for the Orange County Facility and the Atlanta Facility, of which approximately $3.1 million remained payable under these contracts at December 31, 2010.

(b)	See Note 9 to our Consolidated Financial Statements for additional information related to the 2014 Notes.

(c)	See Note 8 to our Consolidated Financial Statements for additional information related to our facility lease obligations. Our facility lease obligation commitment reflects the initial term of the Lease and a renewal period.

(d)	See Note 14 to our Consolidated Financial Statements for additional information related to our contractual commitments with Diosynth and GlaxoSmithKline LLC, and related to product support under capital leases included in our operating lease disclosure. See Note 8 to our Consolidated Financial Statements for additional information related to our capital lease obligations.

(e)	See Note 14 to our Consolidated Financial Statements for additional information related to our operating lease contractual commitments.

The above table of contractual commitments excludes commitments from 2011 to 2016 related to the sale in January 2011 of $620 million aggregate principal amount of our 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The above table of contractual commitments also excludes commitments from two leases entered into in February 2011, with Northwest Mutual Insurance Company and Zymogenetics, Inc. The initial lease terms are five and a half years, with one renewal term of three years, and seven and a half years, respectively. The aggregate rent payable for the buildings under the initial lease terms is approximately $25 million and $25 million, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

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

As of December 31, 2010 and 2009, we had short-term investments of $121.8 million and $167.1 million, respectively, and long-term investments of $22.5 million and $29.4 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2010, assuming a 100 basis point increase in market interest rates, would decrease by $0.6 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value was determined to be an other than temporary impairment.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2010, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dendreon Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 1, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the caption “Election of Directors.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2011 Proxy Statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement. Information relating to our executive officers is contained under the caption “Executive Officers of the Registrant” in Part I of this annual report.

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

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.  We maintain the 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), the 2009 Equity Incentive Plan (the “2009 Plan”) and the Employee Stock Purchase Plan (the “ESPP”), pursuant to which we may grant equity awards to eligible persons. The 2000 Equity Incentive Plan (the “2000 Plan”) expired by its terms during 2010, however it still governs outstanding awards originally issued under that plan. The following table provides information as of December 31, 2010, regarding the 2000 Plan, the 2002 Plan, the 2009 Plan and the ESPP:

				(c)
				Number of Securities
	(a)	(b)		Remaining Available for
	Number of Securities	Weighted-Average		Future Issuance
	to be Issued Upon	Exercise Price of		Under Equity
	Exercise of	Outstanding		Compensation Plans
	Outstanding Options,	Options, Warrants		(Excluding Securities
Plan Category	Warrants and Rights	and Rights		Reflected in Column (a))

Equity compensation plans approved by stockholders(1)	2,250,013	$23.81	(3)	11,274,521	(4)
Equity compensation plans not approved by stockholders(2)	422,959	$23.64		25,335

Total	2,672,972	$23.78		11,299,856

(1)	These plans are the 2000 Plan, the 2009 Plan and the ESPP.

(2)	This plan is the 2002 Plan. See Note 11 to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan.

(3)	Includes information relating solely to options to purchase common stock under the 2000 and 2009 Plan.

(4)	Of these shares, 1,547,729 remained available for purchase under the ESPP as of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2011 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2) Financial Statement Schedules.

None required.

(3) Exhibits.

			Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.		10-Q	3/31/2002	3.1	5/14/2002
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K		3.1	6/13/2005
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dendreon Corporation		8-K		3.1	6/16/2009
3.4	Amended and Restated Bylaws.		10-Q	6/30/2004	3.2	8/5/2004
3.5	Amended and Restated Bylaws.		8-K		3.2	12/8/2008
4.1	Specimen Common Stock certificate.		S-1/A		4.1	5/22/2000

				Incorporated by Reference
Exhibit			Filed		Period
Number		Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date

4.2		Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		4.1	9/25/2002
4.3		Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		99.2	9/25/2002
4.4		Form of Right Certificate.		8-K		99.3	9/25/2002
4.5		Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.		8-K		10.1	6/12/2007
4.6		Amendment to Common Stock Purchase Warrant dated May 18, 2010.		8-K		4.1	5/19/2010
4.7		First Supplemental Indenture, dated as of January 20, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A.		8-K		10.01	1/20/2011
10.1		Form of Amended Executive Employment Agreement with certain named executive officers.*		8-K		99.1	1/4/2007
10.2		Indemnity Agreement between the registrant and each of its directors and certain of its officers.		S-1		10.1	10/11/2000
10.3		Amended and Restated 2000 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.3	3/14/2007
10.4		Amended and Restated 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.4	3/14/2007
10.5		2000 Employee Stock Purchase Plan.*		S-1		10.3	10/11/2000
10.6		2009 Offering under the Amended and Restated 2000 Employee Stock Purchase Plan.*		10-K	12/31/2008	10.6	3/12/2009
10.7		Form of Stock Option Agreement under 2000 Equity Incentive Plan.*		8-K		10.33	6/13/2005
10.8		Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.*		8-K		10.34	6/13/2005
10.9		Form of Stock Option Agreement (Nonstatutory Stock Options) under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.1	5/10/2010
10.10		Form of Incentive Stock Option Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.2	5/10/2010
10.11		Form of Restricted Stock Award Agreement.*		8-K		10.46	1/24/2006
10.12		Form of Restricted Stock Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.3	5/10/2010
10.13		Dendreon Corporation Incentive Plan.*		8-K		10.31	6/13/2005
10	.14†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.		8-K		10.41	12/28/2005

				Incorporated by Reference
Exhibit			Filed		Period
Number		Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date

10	.15†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.		10-Q	9/30/2008	10.1	11/10/2008
10.16		Second Amendment to Supply Agreement, dated as of May 6, 2010, by and between Dendreon Corporation and Diosynth RTP Inc.		8-K		10.1	5/13/2010
10.17		Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.		8-K		10.36	8/18/2005
10.18		Office Lease between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated September 2, 2005.		10-Q	9/30/2005	10.37	11/8/2005
10.19		Second Amendment to Office Lease Agreement between Selig Real Estate Holdings Fourteen and Dendreon Corporation, dated March 9, 2009		10-K	12/31/2008	10.15	3/12/2009
10.20		Lease Agreement, dated July 31, 1998, between the Registrant and ARE-3005 First Avenue, LLC.		S-1		10.11	3/8/2000
10.21		Third Amendment to Lease Agreement, dated August 22, 2007 between Dendreon Corporation and ARE-3005 First Avenue, LLC.		8-K		10.1	8/23/2007
10.22		Common Stock Purchase Agreement, dated October 11, 2007, between Dendreon Corporation and Azimuth Opportunity, Inc.		8-K		10.1	10/12/2007
10.23		Amendment No. 1 to Common Stock Purchase Agreement, dated October 8, 2008.*		8-K		10.2	10/10/2008
10.24		Amendment No. 2 to Common Stock Purchase Agreement, dated February 9, 2009.*		8-K		10.3	2/11/2009
10.25		Dendreon Corporation 2009 Equity Incentive Plan.		DEF 14A		Appendix A	4/30/2009
10.26		Construction Agreement between The Henderson Corporation of PA, Inc. and Dendreon Corporation dated June 16, 2009.		8-K		99.1	6/22/2009
10.27		Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.1	8/10/2009
10.28		Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.2	8/10/2009

				Incorporated by Reference
Exhibit			Filed		Period
Number		Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date

10.29		Leukapheresis Services Agreement with the American Red Cross, dated September 24, 2009.		8-K		99.2	9/29/2009
10.30		Executive Employment Agreement dated January 4, 2010, between Hans Bishop and the Company.*		8-K		10.1	1/8/2010
10.31		Form of Executive Employment Agreement*		10-Q	3/31/2010	10.4	5/10/2010
10.32		Construction Management Agreement between Turner Construction Company and Dendreon Corporation dated December 9, 2009.		10-K	12/31/2009	10.27	2/22/2010
10.33		Construction Management Agreement between Turner Construction Company and Dendreon Corporation dated January 6, 2010.		10-K	12/31/2009	10.28	2/22/2010
10	.34†	Development and Supply Agreement, dated as of September 15, 2010, by and between Dendreon Corporation and GlaxoSmithKline LLC.		8-K		10.1	9/21/2010
10.35		Underwriting Agreement, dated as of January 14, 2011, by and between the Company and J.P. Morgan Securities LLC.		8-K		1.01	1/20/2011
10	.36†	Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation	X
10.37		Sublease, dated as of February 28, 2011, by and between Zymogenetics, Inc. and Dendreon Corporation	X
12		Computation of Ratio of Earnings to Fixed Charges.	X
21.1		Dendreon Corporation List of Subsidiaries	X
23.1		Consent of Independent Registered Public Accounting Firm.	X
24.1		Power of Attorney (contained on signature page).	X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit		Filed		Period
Number	Exhibit Description	Herewith	Form	Ending	Exhibit	Filing Date

101	Instance Document
101	Schema Document
101	Calculation Linkbase Document
101	Labels Linkbase Document
101	Presentation Linkbase Document

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of March, 2011.

DENDREON CORPORATION

By:	/s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Vice President, Finance
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mitchell H. Gold, Mitchell H. Gold, M.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ Gregory T. Schiffman Gregory T. Schiffman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2011

/s/ Gregory R. Cox Gregory R. Cox	Vice President, Finance (Principal Accounting Officer)	March 1, 2011

Richard B. Brewer	Chairman of the Board of Directors	March 1, 2011

Susan B. Bayh	Director	March 1, 2011

Gerardo Canet	Director	March 1, 2011

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	March 1, 2011

/s/ Pedro P. Granadillo Pedro P. Granadillo	Director	March 1, 2011

/s/ David C. Stump David C. Stump	Director	March 1, 2011

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 1, 2011

/s/ Douglas G. Watson Douglas G. Watson	Director	March 1, 2011

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dendreon Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Seattle, Washington
March 1, 2011

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$132,995	$409,829
Short-term investments	121,796	167,116
Trade accounts receivable	12,679	—
Inventory	30,928	1,882
Prepaid antigen costs	17,656	18,975
Prepaid expenses and other current assets	14,340	6,684

Total current assets	330,394	604,486
Property and equipment, net	246,889	98,964
Long-term investments	22,505	29,441
Debt issuance costs and other assets	4,165	2,524

Total assets	$603,953	$735,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,847	$2,257
Accrued liabilities	19,842	19,557
Accrued compensation	17,410	6,855
Warrant liability	—	132,953
Current portion of capital lease obligations	4,045	722
Current portion of facility lease obligations	935	592

Total current liabilities	50,079	162,936
Long-term accrued liabilities	6,760	1,554
Capital lease obligations, less current portion	7,099	706
Facility lease obligations, less current portion	19,556	14,120
Convertible senior subordinated notes	27,685	52,535
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 145,233,948 and 131,125,690 shares issued and outstanding at December 31, 2010 and 2009, respectively	145	131
Additional paid-in capital	1,715,522	1,286,891
Accumulated other comprehensive income (loss)	41	(4)
Accumulated deficit	(1,222,934)	(783,454)

Total stockholders’ equity	492,774	503,564

Total liabilities and stockholders’ equity	$603,953	$735,415

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$48,057	$101	$111
Cost of revenue	28,520	—	—

Gross profit	19,537	101	111
Operating expenses:
Research and development	75,941	61,586	50,086
Selling, general and administrative	235,760	38,556	20,503

Total operating expenses	311,701	100,142	70,589

Loss from operations	(292,164)	(100,041)	(70,478)
Other income (expense):
Interest income	1,144	964	3,619
Interest expense	(1,588)	(2,321)	(5,156)
Loss on debt conversion	(4,716)	—	—
(Loss) gain from valuation of warrant liability	(142,567)	(118,763)	371

Net loss before income tax benefit	(439,891)	(220,161)	(71,644)
Income tax benefit	411	—	—

Net loss	$(439,480)	$(220,161)	$(71,644)

Basic and diluted net loss per share	$(3.18)	$(2.04)	$(0.79)

Shares used in computation of basic and diluted net loss per share	138,206	108,050	90,357

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
	(In thousands, except per share amounts)

Balance, January 1, 2008	83,258,210	$83	$531,891	$52	$(491,649)	$40,377
Exercise of stock options for cash	131,133	—	496	—	—	496
Issuance of common stock under the Employee Stock Purchase Plan	204,731	—	721	—	—	721
Issuance of common stock (net of issuance cost of $2,550)	11,610,760	12	51,179	—	—	51,191
Non-cash stock-based compensation expense	—	—	5,872	—	—	5,872
Issuance of restricted stock grants	372,830	—	—	—	—	—
Net loss	—	—	—	—	(71,644)	(71,644)
Net unrealized loss on securities available-for-sale	—	—	—	(7)	—	(7)

Comprehensive loss						(71,651)

Balance, December 31, 2008	95,577,664	$95	$590,159	$45	$(563,293)	$27,006

Exercise of stock options for cash	2,229,953	2	14,934	—	—	14,936
Issuance of common stock under the Employee Stock Purchase Plan	386,125	1	1,599	—	—	1,600
Issuance of common stock (net of issuance cost of $26,663)	29,229,166	30	630,275	—	—	630,305
Conversion of convertible debt	3,255,947	3	32,712	—	—	32,715
Non-cash stock-based compensation expense	—	—	17,212	—	—	17,212
Issuance of restricted stock grants	446,835	—	—	—	—	—
Net loss	—	—	—	—	(220,161)	(220,161)
Net unrealized loss on securities available-for-sale	—	—	—	(49)	—	(49)

Comprehensive loss						(220,210)

Balance, December 31, 2009	131,125,690	$131	$1,286,891	$(4)	$(783,454)	$503,564

Exercise of stock options for cash and other	1,596,258	2	7,509	—	—	7,511
Issuance of common stock under the Employee Stock Purchase Plan	636,369	1	4,406	—	—	4,407
Conversion of convertible debt	2,546,232	3	29,582	—	—	29,585
Non-cash stock-based compensation expense	—	—	40,262	—	—	40,262
Issuance of restricted stock grants	1,329,399	—	—	—	—	—
Exercise of warrants	8,000,000	8	346,872	—	—	346,880
Net loss	—	—	—	—	(439,480)	(439,480)
Net unrealized gain on securities available-for-sale	—	—	—	45	—	45

Comprehensive loss						(439,435)

Balance, December 31, 2010	145,233,948	$145	$1,715,522	$41	$(1,222,934)	$492,774

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities:
Net loss	$(439,480)	$(220,161)	$(71,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,084	4,662	5,716
Non-cash stock-based compensation expense	40,262	17,212	5,872
Loss (gain) on valuation of warrant liability	142,567	118,763	(371)
Amortization of securities discount and premium	1,540	648	56
Loss on conversion of debt	4,716	—	—
Other	1,623	—	413
Changes in operating assets and liabilities:
Trade accounts receivable	(12,679)	—	—
Inventory	(17,054)	(1,882)	—
Prepaid antigen costs	(10,673)	(18,975)	—
Prepaid expenses and other assets	(10,722)	(4,584)	1,168
Accounts payable	5,590	2,020	(1,984)
Accrued liabilities and compensation	10,840	16,856	(6,473)
Other long term liabilities	(82)	(82)	(83)

Net cash used in operating activities	(267,468)	(85,523)	(67,330)
Investing Activities:
Maturities and sales of investments	362,713	69,894	52,545
Purchases of investments	(312,064)	(216,094)	(55,520)
Purchases of property and equipment	(140,761)	(65,912)	(6,805)

Net cash used in investing activities	(90,112)	(212,112)	(9,780)
Financing Activities:
Proceeds from exercise of warrant	71,360	—	—
Proceeds from common stock offering, net of issuance costs	—	630,305	51,191
Proceeds from issuance of warrants	—	—	14,561
Net proceeds from release of security deposits associated with debt	112	3,853	700
Payments on long-term debt	—	(2,194)	(5,732)
Payments on facility lease obligations	(685)	(194)	(172)
Payments on capital lease obligations	(1,959)	(365)	(853)
Net proceeds from exercise of stock options and other	7,511	14,936	496
Issuance of common stock under the Employee Stock Purchase Plan	4,407	1,600	721

Net cash provided by financing activities	80,746	647,941	60,912

Net increase (decrease) in cash and cash equivalents	(276,834)	350,306	(16,198)
Cash and cash equivalents at beginning of year	409,829	59,523	75,721

Cash and cash equivalents at end of year	$132,995	$409,829	$59,523

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,569	$3,299	$5,187
Conversion of debt into common stock	24,850	32,715	—
Assets acquired under facility and capital leases	18,031	8,458	—
Increase in asset retirement obligation	5,157	1,106	20
Exercise of warrant	275,520	—	—

See accompanying notes.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 29, 2010, the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), our first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Principles of Consolidation

During 2010, we established four new entities, Dendreon UK Ltd (“Dendreon UK”), Dendreon Manufacturing, LLC (“Dendreon Manufacturing”), Dendreon Holdings, LLC (“Dendreon Holdings”) and Dendreon Distribution, LLC (“Dendreon Distribution”). Dendreon UK and Dendreon Holdings are wholly-owned subsidiaries of the Company, and Dendreon Distribution and Dendreon Manufacturing are wholly-owned subsidiaries of Dendreon Holdings. The consolidated financial statements for the year ended December 31, 2010 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries, Dendreon UK, Dendreon Holdings, Dendreon Distribution and Dendreon Manufacturing. The consolidated financial statements for the years ended December 31, 2009 and 2008 include the accounts of Dendreon and its wholly-owned subsidiary, Dendreon San Diego, LLC, through February 2, 2009, the effective date of dissolution of the entity.

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

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

worthy third party wholesaler (“Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts such as pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks will be recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and will be recorded as other accrued liabilities. For the year ended December 31, 2010, we did not have any chargebacks.

We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators. Such revenue was insignificant for the years ended December 31, 2010, 2009 and 2008.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials at December 31, 2010 and 2009, but we may also have work in process and finished goods at any given time. We began capitalizing raw material inventory in mid-April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue for the next few quarters will reflect a lower average per unit cost of materials.

Prepaid Antigen Costs

The Company utilizes a third party supplier to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from the third party supplier and stores it as raw material inventory for manufacturing and eventual sale. Upon successful manufacturing of the antigen, the prepaid costs of these materials are capitalized and transferred to inventory as antigen is received.

Research and Development Expenses

Nonrefundable prepayments for research and development goods and services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to sixteen years. Included in fixed assets is the cost of internally developed software. We expense all costs related to internally developed software, other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Estimated useful lives of furniture and fixtures and laboratory and manufacturing equipment are seven years, office equipment is five years, buildings are sixteen years and computers and software are three years. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and amortized using the straight-line method over the remaining life of the lease or ten years, whichever is shorter. Construction in progress is reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are deemed ready for their intended use and placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the related assets.

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

Cash, Cash Equivalents, and Investments

We consider investments in highly liquid instruments purchased with an original maturity at purchase of 90 days or less to be cash equivalents. The amounts are recorded at cost, which approximates fair value. Our cash equivalents and short-term and long-term investments consist principally of commercial paper, money market securities, treasury notes, agency bonds, corporate bonds/notes and certificates of deposit.

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The amortized cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when realized or when we have determined that an other-than-temporary decline in fair value has occurred.

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

Warrant Liability

On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants (the “Warrants”) to purchase up to 8.0 million shares of common stock to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010 (the “Exercise Date”), we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million, compared with $133.0 million at December 31, 2009. During the years ended December 31, 2010 and 2009, losses of $142.6 million and $118.8 million, respectively, were recognized from valuation of the warrant liability. During the year ended December 31, 2008, we recorded a gain of $371,000 from valuation of the warrant liability.

Fair Value

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

Debt Issuance Costs

Debt issuance costs of approximately $3.0 million related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized over the life of the 2014 Notes. Amortization expense, including amounts expensed due to the conversion of the notes into equity, was approximately $1.4 million, $428,000 and $428,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and is reported as interest expense.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the BSM model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

We also grant restricted stock awards that generally vest over a four year period; however in 2006 and 2007, we granted restricted stock awards with certain performance conditions to all employees. The restricted stock awards granted in 2006 and 2007 with remaining performance conditions all vested upon marketing approval for PROVENGE by the FDA on April 29, 2010 (the “Approval Date”). In addition, in December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision, over the appropriate service period. For the year ended December 31, 2010, no expense was recognized related to these awards.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”) that expired during October 2010, from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. Shares excluded from the computation of net loss per share were 7.6 million, 31.7 million and 35.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes

Deferred taxes are measured using enacted tax rates expected to be in effect in a year in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred tax assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Concentrations of Risk

We are subject to concentration of risk from our investments and single-source vendors for some components necessary for PROVENGE and our active cellular immunotherapy product candidates.

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

During the quarter ended March 31, 2010, we adopted ASU 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which updated ASC 820, “Fair Value Measurements and Disclosures.” ASU 2010-06 requires disclosure as to the amounts and purpose of significant asset transfers between Level 1 and 2 fair value measurements. ASU 2010-06 also requires separate disclosure of Level 3 fair value measurement activity as it relates to purchases, sales, issuances and settlements. The disclosure requirements related to Level 1 and Level 2

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurements were effective commencing with the quarter ended March 31, 2010. The disclosure requirements related to the Level 3 fair value measurements are effective commencing with the quarter ending March 31, 2011. The adoption of ASU 2010-06 did not have a material impact on our financial statements.

2.	INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

		Fair
	Cost or	Market
	Amortized	Value
	(In thousands)

December 31, 2010
Due in one year or less	$121,756	$121,796
Due after one year through two years	22,504	22,505

	$144,260	$144,301

December 31, 2009
Due in one year or less	$167,131	$167,116
Due after one year through two years	29,430	29,441

	$196,561	$196,557

Our gross realized gains or losses on sales of available-for-sale securities were not material for 2010, 2009 or 2008.

Securities available-for-sale, short-term and long-term, consisted of the following:

		Gross	Gross	Fair
	Cost or	Unrealized	Unrealized	Market
	Amortized	Gains	Losses	Value
	(In thousands)

December 31, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	59,778	21	(21)	59,778
Government-sponsored enterprises	63,199	39	(8)	63,230
U.S. Treasury Note	15,051	10	—	15,061

	$144,260	$70	$(29)	$144,301

December 31, 2009
Demand deposit	$6,344	$—	$—	$6,344
Corporate debt securities	92,263	19	(9)	92,273
Government-sponsored enterprises	33,015	15	(8)	33,022
U.S. Treasury Note	64,939	7	(28)	64,918

	$196,561	$41	$(45)	$196,557

None of our securities have been in a continuous unrealized loss position for more than 12 months at December 31, 2010.

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. It is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis; therefore we do not consider these investments to be other-than-temporarily impaired as of December 31, 2010. See Note 3 for further discussion.

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

Level 1 —	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
Description	December 31,	(Level 1)	(Level 2)	(Level 3)

2010
Assets:
Money market	$112,138	$112,138	$—	$—
Commercial paper	9,997	—	9,997	—
Corporate debt securities	59,778	—	59,778	—
Government-sponsored enterprises	63,230	—	63,230	—
U.S. Treasury notes	15,061	—	15,061	—

Total financial assets	$260,204	$112,138	$148,066	$—

2009
Assets:
Money market	$378,663	$378,663	$—	$—
Commercial paper	32,543	—	32,543	—
Corporate debt securities	92,273	—	92,273	—
Government-sponsored enterprises	33,022	—	33,022	—
U.S. Treasury notes	64,918	—	64,918	—

Total financial assets	$601,419	$378,663	$222,756	$—

Liabilities:
Warrants	$132,953	$—	$—	$132,953

Total financial liabilities	$132,953	$—	$—	$132,953

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our fixed income investment securities are valued using the market approach. The fair value of the Warrants was determined using the BSM model with volatility derived from the weighted average current volatility and implied volatilities of traded options.

The following table is a roll forward of the fair value of the Warrants, as to which fair value is determined by Level 3 inputs (in thousands):

	Year	Year
	Ended	Ended
	December 31,	December 31,
Description	2010	2009

Beginning balance, January 1	$132,953	$14,190
Purchases, issuances, and settlements	—	—
Total loss included in net loss(1)	142,567	118,763
Exercise and conversion into common stock	(275,520)	—

Ending balance	$—	$132,953

(1)	The loss is reflected in our consolidated statements of operations as a component of other expense, and relates to the revaluation of the warrant liability in 2009 and from January 1, 2010 through May 18, 2010, the date of exercise.

The fair value of the 2014 Notes at December 31, 2010 was approximately $98.0 million, based on the average trading prices of similar instruments near December 31, 2010. The fair value is determined based on quoted prices in active markets for similar instruments (a “Level 2” input).

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease and debt obligations approximate fair value based on current interest rates, which contain an element of default risk.

4.	INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $30.9 million and $1.9 million as of December 31, 2010 and 2009, respectively.

5.	PREPAID EXPENSES

As of December 31, 2010 and 2009, there was $17.7 million and $19.0 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture.

In addition, as of December 31, 2010 and 2009, there was $7.3 million and $3.6 million, respectively, included in prepaid expenses and other current assets and other assets on our consolidated balance sheets related to prepaid costs associated with agreements to provide second source suppliers for materials used in the manufacture of PROVENGE.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Furniture and office equipment	$4,591	$1,473
Laboratory and manufacturing equipment	15,653	12,313
Computer equipment and software	44,490	22,485
Leasehold improvements	118,102	16,157
Buildings	18,053	1,730
Construction in progress	93,033	76,235

	$293,922	$130,393
Less accumulated depreciation and amortization	(47,033)	(31,429)

	$246,889	$98,964

In August 2005, we entered into an agreement to lease approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”). The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million. The initial phase (Phase I) of the build-out of the New Jersey Facility was completed in July 2006. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. In June 2009, we entered into a construction agreement for the build-out of Phases II and III of the New Jersey Facility. Phase II of the facility was substantially complete in January 2010, and Phase III of the facility was substantially complete in May 2010. We have completed validation activities for the expansion space and are seeking licensure by the FDA.

The New Jersey lease required us to provide the landlord with a letter of credit in the initial amount of $3.1 million as a security deposit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $3.1 million to guarantee the letter of credit. The deposit was later reduced to $1.9 million in 2008 and is recorded as a long-term investment as of December 31, 2010 and 2009 on our consolidated balance sheets.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, we have $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California (the “Orange County Facility”) for use by us as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million. The facility build-out was substantially complete in August 2010 and we received a final certificate of occupancy on January 31, 2011. We have commenced validation activities for the facility.

In July 2009, we entered into a lease with Majestic Realty Co. for a building space totaling approximately 160,000 square feet in Atlanta, Georgia (the “Atlanta Facility”) for use by us as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable prior to March 2011. The

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. We have substantially completed the build-out of the facility and received a final certificate of occupancy on October 21, 2010. We have commenced validation activities for the facility.

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Georgia letter of credit totaling $222,000 was returned to us in May 2010. The California letter of credit was $2.2 million as of December 31, 2010, and is secured by a deposit of $2.2 million. This deposit was recorded as a long-term investment on our consolidated balance sheet as of December 31, 2010.

The facility leases have provisions requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate. The following table is a roll forward of our asset retirement obligations (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
Description	2010	2009

Beginning balance, January 1	$1,322	$216
Additions	5,157	1,084
Accretion	131	22

Ending balance	$6,610	$1,322

For further description of the facilities’ leases, see Notes 8 and 14, which include the applicable future minimum payments under the leases.

In December 2010, we entered into an industrial revenue bond transaction related to our Atlanta Facility. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $63.3 million, as of December 31, 2010, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in our consolidated balance sheets as all risks and benefits remain with us.

At December 31, 2010, construction in progress of $93.0 million includes $26.5 million related to the New Jersey Facility expansion, $27.6 million related to the build-out of the Orange County Facility, $24.1 million related to the build-out of the Atlanta Facility, $9.4 million in capitalized facility lease obligations and $5.4 million in software and other.

At December 31, 2010, construction in progress included $2.4 million of capitalized interest, compared with $1.9 million at December 31, 2009.

Depreciation expense, including the depreciation of assets acquired through capital leases, for the years ended December 31, 2010, 2009 and 2008 was $16.1 million, $4.7 million and $5.7 million, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2010	2009
	(In thousands)

Clinical trial costs	$849	$1,243
Deferred rent	1,187	1,334
Accrued property and equipment	4,454	9,443
Inventory receipts	3,022	1,325
Accrued consulting and other services	7,591	2,305
Other accrued liabilities	2,739	3,907

	$19,842	$19,557

8.	FINANCING OBLIGATIONS AND DEBT

In August 2005, we leased the New Jersey Facility and, in accordance with ASC 840-40-15-5, we were deemed the owner of the New Jersey Facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $8.6 million at the commencement of construction. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 14 for inclusion of these payments in the future minimum lease payments disclosure. The New Jersey Facility lease obligation has an extended term of 17 years with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7-year term of the New Jersey lease and a 10-year renewal. The future minimum payments of the New Jersey Facility lease obligation, as presented below, reflect such 17-year period. The New Jersey lease may be renewed for up to an additional 15 years beyond the estimated 17-year term. Upon completion of construction in 2010, we continued to account for the New Jersey Facility as an asset with a related facility lease obligation due to our significant investment in the build-out of the facility. The remaining facility lease obligation related to this facility was $7.8 million at December 31, 2010.

In August 2009, we leased the Orange County Facility and, in accordance with ASC 840-40-15-5, we were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.7 million upon taking possession of the facility and subsequently beginning construction. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 14 for inclusion of these payments in the future minimum lease payments disclosure. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5 year renewal. The future minimum payments of the Orange County Facility lease obligation, as presented below, reflect such 15.5 year period. The Orange County lease may be renewed for up to an additional five years beyond the estimated 15.5 year term. Upon completion of construction in 2010, we continued to account for the Orange County Facility as an asset with a related facility lease obligation due to our significant investment in the build-out of the facility. The remaining facility lease obligation related to this facility was $6.4 million at December 31, 2010.

In July 2009, we leased the Atlanta Facility and, in accordance with ASC 840-40-15-5, we were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, upon possession of the building in March 2010, we capitalized approximately $6.4 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.4 million.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 14 for inclusion of these payments in the future minimum lease payments disclosure. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The future minimum payments of the Atlanta Facility lease obligation, as presented below, reflect such 15.5-year period. The Atlanta lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. Upon completion of construction in 2010, we continued to account for the Atlanta Facility as an asset with a related facility lease obligation due to our significant investment in the build-out of the facility. The remaining facility lease obligation related to this facility was $6.4 million at December 31, 2010.

See Notes 6 and 14 for a further description of the facility leases.

In December 2005, we entered into the first two of a series of anticipated Promissory Notes (the “GE Notes”), with General Electric Capital Corporation (“GE Capital”), for the purchase of equipment and associated build-out costs for the New Jersey Facility. The GE Notes, which evidence one loan with an original principal amount of $7.0 million bearing interest at 7.55% per year was paid in full at December 31, 2008, and the remaining loans with original principal amounts totaling $9.6 million and an average interest rate of 10.1%, were paid in full at December 31, 2009. The GE Notes were secured by a Master Security Agreement, and two Security Deposit Pledge Agreements (the “Pledge Agreements”). Pursuant to the Pledge Agreements, we deposited an aggregate of $7.0 million as a security deposit for the repayment of the GE Notes. Upon payment in full, the balance of the security deposit was returned to us as of December 31, 2009.

During 2009 and 2010, we entered into various lease agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate original principal amount totaling $13.3 million and lease terms from 15 to 60 months, bear interest at rates ranging from 2.9% to 11.9% per year.

Future minimum payments due under capital lease and financing obligations, including payments allocated to the building portion of each facility lease, were as follows as of December 31, 2010:

	Capital	Facility
	Lease	Lease
	Obligations	Obligations
	(In thousands)

Year ending December 31:
2011	$4,248	$1,817
2012	3,737	1,863
2013	2,308	1,896
2014	885	1,914
2015	885	1,986
Thereafter	—	17,790

Total payments	$12,063	$27,266
Less amount representing interest	(919)	(6,775)

Present value of payments	11,144	20,491
Less current portion of obligations	(4,045)	(935)

	$7,099	$19,556

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	CONVERTIBLE SENIOR SUBORDINATED NOTES

In 2007, an aggregate of $85.3 million of the 2014 Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement agent fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs related to the 2014 Notes, of $3.9 million, $2.9 million and $4.5 million during 2010, 2009 and 2008, respectively.

The 2014 Notes are convertible into our common stock, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes, or approximately 3.2 million shares. A holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. The Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged approximately 2.5 million shares of common stock for $24.9 million principal face amount of the 2014 Notes, which included a premium of approximately 129,000 shares of common stock. The premium is recorded as a loss on debt conversion of $4.7 million, in other expense in the consolidated statements of operations for 2010.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

As of December 31, 2010 and 2009, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million and $52.5 million, respectively. The fair value of the 2014 Notes at December 31, 2010 and December 31, 2009, based on the average trading prices of similar instruments near each respective year-end, was approximately $98.0 million and $141.8 million, respectively.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2010 and 2009.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2008, we issued 8.0 million Shares of our common stock, and Warrants to purchase up to 8.0 million shares of common stock to an institutional Investor. We received net proceeds of $46.0 million from our issuance of the Shares and the Warrants to the Investor. The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. On the Exercise Date, we entered into the Amendment to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the Warrants for 8,000,000 shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the BSM option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million, compared with $133.0 million at December 31, 2009. During the years ended December 31, 2010 and 2009, losses of $142.6 million and $118.8 million, respectively, were recognized from valuation of the warrant liability. During the year ended December 31, 2008, we recorded a gain of $371,000 from valuation of the warrant liability.

On October 11, 2007, we entered into an equity line of credit arrangement with Azimuth Opportunity Ltd. (“Azimuth”) pursuant to a Common Stock Purchase Agreement, which we amended in October 2008 and February 2009. As amended, the Common Stock Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Azimuth was committed to purchase up to $130.0 million of our common stock over the approximate 36-month term of the Common Stock Purchase Agreement. Pursuant to a single draw down notice, on October 10, 2008, we sold 3,610,760 shares of our common stock at a price of $5.80 per share to Azimuth for net proceeds of approximately $19.8 million. The Common Stock Purchase Agreement expired in October 2010.

11.	STOCK-BASED COMPENSATION PLANS

We maintain two stock-based incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. We also have an Employee Stock Purchase Plan (the “ESPP”).

We recognize compensation expense for our stock-based payment awards on the accelerated method over the requisite service period of the entire award, unless the awards are subject to other conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We determine the grant-date fair value of our stock-based payment awards using the BSM option pricing model.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recorded stock-based compensation expense in the consolidated statements of operations for 2010, 2009 and 2008 as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cost of revenue	$1.5	$—	$—
Research and development	8.4	8.2	2.9
Selling, general and administrative	30.4	9.0	3.0

	$40.3	$17.2	$5.9

Total stock-based compensation expense recognized in the consolidated statement of operations for 2010, 2009 and 2008 increased our net loss per share by $0.29, $0.16 and $0.06, respectively. As we use a full valuation allowance with respect to deferred taxes, there is no impact on deferred taxes. In each of the years ended December 31, 2010, 2009 and 2008, the tax deductions related to stock compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

Employee Stock Purchase Plan

We determine the fair value of awards under our ESPP using the BSM option pricing model. Each year, the number of shares reserved for issuance under the ESPP is automatically increased by the lesser of (i) 1% of the total number of fully diluted shares of our common stock then outstanding, including convertible securities, (ii) 400,000 shares, or (iii) a number determined by our Board of Directors. On January 1, 2011, the number of shares reserved for future issuance under the ESPP was automatically increased by an additional 400,000 shares, to an aggregate of 1,947,729 shares.

In 2010, 2009 and 2008, 636,369, 386,125 and 204,731 shares, respectively, were issued under the ESPP at an average price of $6.93, $4.14 and $3.52, respectively.

Equity Compensation Plans

The 2000 Equity Incentive Plan (the “2000 Plan”) expired in February 2010. The options granted under the 2000 Plan could be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. The option price must have been at least 100% of the fair value on the date of grant for incentive stock options, and no less than 85% of the fair value on the date of grant for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options could be granted with different vesting terms.

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) will expire in February 2012. The 2002 Plan provides for the award of options, stock bonuses, and rights to acquire restricted stock. A total of 1,500,000 shares of common stock have been authorized and reserved for issuance under the 2002 Plan. The stock options granted under the 2002 Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for each option must not be less than 85% of the fair market value of the common stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants are eligible to receive awards under the 2002 Plan. No more than 49% of the number of shares underlying options granted under the 2002 Plan may be awarded to directors and senior officers of Dendreon. The Compensation Committee of the Board of Directors determines the terms of each option, including the number of shares, the option price, the term of the option, the vesting period and the purchase price.

The 2009 Equity Incentive Plan (the “2009 Plan”) will expire in 2019. A total of 13,200,000 shares of common stock have been reserved for issuance under the 2009 Plan. The 2009 Plan authorizes our Board of Directors to

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide equity-based compensation in the form of incentive or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Any common stock shares that are subject to option rights or stock appreciation rights are counted against this limit as one common share for every one common share subject to such option awards or stock appreciation rights and any common stock shares that are subject to awards other than option awards or stock appreciation rights are counted against this limit as 1.37 common shares for every one common share subject to such other awards. Shares issued under the 2009 Plan may be shares of original issuance or treasury shares or a combination of both. Options granted under the 2009 Plan expire no later than 10 years from the date of grant. The option price must be at least 100% of the fair value on the date of grant. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options may be granted with different vesting terms.

Stock Options and Employee Stock Purchases

The fair value of stock-based awards was estimated at the date of grant using the BSM option pricing model with the following weighted average assumptions for the years ended December 31:

	Employee Stock Options			Employee Stock Purchase Plan
	2010	2009	2008	2010	2009	2008

Weighted average estimated fair value	$21.72	$17.90	$4.34	$17.36	$12.47	$1.36
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	77%	94%	91%	100%	157%	58%
Risk-free interest rate(C)	1.7%	2.0%	2.5%	0.3%	0.6%	1.5%
Expected term(D)	4.4 years	4.4 years	4.5 years	0.6 years	1.2 years	0.5 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected term of the options for 2010 represents the estimated period of time until exercise and is based on the weighted average of our historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior, and the expected terms of certain peer companies. The expected term of the options for 2009 and 2008 represents the estimated period of time until exercise and is based on the weighted average of our historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the ESPP represents the weighted average purchase period of each offering.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our stock option activity during the years ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at January 1	3,274,615	$11.73	4,877,268	$6.99	5,223,439	$7.10
Granted	1,070,635	36.85	831,500	26.27	376,564	6.39
Exercised	(1,596,258)	7.65	(2,229,953)	7.18	(131,133)	4.37
Forfeited and expired	(76,020)	27.43	(204,200)	7.55	(591,602)	8.14

Outstanding at December 31	2,672,972	23.78	3,274,615	11.73	4,877,268	6.99

Options exercisable at December 31	972,396	14.33	1,929,911	7.75	3,617,543	7.58

Shares available for future grant	9,752,127		12,630,046		703,297

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2010 was $33.5 million and $20.8 million, respectively. The weighted-average remaining contractual term for options exercisable was 6.3 years as of December 31, 2010. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $62.4 million, $36.2 million and $229,000, respectively. The total fair value of the options vested during 2010, 2009 and 2008 was $5.4 million, $2.8 million and $2.6 million, respectively.

As of December 31, 2010, we had approximately $18.6 million of unrecognized compensation expense related to our unvested options. We expect to recognize this compensation expense over a weighted average period of approximately 1.5 years.

Restricted Stock Awards

Restricted stock awards granted generally vest over a four-year period; however, in 2006 and 2007 we granted restricted stock awards with certain performance conditions to all employees. The restricted stock awards granted in 2006 and 2007 with remaining performance conditions all vested upon marketing approval for PROVENGE by the FDA on April 29, 2010. In addition, in December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision over the appropriate service period. For the year ended December 31, 2010, no expense was recognized related to these awards.

The following table summarizes our restricted stock award activity during the years ended December 31:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Stock	Grant Date	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Awards	Fair Value	Awards	Fair Value

Outstanding at January 1	2,360,138	$7.71	1,462,936	$6.13	1,449,687	$5.96
Granted	1,423,019	34.38	1,521,147	8.50	554,138	6.33
Vested	(1,456,775)	8.49	(498,749)	5.97	(386,759)	5.68
Forfeited and expired	(112,122)	17.26	(125,196)	5.84	(154,130)	7.06

Outstanding at December 31	2,214,260	$23.85	2,360,138	$7.71	1,462,936	$6.13

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 we had approximately $29.4 million in total unrecognized compensation expense related to our restricted stock awards, of which $25.1 million was related to restricted stock awards with service conditions which will be recognized over a weighted average period of approximately 1.3 years and $4.3 million was related to restricted stock awards with performance conditions which will be recognized over the required service period when the condition becomes probable.

As of December 31, 2010, equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards
Available
for Grant

Balance at January 1, 2008	138,267
Additional shares reserved	750,000
Granted	(930,702)
Forfeited and expired	745,732

Balance at December 31, 2008	703,297
Additional shares reserved (includes 13,200,000 for the 2009 Plan)	13,950,000
Granted	(2,352,647)
Forfeited and expired	329,396

Balance at December 31, 2009	12,630,046
Additional shares reserved	—
Granted	(3,004,528)
Forfeited and expired	126,609

Balance at December 31, 2010	9,752,127

Common Stock Reserved

As of December 31, 2010, shares of our common stock were reserved for issuance as follows:

Convertible senior subordinated notes	2,692,765
Outstanding common stock options	2,672,972
Employee stock purchase plan	1,547,729
Common stock awards	2,214,260
Available for future grant under equity plans	9,752,127

18,879,853

12.	INCOME TAXES

We recognized $0.4 million in income tax benefit in 2010 relating to refundable credits, compared with no income tax expense or benefit in 2009 or 2008.

As of December 31, 2010, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $843 million and $252 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $20.7 million and $2.6 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2011 through 2030, if not utilized.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to U.S. federal and state income tax examinations for years after 2005 and 2004, respectively. However, carryforward attributes that were generated prior to 2004 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2010, 2009 and 2008, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets were as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$309,096	$213,157
Research credits	23,331	18,379
Stock-based compensation	11,411	4,610
Other	9,728	4,497

Total deferred tax assets	$353,566	$240,643
Valuation allowance	(353,566)	(240,643)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $113 million, $29.2 million and $26.0 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal year 2010 and 2009 are $146.7 million and $46.2 million, respectively.

13.	NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the Common Stock Purchase Agreement with Azimuth that expired during October 2010, from the calculation of diluted net loss per share, as such securities are anti-dilutive for all periods presented. Shares excluded from the computations of diluted net loss per common share were 7.6 million, 31.7 million and 35.6 million for December 31, 2010, 2009 and 2008, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share:

	December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Net loss	$(439,480)	$(220,161)	$(71,644)
Weighted average shares used in computation of basic and diluted net loss per share	138,206	108,050	90,357

Basic and diluted net loss per share	$(3.18)	$(2.04)	$(0.79)

In the first quarter of 2011, we issued $620 million in aggregate principal amount of our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), as further disclosed in Note 16. The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of the company’s common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the Indenture; however, the number of shares of Common Stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the Indenture pursuant to which the 2016 Notes were issued. If this transaction had occurred prior to December 31, 2010, shares excluded from the computation of diluted net loss per common share would have been 19.7 million, which includes 12.1 million shares related to the issuance of our 2016 Notes.

14.	COMMITMENTS AND CONTINGENCIES

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

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of December 31, 2010, we have paid $38.4 million toward the orders and have a remaining obligation of approximately $39.2 million. We began receiving shipments of the first order in the third quarter 2010 and expect delivery of the second order to commence in mid-2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of December 31, 2010, no payments have been made related to these orders.

In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. As of December 31, 2010, we have a remaining payment obligation for the transfer of the antigen production process aggregating $14.6 million payable through September 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders to commence in 2012.

In June 2009, we entered into a construction agreement with The Henderson Corporation of PA, Inc. (“Henderson”) to retain Henderson to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of Phase II and Phase III of our New Jersey Facility. The guaranteed maximum price for the completion of all work under the construction agreement was approximately $51.1 million, all of which was paid by December 31, 2010.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2009 and January 2010, we entered into construction agreements with Turner Construction Company (“Turner”) to retain Turner to perform construction related services and to arrange for, monitor, supervise, administer and contract for the construction of the build-out of the Atlanta Facility and Orange County Facility, for a maximum total cost of approximately $86.9 million, of which $83.8 million had been paid through December 31, 2010. The agreements include incentives for the completion of work prior to milestone dates and penalties for failing to meet such deadlines.

The majority of our operating lease payments relate to our three leases in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia. The three leases in Seattle began in 1998, 2004 and 2009 and expire in 2011; the lease on the New Jersey Facility began in 2005 and the initial term expires in 2012; the lease on the Orange County Facility began in 2009 and the initial term expires in 2019; the lease for the Atlanta Facility began in 2010 and the initial term expires in 2020. We account for the New Jersey Facility, the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and included in the payment schedule below. For the New Jersey Facility, payments below reflect the initial 7 year term of the lease and a 10 year renewal period. For the Orange County Facility and the Atlanta Facility, payments below reflect the initial 10.5 year terms of the leases and a 5 year renewal period. See Notes 6 and 8 for a further description of the leases, and future minimum lease payments due under facility lease obligations, which represents the building portion of each facility.

Future minimum lease payments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases, at December 31, 2010, were as follows:

Operating
Leases
(In thousands)

Year ending December 31:
2011	$8,462
2012	3,841
2013	3,051
2014	1,493
2015	1,509
Thereafter	12,520

Total minimum lease payments	$30,876

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $6.1 million, $4.4 million and $4.4 million, respectively.

On October 4, 2007, the United States District Court for the Western District of Washington consolidated four proposed securities class actions under the caption McGuire v. Dendreon Corporation, et al., Case No. C07-800-MJP, and designated a lead plaintiff. This action was purportedly brought on behalf of a class of persons and entities who purchased Dendreon common stock between March 1, 2007, and May 8, 2007, inclusive. Lead plaintiff filed an amended complaint on June 2, 2008, a second amended complaint on January 5, 2009, and a third amended complaint on June 8, 2009. The third amended complaint named Dendreon, Chief Executive Officer Mitchell Gold, and Senior Vice President and Chief Scientific Officer David Urdal as defendants, and alleged that defendants made false or misleading statements. It also included a claim for insider trading against Dr. Gold.

On September 16, 2010, the parties agreed to settle McGuire v. Dendreon for a payment of $16.5 million to the class, with no admission of wrongdoing on the part of defendants. A ruling on defendants’ motion for partial

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement. On October 25, 2010, lead plaintiff filed a motion for preliminary approval of the settlement, and a settlement hearing was held on December 17, 2010. On December 20, 2010, the Court filed orders granting lead plaintiff’s motions for approval of the settlement and for approval of attorneys’ fees and expenses. On February 17, 2011, the Court entered final judgment and dismissed the class action with prejudice.

On March 31, 2009, a securities action was filed against the Company and certain of its officers and directors in the United States District Court for the Western District of Washington under the caption Mountanos v. Dendreon Corporation, et al., Case No. C09-426 RAJ. The complaint in Mountanos makes similar factual and legal allegations as the third amended complaint filed in McGuire v. Dendreon, but Mountanos was not a class action and the named plaintiffs allegedly purchased options rather than the Company’s common stock. On September 27, 2010, the Court dismissed the action with prejudice, after the parties notified the Court that they had reached a settlement. A ruling on defendants’ motion for partial summary judgment was pending at the time the parties notified the Court that they had arrived at a settlement.

On January 7, 2011, a complaint was filed in the United States District Court for the Western District of Washington by a party that had opted out of the settlement made on behalf of the class in McGuire v. Dendreon. The complaint is captioned ORG Lluch Salvado, S.A. v. Dendreon Corporation, et al., and names the Company, Dr. Urdal, and Dr. Gold as defendants. Plaintiff is a Spanish company that purportedly purchased shares of Dendreon common stock between March 29, 2007 and May 8, 2007. The complaint makes similar factual and legal contentions as the third amended complaint in McGuire v. Dendreon. Defendants have not yet answered this complaint and no briefing schedule has been set.

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

15.	EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to Internal Revenue Service limitations.

Our contributions to the plans are discretionary as determined by the Board of Directors. We match employee contributions fifty cents for each dollar, up to a maximum of $4,000 per employee per year in 2010, $4,000 per employee per year in 2009 and $2,000 per employee per year in 2008. Employer contributions in the years ended December 31, 2010, 2009 and 2008 were $1.9 million, $681,210 and $311,000, respectively.

16.	SUBSEQUENT EVENTS

Convertible Senior Notes Issuance

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of our 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees, were $78.5 million.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”), dated as of January 20, 2011, with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007, with the Trustee. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture.

The offering of the 2016 Notes was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-163573), as amended by a post-effective amendment, including the related prospectus dated January 13, 2011 and the prospectus supplement dated January 14, 2011, each as filed with the Securities and Exchange Commission.

We are currently evaluating the accounting impact of this transaction on our consolidated financial statements.

Leases

Effective as of February 25, 2011, we entered into a lease with Northwest Mutual Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of three years. The aggregate rent payable under the initial lease term is approximately $25 million.

Effective as of February 28, 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for seven and a half years. The aggregate rent payable under the initial lease term is approximately $25 million.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2010 and 2009:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2010
Revenue	$21	$2,810	$20,219	$25,007
Cost of revenue	—	2,692	12,433	13,395
Gross profit	21	118	7,786	11,612
Total operating expenses	57,632	68,440	87,676	97,953
Loss from operations	(57,611)	(68,322)	(79,890)	(86,341)
Net loss(a)	(125,730)	(142,616)	(79,301)	(91,833)
Basic and diluted net loss per share	$(0.96)	$(1.04)	$(0.56)	$(0.64)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)

2009
Revenue	$30	$25	$25	$21
Total operating expenses	17,014	20,929	25,795	36,404
Loss from operations	(16,984)	(20,904)	(25,770)	(36,383)
Net loss(b)	(15,384)	(126,717)	(45,551)	(32,509)
Basic and diluted net loss per share	$(0.16)	$(1.20)	$(0.40)	$(0.28)

(a)	Net loss during the quarters ended March 31, 2010 and June 30, 2010 includes loss from warrant valuation of $68.1 million and $74.5 million, respectively.

(b)	Net loss during the quarters ended June 30, 2009 and September 30, 2009 includes loss from warrant valuation of $105.8 million and $19.4 million, respectively. Net loss during the quarters ended March 31, 2009 and December 31, 2009 includes gain from warrant valuation of $2.4 million and $4.0 million, respectively.