Form 10-Q
period 2011-03-31
DENDREON CORP
filed 2011-05-02
CIK 1107332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 000-30681
DENDREON CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3005 FIRST AVENUE	98121
SEATTLE, WASHINGTON	(Zip Code)
(Address of registrant’s principal executive offices)
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
     The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 28, 2011 was 145,832,004.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DENDREON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$555,297	$132,995
Short-term investments	157,094	121,796
Trade accounts receivable	16,864	12,679
Inventory	38,872	30,928
Prepaid antigen costs	24,325	17,656
Prepaid expenses and other current assets	21,925	14,340

Total current assets	814,377	330,394
Property and equipment, net	244,206	246,889
Long-term investments	66,630	22,505
Other assets	5,475	4,165

Total assets	$1,130,688	$603,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,980	$7,847
Accrued liabilities	21,355	19,842
Accrued compensation	15,727	17,410
Convertible senior notes due 2016	491,424	—
Current portion of capital lease obligations	3,818	4,045
Current portion of facility lease obligations	948	935

Total current liabilities	545,252	50,079
Long-term accrued liabilities	6,840	6,760
Capital lease obligations, less current portion	5,124	7,099
Facility lease obligations, less current portion	19,336	19,556
Convertible senior subordinated notes due 2014	27,685	27,685
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 145,699,241 and 145,233,948 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	145	145
Additional paid-in capital	1,861,000	1,715,522
Accumulated other comprehensive income	8	41
Accumulated deficit	(1,334,702)	(1,222,934)

Total stockholders’ equity	526,451	492,774

Total liabilities and stockholders’ equity	$1,130,688	$603,953

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$28,061	$21
Cost of revenue	18,338	—

Gross profit	9,723	21
Operating expenses:
Research and development	17,609	29,414
Selling, general and administrative	95,289	28,218

Total operating expenses	112,898	57,632

Loss from operations	(103,175)	(57,611)
Other income (expense):
Interest income	400	278
Interest expense	(8,993)	(314)
Loss from valuation of warrant liability	—	(68,083)

Net loss	$(111,768)	$(125,730)

Basic and diluted net loss per share	$(0.77)	$(0.96)

Shares used in computation of basic and diluted net loss per share	145,494	131,456

See accompanying notes

DENDREON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(111,768)	$(125,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,409	2,465
Non-cash stock-based compensation expense	14,676	7,070
Loss on valuation of warrant liability	—	68,083
Amortization of securities discount and premium	561	355
Amortization of convertible notes discount and debt issuance costs	4,756	107
Other	391	(20)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,185)	—
Inventory	(4,680)	(1,644)
Prepaid antigen costs	(9,933)	(1,346)
Prepaid expenses and other assets	892	(861)
Accounts payable	4,133	7,958
Accrued liabilities and compensation	(170)	4,222

Net cash used in operating activities	(97,918)	(39,341)
Investing Activities:
Maturities and sales of investments	68,201	71,044
Purchases of investments	(146,289)	(128,071)
Purchases of property and equipment	(5,129)	(37,923)

Net cash used in investing activities	(83,217)	(94,950)
Financing Activities:
Net proceeds from issuance of convertible debt	607,129	—
Payments on facility lease obligations	(207)	(145)
Payments on capital lease obligations	(2,202)	(369)
Proceeds from release of security deposits	1,822	—
Payments on letters of credit	(3,789)	—
Net proceeds from exercise of stock options and other	684	(462)

Net cash provided by (used in) financing activities	603,437	(976)

Net increase (decrease) in cash and cash equivalents	422,302	(135,267)
Cash and cash equivalents at beginning of year	132,995	409,829

Cash and cash equivalents at end of period	$555,297	$274,562

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$862	$230
Assets acquired under facility and capital leases	—	6,663
Increase in asset retirement obligation	—	199
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
     On April 29, 2010 (the “Approval Date”), the U.S. Food and Drug Administration (“FDA”) licensed PROVENGE® (sipuleucel-T), our first in class autologous cellular immunotherapy for the treatment of asymptomatic and minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.
Principles of Consolidation
     The consolidated financial statements for the three months ended March 31, 2011 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries, Dendreon UK Ltd., Dendreon Holdings, LLC, Dendreon Distribution, LLC and Dendreon Manufacturing, LLC. Dendreon UK and Dendreon Holdings are wholly-owned subsidiaries of the Company, and Dendreon Distribution and Dendreon Manufacturing are wholly-owned subsidiaries of Dendreon Holdings.
     All material intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The accompanying financial information as of December 31, 2010 has been derived from audited financial statements. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of future results that may be expected for the year ending December 31, 2011, or any other future period.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are recorded as other accrued liabilities. For the three months ended March 31, 2011, we recorded chargebacks of approximately $0.4 million.
     We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators. Such revenue was insignificant for the three months ended March 31, 2011 and 2010.
Inventory
     Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and finished goods at March 31, 2011, and raw materials at December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue reflect a lower average per unit cost of materials.
Prepaid Antigen Costs
     The Company utilizes a third party supplier to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from the third party supplier and stores it as raw material inventory for manufacturing and eventual sale. Upon successful manufacturing of the antigen, the prepaid costs of these materials are capitalized and transferred to inventory as antigen is received. As of March 31, 2011 and December 31, 2010, there were $24.3 million and $17.7 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth RTP, Inc. (“Diosynth”) is obligated to manufacture.
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
Convertible Senior Notes due 2016
     On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”). Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments, which was exercised in full, resulting in a total offering of $620 million. Net proceeds to us, after deducting underwriting fees and other offering expenses were approximately $607.1 million.
     The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. Amortization of the debt discount for the three months ended March 31, 2011 resulted in non-cash interest expense of $4.3 million.
Debt Issuance Costs
     We incurred debt issuance costs of approximately $12.9 million related to our 2016 Notes issued in January and February of 2011. In accordance with ASC 470-20, we allocated approximately $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The remaining $2.8 million of debt issuance costs was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital upon issuance of the notes. Debt issuance costs of approximately $3.0 million related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized over the life of the 2014 Notes.
     Amortization expense for the 2016 Notes and the 2014 Notes was approximately $0.5 million for the three months ended March 31, 2011, compared with amortization expense of $0.1 million related to the 2014 Notes for the three months ended March 31, 2010, and was reported as interest expense.
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
     The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million. During the three months ended March 31, 2010, a loss of approximately $68.1 million was recognized from valuation of the warrant liability.
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
     We also grant restricted stock awards that generally vest and are expensed over a four year period. In December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision, over the appropriate service period. For the three months ended March 31, 2011, no expense was recognized related to these awards.
Net Loss Per Share
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the 2016 Notes and our Common Stock Purchase Agreement with Azimuth Opportunity Ltd. (the “Common Stock Purchase Agreement”) that expired during October 2010, from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. As of March 31, 2011 and 2010, shares excluded from the computation of net loss per share were 20,499,413 and 32,210,671, respectively.
3. INVESTMENTS
     Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or
	Amortized	Fair Market
	Cost	Value
	(In thousands)
March 31, 2011
Due in one year or less	$157,069	$157,094
Due after one year through two years	66,647	66,630

	$223,716	$223,724

December 31, 2010
Due in one year or less	$121,756	$121,796
Due after one year through two years	22,504	22,505

	$144,260	$144,301

     Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2011 and 2010.

     Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2011
Demand deposit	$8,454	$—	$—	$8,454
Corporate debt securities	138,897	25	(53)	138,869
Government-sponsored enterprises	54,323	21	(1)	54,343
U.S. Treasury Note	22,042	19	(3)	22,058

	$223,716	$65	$(57)	$223,724

December 31, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	59,778	21	(21)	59,778
Government-sponsored enterprises	63,199	39	(8)	63,230
U.S. Treasury Note	15,051	10	—	15,061

	$144,260	$70	$(29)	$144,301

     None of our securities have been in a continuous unrealized loss position for more than 12 months at March 31, 2011.
     Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. It is not likely that we will be required to sell these securities before the recovery of their amortized cost basis; therefore we do not consider these investments to be other-than-temporarily impaired as of March 31, 2011. See Note 4 for further discussion.
     We had $8.5 million and $6.2 million in secured deposits for various letters of credit as of March 31, 2011 and December 31, 2010, respectively, which are classified as long-term investments.
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

     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets (Level	Inputs (Level	Inputs (Level
Description	Balance	1)	2)	3)
		(In thousands)
March 31, 2011
Assets:
Money market	$472,024	$472,024	$—	$—
Commercial paper	47,998	—	47,998	—
Corporate debt securities	138,869	—	138,869	—
Government-sponsored enterprises	54,343	—	54,343	—
U.S. Treasury notes	22,058	—	22,058	—

Total financial assets	$735,292	$472,024	$263,268	$—

December 31, 2010
Money market	$112,138	$112,138	$—	$—
Commercial paper	9,997	—	9,997	—
Corporate debt securities	59,778	—	59,778	—
Government-sponsored enterprises	63,230	—	63,230	—
U.S. Treasury notes	15,061	—	15,061	—

Total financial assets	$260,204	$112,138	$148,066	$—

     Our fixed income investment securities are valued using the market approach.
     The fair value of the 2014 Notes and the 2016 Notes at March 31, 2011, was approximately $101.2 million and $655.7 million, respectively, based on the average trading prices of similar instruments at March 31, 2011 (a “Level 2” input).
     The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.
5. INVENTORY
Inventories, stated at the lower of cost or market, consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Raw materials	$38,409	$30,928
Finished goods	463	—

Total Inventories	$38,872	$30,928

6. PROPERTY AND EQUIPMENT
     Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Furniture and office equipment	$4,608	$4,591
Laboratory and manufacturing equipment	20,990	15,653
Computer equipment and software	48,599	44,490
Leasehold improvements	139,025	118,102
Buildings	22,030	18,053
Construction in progress	63,288	93,033

	$298,540	$293,922
Less accumulated depreciation and amortization	(54,334)	(47,033)

	$244,206	$246,889

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
     The New Jersey lease requires us to provide the landlord with a letter of credit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit to guarantee the letter of credit. The deposit of $1.9 million is recorded as a long-term investment as of March 31, 2011 and December 31, 2010 on our consolidated balance sheets.
     As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property as of December 31, 2010. In March 2011, this security deposit was reduced to $0.3 million.
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
     The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Atlanta Facility letter of credit totaling $222,000 was returned to us in May 2010. The Orange County Facility letter of credit was $2.2 million as of March 31, 2011 and December 31, 2010, and is secured by a deposit of $2.2 million. This deposit was recorded as a long-term investment on our consolidated balance sheets.

     The facility leases have provisions requiring that we restore the buildings to their original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration as these obligations accumulate. The following table is a roll forward of our asset retirement obligations:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
Description (in thousands)	2011	2010
Beginning balance, January 1	$6,610	$1,322
Additions	—	5,157
Accretion	100	131

Ending balance	$6,710	$6,610

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
     At March 31, 2011, construction in progress of $63.3 million included $26.9 million related to the build-out of the Orange County Facility, $24.3 million related to the build-out of the Atlanta Facility, $8.2 million of capitalized facility lease obligations, $1.4 million related to improvements for the newly leased office space, $1.2 million related to lab improvements and $1.3 million in software and other. At March 31, 2011, construction in progress included $1.4 million of capitalized interest, compared with $2.4 million at December 31, 2010. On February 28, 2011 and April 28, 2011, we submitted our requests to the FDA for licensure of the Orange County Facility and Atlanta Facility, respectively, to manufacture PROVENGE.
     Depreciation expense, including depreciation of assets acquired through capital leases, for the three months ended March 31, 2011 and 2010 was $7.4 million and $2.5 million, respectively.
7. ACCRUED LIABILITIES
     Accrued liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Deferred rent	$1,106	$1,187
Accrued property and equipment	1,303	4,454
Inventory receipts	2,621	3,022
Accrued consulting and other services	6,887	7,591
Accrued interest	3,899	105
Other accrued liabilities	5,539	3,483

	$21,355	$19,842

8. CONVERTIBLE NOTES
2016 Notes
     On January 14, 2011, we entered into an underwriting agreement with the Underwriter relating to the offer and sale of $540 million aggregate principal amount of our 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.
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
     The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture.
     The offering of the 2016 Notes was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-163573), as amended by a post-effective amendment, including the related prospectus dated January 13, 2011 and the prospectus supplement dated January 14, 2011, each as filed with the Securities and Exchange Commission.
     The 2016 Notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.
     The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. At March 31, 2011, the net carrying amount of the liability component, which is recorded as a current liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows (in thousands):

March 31,
2011
Carrying amount of the equity component	$132,876
Carrying amount of the liability component	491,424
Unamortized discount of the liability component	128,576
     Amortization of the debt discount and debt issuance costs for the three months ended March 31, 2011 resulted in non-cash interest expense of $4.7 million. In addition, interest expense for the three months ended March 31, 2011 was $3.4 million based on the

2.875% stated coupon rate. The fair value of the 2016 Notes at March 31, 2011, based on the average trading prices of similar instruments at March 31, 2011, was approximately $655.7 million.
     We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.
2014 Notes
     In 2007, an aggregate of $85.3 million of the 2014 Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively.
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
     As of March 31, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. The fair value of the 2014 Notes at March 31, 2011 and December 31, 2010, based on the average trading prices of similar instruments near each respective quarter-end, was approximately $101.2 million and $98.0 million, respectively.
9. STOCK-BASED COMPENSATION
     At March 31, 2011 and December 31, 2010, we had equity-based employee incentive plans, which are described more fully in Note 11 in the 2010 Form 10-K, and in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

     Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Cost of revenue	$1.0	$—
Research and development	2.0	2.8
Selling, general and administrative	11.7	4.3

	$14.7	$7.1

     For the three months ended March 31, 2011 and 2010, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.
     The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for the three months ended March 31:

	Employee Stock Options		Employee Stock Purchase Plan
	For the three months ended		For the three months ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted average estimated fair value	$22.16	$17.83	$12.21	$16.47

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	76%	79%	46%	141%
Risk-free interest rate (C)	2.24%	2.08%	0.05%	0.45%
Expected term (D)	5.0 years	4.4 years	1.2 years	1.0 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility for the three months ended March 31, 2011 is based on the weighted average of the historical volatility of our stock. The expected stock price volatility for the three months ended March 31, 2010 is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)	The expected term of the options for the quarter ended March 31, 2011 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior, and the expected terms of certain peer companies. The expected term of the options for the quarter ended March 31, 2010 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

     The following table summarizes our stock option activity during the three months ended March 31, 2011:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Shares	Exercise	Contractual
	Under	Price per	Life (in	Aggregate
	Option	Share	years)	Intrinsic Value
Outstanding at January 1	2,672,972	$23.78
Granted	564,033	35.65
Exercised	(144,750)	9.16
Forfeited and expired	(76,568)	36.42

Outstanding at March 31	3,015,687	26.38	8.29	$34,905,646

Options exercisable at March 31	987,396	15.32	6.50	$22,082,684

     As of March 31, 2011 we had approximately $24.9 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.6 years.
Restricted Stock Awards
     We also grant restricted stock awards that generally vest and are expensed over a four year period. In December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision, over the appropriate service period. For the three months ended March 31, 2011, no expense was recognized related to these awards.
     The following table summarizes our restricted stock award activity during the three months ended March 31, 2011 and 2010:

	2011		2010
		Weighted-
		Average		Weighted-
		Grant Date	Stock	Average Grant
	Stock Awards	Fair Value	Awards	Date Fair Value
Outstanding at January 1	2,214,260	$21.79	2,360,138	$7.71
Granted	891,847	35.18	725,079	29.39
Vested	(338,288)	21.80	(361,742)	6.45
Forfeited and expired	(76,778)	24.60	(25,131)	10.98

Outstanding at March 31	2,691,041	$26.15	2,698,344	$13.67

     As of March 31, 2011 we had approximately $48.8 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted-average period of approximately 1.5 years.

10. COMMITMENTS AND CONTINGENCIES
     We have a supply agreement with Diosynth covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party
     We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of March 31, 2011, we have paid $40.7 million toward the orders and have a remaining obligation of approximately $36.9 million. We began receiving shipments of the first order in the third quarter 2010 and expect delivery of the second order to commence in mid-2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of March 31, 2011, we have paid $9.9 million related to these orders.
     In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. As of March 31, 2011, we have paid $11.4 million and have a remaining payment obligation for the transfer of the antigen production process of approximately $12.5 million payable in 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders to commence in 2012.
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
     Management believes that final resolution of this matter will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, this matter is subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

11. COMPREHENSIVE LOSS
     Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(111,768)	$(125,730)
Net unrealized gain (loss) on securities	(33)	24

Comprehensive loss	$(111,801)	$(125,706)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     We have incurred significant losses since our inception. As of March 31, 2011, our accumulated deficit was $1.3 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. Our available cash will allow us to continue to expand our operations including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.
     Revenue generated from sales of PROVENGE since approval is $76.0 million, including $28.0 million in sales during the first quarter of 2011. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”). On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE, allowing us to significantly increase product availability. We anticipate our manufacturing capabilities will further increase during 2011 with the FDA licensure of our new facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”), which we anticipate to occur mid-year 2011. On February 28, 2011 and April 28, 2011, we submitted our requests to the FDA for licensure of the Orange County Facility and Atlanta

Facility, respectively, to manufacture PROVENGE. In addition, we expect to establish relationships with an additional 450 infusion sites during 2011 and support approximately 500 infusion sites by year end.
     Soon after PROVENGE was approved by the FDA, the National Comprehensive Cancer Network (“NCCN”) listed PROVENGE in the NCCN Clinical Practice Guidelines in Oncology for Prostate Cancer and NCCN Drugs & Biologics Compendium as a category 1 treatment recommendation for patients with castrate-resistant prostate cancer. A category 1 recommendation means that “the recommendation is based on high level evidence (e.g., randomized controlled trials) and there is uniform NCCN consensus.” With respect to reimbursement, all of the regional Medicare Administrative Contractors (“MACs”) have established coverage guidelines for on-label use of PROVENGE or have stated that they will process PROVENGE claims. In addition, a significant number of private payers including Aetna, CIGNA, Emblem Health, HealthNet, Humana, Kaiser, Regence of Washington, United Healthcare and WellPoint established local or national coverage. On June 30, 2010, the Centers for Medicare and Medicaid Services (“CMS”) opened a national coverage analysis for PROVENGE. In March 2011, the CMS issued a draft decision memorandum in which the CMS proposed that the evidence is adequate to conclude that the use of autologous cellular immunotherapy with PROVENGE improves health outcomes for Medicare beneficiaries with asymptomatic or minimally symptomatic metastatic, castrate-resistant (hormone-refractory) prostate cancer and thus is reasonable and necessary for that indication. The agency is expected to complete its national coverage analysis by June 30, 2011.
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
     As of March 31, 2011, we had approximately 1,630 employees, of which our manufacturing operations employed approximately 975 individuals and our commercial team employed approximately 160 individuals in sales, marketing, and government affairs.
     Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer, following surgical resection. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and the trial is ongoing.
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
Revenue Recognition
     We recognize revenue primarily from the sale of PROVENGE and collaborative research agreements. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. Revenues from sales of PROVENGE are recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Due to the limited usable life of our product, actual returns are credited against sales in the month they are incurred. Healthcare provider contractual chargebacks are the result of contractual commitments by us to provide products to healthcare providers at specified prices or discounts pursuant to mandatory federal programs. Chargebacks occur when a contracted healthcare provider purchases our products through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are recorded as other accrued liabilities. For the three months ended March 31, 2011, we recorded chargebacks of approximately $0.4 million.
     We recognize collaborative research revenue from up-front payments, milestone payments, and personnel-supported research funding. We also recognize license revenue from intellectual property and technology agreements. The payments received under these research collaboration agreements are generally contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators. Such revenue was insignificant to us for the three months ended March 31, 2011 and 2010.
Inventory
     Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and finished goods at March 31, 2011 and raw materials at December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009 in preparation for our PROVENGE product launch when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 have been recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue reflect a lower average per unit cost of materials.
Convertible Senior Notes due 2016
     On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”). Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments, which was exercised in full, resulting in a total offering of $620 million. Net proceeds to us, after deducting underwriting fees and other offering expenses were approximately $607.1 million.
     The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.
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
     We also grant restricted stock awards that generally vest and are expensed over a four year period. In December 2010 we granted restricted stock awards with certain performance conditions to certain executive officers. At each reporting date, we are required to evaluate whether achievement of the performance condition is probable. Compensation expense is recorded based upon our assessment of accomplishing each performance provision, over the appropriate service period. For the three months ended March 31, 2011, no expense was recognized related to these awards.
Recent Accounting Pronouncements
     No accounting pronouncements were released during the first quarter of 2011 that would impact our financial statements.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
Revenue

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Product revenue	$28,040	$—
Collaborative revenue	21	21

Total revenue	$28,061	$21

     Product revenue of $28.0 million for the three months ended March 31, 2011 resulted from the commercial sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated healthcare provider contractual chargebacks. For the three months ended March 31, 2011, we recorded chargebacks of approximately $0.4 million.
     Collaborative revenue for the three months ended March 31, 2011 and 2010 includes the recognition of deferred revenue related to a license agreement.
Cost of Revenue
     Cost of revenue was $18.3 million for the three months ended March 31, 2011. The cost of revenue includes the costs of manufacturing and distributing PROVENGE. Effective March 10, 2011, upon FDA approval of the remaining capacity of the New Jersey Facility for the commercial manufacture of PROVENGE, all manufacturing costs at the New Jersey Facility are included in cost of revenue. The costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

     Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution, we anticipate cost of revenue as a percentage of product revenue will decline in future years.
     We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the quarter, as well as at our Orange County and Atlanta Facilities. These costs were classified as selling, general and administrative expense. We expect that these expenses will continue to increase as we add additional headcount in anticipation of being licensed by the FDA to produce PROVENGE for commercial sale at our Orange County and Atlanta Facilities.
     We began capitalizing raw material inventory in mid-April 2009, in preparation for our PROVENGE product launch, when the product was considered to have a high probability of regulatory approval and the related costs were expected to be recoverable through the commercialization of the product. Such costs incurred prior to mid-April 2009 were recorded as research and development expense in our statement of operations. As a result, cost of revenues will reflect a lower average per unit cost of materials, which will be offset by higher per unit manufacturing overhead due to under utilization of plant capacity for the next few quarters.
Research and Development Expenses
     Research and development expenses decreased to $17.6 million for the three months ended March 31, 2011, from $29.4 million for the three months ended March 31, 2010. Research and development expenses in the first quarter of 2010 were primarily related to pre-commercialization scale up at the New Jersey facility. We continue to incur pre-operational costs at the Orange County and Atlanta Facilities, which were approximately $38.2 million in the first quarter of 2011, and have been classified as selling, general and administrative expense. Financial data related to our research and development activities is categorized as either costs associated with clinical programs, discovery research or developing second source suppliers. Our research and development expenses were as follows (in millions):

	Three Months Ended March 31,
	2011	2010
	(In millions)
Clinical programs:
Direct costs	$3.1	$2.6
Indirect costs	6.2	22.2

Total clinical programs	9.3	24.8
Second source supplier development expenses	5.4	2.9
Discovery research	2.9	1.7

Total research and development expense	$17.6	$29.4

     Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical program include wages, payroll taxes and other employee-related expenses, including stock-based compensation, rent, utilities and other facilities-related maintenance costs. Costs attributable to second source contract manufacturing expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. The costs in each category may change in the future and new categories may be added.
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
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased to $95.3 million for the three months ended March 31, 2011, compared to $28.2 million for the three months ended March 31, 2010. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, as mentioned above, selling, general and administrative costs include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during the first quarter of 2011, as well as at our Orange County and Atlanta Facilities, and related costs of personnel in training. The significant increase in selling, general and administrative expenses for the three months ended March 31, 2011 compared to 2010 was primarily attributable to higher payroll costs from increased headcount and commercial product launch activities, including non-operational manufacturing capacity.
     We are incurring pre-operational costs at the Orange County and Atlanta Facilities, both of which have filed for licensure with the FDA. These costs include facilities-related expenditures and expenses associated with additional headcount to support the build-out as well as to prepare for commercial production of PROVENGE. The costs related to these activities for the three months ended March 31, 2011 were approximately $38.2 million, and represent ongoing expenses at the New Jersey Facility prior to FDA approval of the additional capacity in March 2011, and at the Orange County and Atlanta Facilities, as well as one-time start up costs required to support the launch of PROVENGE and new facility start-up. These costs will be classified as cost of revenue when the related commercial operations commence. We expect that these types of expenditures will continue to increase until the facilities become fully operational.
Interest Income
     Interest income increased to $0.4 million for the three months ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010. The increase was primarily due to increased holdings of cash and investments as a result of the net proceeds realized from the offering of our 2016 Notes, which resulted in net proceeds of $607.1 million in January and February 2011.
Interest Expense
     Interest expense increased to $9.0 million for the three months ended March 31, 2011, compared to $0.3 million for the three months ended March 31, 2010. The increase was primarily due to the issuance of our 2016 Notes in the first quarter of 2011, which resulted in non-cash interest expense of $4.7 million, related to amortization of the debt discount and debt issuance costs for the three months ended March 31, 2011, and interest expense of $3.4 million, based on the 2.875% stated coupon rate for the three months ended March 31, 2011. Refer to Liquidity and Capital Resources: Convertible Notes for further discussion of the accounting for our 2016 Notes.
     Interest expense was also recognized for the three months ended March 31, 2011 and 2010 related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”). We capitalized interest expense of $0.6 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.
Warrant Liability
     Non-operating loss associated with the increase in our warrant liability for the three months ended March 31, 2010 was $68.1 million. The fair value was calculated using the BSM model and was revalued at each reporting period and finally at the date of exercise. The warrant agreement was amended, and the warrants were immediately exercised in May 2010 and therefore the fair value of the warrants will have no future impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash Uses and Proceeds
     As of March 31, 2011, we had approximately $779.0 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of debt and convertible securities, equity and cash receipts from collaborative agreements, interest income and, most recently, sales of PROVENGE.
     Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $97.9 million and $39.3 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, and research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in the first quarter of 2011, as compared to the first quarter of 2010, resulted from continuing expenses associated with the commercial launch of PROVENGE, including working capital needs to support increased inventory and increased selling, general and administrative expense, primarily as a result of an increase in personnel from approximately 620 as of March 31, 2010 to approximately 1,630 as of March 31, 2011.
     Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $83.2 million and $95.0 million, respectively. Expenditures related to investing activities for the three months ended March 31, 2011 consisted primarily of purchases of investments of $146.3 million and purchases of property and equipment, primarily facilities-related expenditures, of $5.1 million, offset by maturities and sales of investments of $68.2 million. The decrease in cash used in investing activities in the first quarter of 2011, as compared to the same period in 2010, is primarily related to a decrease in purchases of property and equipment due to the substantial completion of the manufacturing facility build-outs in 2010.
     Net cash provided by financing activities was $603.4 million for the three months ended March 31, 2011, compared with net cash used in financing activities of $1.0 million for the three months ended March 31, 2010. Cash provided by financing activities in the first quarter of 2011 was due to the offering of our 2016 Notes, from which we realized net proceeds of approximately $607.1 million.
     We believe that our current cash on hand as of March 31, 2011, together with revenue generated from commercial sales of PROVENGE, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long term liquidity needs for uses including:
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
Leases and Other Commitments
Office Leases
     In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.5 million. Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. We plan to move our administrative, research and development activities to these buildings in 2011.
     Currently we lease approximately 71,000 square feet under an operating lease with Alexandria Real Estate Equities, Inc. (Econet, Inc.) through December 31, 2011. In addition, we lease 35,500 square feet with Selig Holdings Company, LLC under a lease which also expires in December 2011. In July 2009 we entered into a sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately 37,000 square feet. The term of the sublease is through April 2011. We plan on exiting these three facilities during 2011.
Manufacturing Facilities Leases
     In August 2005, we entered into an agreement to lease the New Jersey Facility, which represents approximately 158,000 square feet of commercial manufacturing space. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million.
     The New Jersey Facility lease requires us to provide the landlord with a letter of credit. We provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit to guarantee the letter of credit. The deposit of $1.9 million is recorded as a long-term investment as of March 31, 2011 and December 31, 2010 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we also had $1.9 million in long-term investments being held as a security deposit to ensure completion of certain improvements at the property as of December 31, 2010. In March 2011, this security deposit was reduced to $0.3 million.
     In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for the Orange County Facility, for existing building space totaling approximately 184,000 rentable square feet for use by us as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.
     In July 2009, we entered into a lease with Majestic Realty Co. for the Atlanta Facility, for approximately 160,000 square feet for use by us as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is for ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.
     The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Orange County Facility letter of credit was $2.2 million as of March 31, 2011 and December 31, 2010 and is secured by a deposit of $2.2 million, which is recorded as a long-term investment on our consolidated balance sheet. The Atlanta Facility letter of credit totaling $222,000 was returned to us in May 2010.
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
     We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of March 31, 2011, we have paid $40.7 million toward the orders and have a remaining obligation of approximately $36.9 million. We began receiving shipments of the first order in the third quarter 2010 and expect delivery of the second order to commence in mid-2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. In February 2011, we paid $9.9 million toward the 2012 order.
     In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. At March 31, 2011, we have paid $11.4 million and we have a remaining payment obligation for the transfer of the antigen production process aggregating $12.5 million, payable in 2011. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders to commence in 2012.
Financings from the Issuance of Convertible Notes
2016 Notes
     On January 14, 2011, we entered into an underwriting agreement with the Underwriter relating to the offer and sale of $540 million aggregate principal amount of our 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.
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
     The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture.
     The offering of the 2016 Notes was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-163573), as amended by a post-effective amendment, including the related prospectus dated January 13, 2011 and the prospectus supplement dated January 14, 2011, each as filed with the Securities and Exchange Commission.
     The 2016 Notes are accounted for in accordance with ASC 470-20. Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.
     The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. At March 31, 2011, the net carrying amount of the liability component was $491.4 million and is recorded as a current liability in the consolidated balance sheet, and the remaining unamortized debt discount was $128.6 million. Amortization of the debt discount and debt issuance costs for the three months ended March 31, 2011 resulted in non-cash interest expense of $4.7 million. In addition, interest expense for the three months ended March 31, 2011 was $3.4 million based on the 2.875% stated coupon rate.
2014 Notes
     In 2007, an aggregate of $85.3 million of the 2014 Notes were sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively.
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
     In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged approximately 2.5 million shares of common stock for $24.9 million principal face amount of the 2014 Notes, which included a premium of approximately 129,000 shares of common stock. As of March 31, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million.

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
     As of March 31, 2011 and December 31, 2010, we had short-term investments of $157.1 million and $121.8 million, respectively, and long-term investments of $66.6 million and $22.5 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at March 31, 2011, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.3 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.
     We proactively monitor and manage our portfolio. If necessary, we believe we would be able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Management believes that final resolution of this matter will not have a material adverse effect on our financial position, our results of operations, or our cash flows. However, this matter is subject to inherent uncertainties and the actual cost, as well as the distraction from the conduct of our business, will depend upon many unknown factors and management’s view of these may change in the future.

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
Date: May 2, 2011

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