Form 10-Q
period 2011-06-30
DENDREON CORP
filed 2011-08-03
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 28, 2011 was 148,857,702.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$490,434	$132,995
Short-term investments	133,229	121,796
Trade accounts receivable	28,039	12,679
Inventory	52,265	30,928
Prepaid antigen costs	19,570	17,656
Prepaid expenses and other current assets	30,194	14,340

Total current assets	753,731	330,394
Property and equipment, net	248,822	246,889
Long-term investments	50,284	22,505
Other assets	5,569	4,165

Total assets	$1,058,406	$603,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,308	$7,847
Accrued liabilities	33,213	19,842
Accrued compensation	15,461	17,410
Convertible senior notes due 2016	496,974	—
Current portion of capital lease obligations	3,813	4,045
Current portion of facility lease obligations	966	935

Total current liabilities	557,735	50,079
Long-term accrued liabilities	6,920	6,760
Capital lease obligations, less current portion	11,855	7,099
Facility lease obligations, less current portion	19,087	19,556
Convertible senior subordinated notes due 2014	27,685	27,685
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 148,866,750 and 147,447,208 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	146	145
Additional paid-in capital	1,884,146	1,715,522
Accumulated other comprehensive income	123	41
Accumulated deficit	(1,449,291)	(1,222,934)

Total stockholders’ equity	435,124	492,774

Total liabilities and stockholders’ equity	$1,058,406	$603,953

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$49,555	$2,810	$77,616	$2,831
Cost of revenue	28,754	2,692	47,092	2,692

Gross profit	20,801	118	30,524	139
Operating expenses:
Research and development	18,565	20,743	36,174	50,157
Selling, general and administrative	105,071	47,697	200,360	75,915

Total operating expenses	123,636	68,440	236,534	126,072

Loss from operations	(102,835)	(68,322)	(206,010)	(125,933)
Other income (expense):
Interest income	393	300	793	578
Interest expense	(12,121)	(110)	(21,114)	(424)
Loss from valuation of warrant liability	—	(74,484)	—	(142,567)
Other income (expense)	(26)	—	(26)	—

Net loss	$(114,589)	$(142,616)	$(226,357)	$(268,346)

Basic and diluted net loss per share	$(0.79)	$(1.04)	$(1.55)	$(2.00)

Shares used in computation of basic and diluted net loss per share	145,928	136,636	145,712	134,061

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(226,357)	$(268,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,154	5,171
Non-cash stock-based compensation expense	31,430	16,469
Loss on valuation of warrant liability	—	142,567
Amortization of securities discount and premium	1,103	523
Amortization of convertible notes discount and debt issuance costs	10,846	214
Other	633	(41)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,360)	(2,790)
Inventory	(12,407)	(3,465)
Prepaid antigen costs	(10,844)	(10,673)
Prepaid expenses and other assets	(9,094)	(279)
Accounts payable	(539)	10,805
Accrued liabilities and compensation	11,422	7,407

Net cash used in operating activities	(203,013)	(102,438)
Investing Activities:
Maturities and sales of investments	151,350	140,089
Purchases of investments	(188,467)	(218,582)
Purchases of property and equipment	(10,962)	(89,944)

Net cash used in investing activities	(48,079)	(168,437)
Financing Activities:
Net proceeds from issuance of convertible debt	607,129	—
Proceeds from exercise of warrant	—	71,360
Payments on facility lease obligations	(438)	(290)
Payments on capital lease obligations	(3,164)	(651)
Proceeds from release of security deposits	1,822	112
Payments on letters of credit	(3,895)	—
Issuance of common stock under Employee Stock Purchase Plan	4,083	1,991
Net proceeds from exercise of stock options and other	2,994	6,470

Net cash provided by financing activities	608,531	78,992

Net increase (decrease) in cash and cash equivalents	357,439	(191,883)
Cash and cash equivalents at beginning of period	132,995	409,829

Cash and cash equivalents at end of period	$490,434	$217,946

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,256	$1,689
Assets acquired under facility and capital leases	7,688	8,421
Increase in asset retirement obligation	—	631
Exercise of warrants	—	275,520

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

Principles of Consolidation

The consolidated financial statements for the three and six months ended June 30, 2011 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The accompanying financial information as of December 31, 2010 has been derived from audited financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of future results that may be expected for the year ending December 31, 2011, or any other future period. Certain prior period balances have been reclassified in order to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts, offered pursuant to mandatory federal and state government programs. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the Provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet quality specifications. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Under the terms of our agreement with the Wholesaler, we specify our return policy which includes product that has expired or is defective prior to delivery, product that expires prior to infusion, product that arrives with noticeable defects and product that cannot be infused because it does not otherwise meet specified requirements. We also specify product that is not returnable includes product damaged following delivery, product transferred from one site of care to another outside of the original packaging and product tampering.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) which provides for a rebate on sales to eligible Medicaid patients, Public Health Service (“PHS”) which provides for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, which provides for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product through the Wholesaler at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.1 million for both the three and six months ended June 30, 2011.

Chargebacks occur when a contracted healthcare provider purchases our product through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. For the three and six months ended June 30, 2011, we recorded estimated chargebacks of approximately $1.8 million and $2.2 million, respectively.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and finished goods at June 30, 2011, and raw materials at December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statement of operations. As a result, inventory balances and cost of revenue reflect a lower average per unit cost of materials.

Prepaid Antigen Costs

The Company utilizes a third party supplier, Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Diosynth”), to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from the third party supplier and stores it as raw material inventory for manufacturing and eventual sale. Upon successful manufacturing of the antigen, the prepaid costs of these materials are transferred to inventory as antigen is received. As of June 30, 2011 and December 31, 2010, there were $19.6 million and $17.7 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth is obligated to manufacture.

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

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

For details of the issuance and additional information regarding the 2016 Notes, see Note 8.

Debt Issuance Costs

Debt issuance costs related to our 2016 Notes were allocated to the liability and equity components in accordance with ASC 470-20, upon issuance of the 2016 Notes. We are amortizing the debt issuance costs allocated to the liability component of the 2016 Notes to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The debt issuance costs allocated to the equity component of the 2016 Notes were recorded as an offset to additional paid-in capital. See Note 8 for further details of the issuance and additional information regarding the 2016 Notes.

Debt issuance costs related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized over the life of the 2014 Notes.

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

The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-Merton (“BSM”) option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million. During the three and six months ended June 30, 2010, losses of approximately $74.5 million and $142.6 million, respectively, were recognized from revaluation of the warrant liability.

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

We also grant restricted stock awards that generally vest and are expensed over a four-year period. In 2010 and 2011, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three and six months ended June 30, 2011, no expense was recognized related to these awards.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the 2016 Notes, from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. As of June 30, 2011 and 2010, shares excluded from the computation of net loss per share were 20,151,365 and 22,639,752, respectively.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
June 30, 2011
Due in one year or less	$133,185	$133,229
Due after one year through two years	50,205	50,284

	$183,390	$183,513

December 31, 2010
Due in one year or less	$121,756	$121,796
Due after one year through two years	22,504	22,505

	$144,260	$144,301

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2011 and 2010.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
June 30, 2011
Demand deposit	$8,559	$—	$—	$8,559
Corporate debt securities	118,157	83	(11)	118,229
Government-sponsored enterprises	44,624	25	(3)	44,646
U.S. Treasury notes	12,050	29	—	12,079

	$183,390	$137	$(14)	$183,513

December 31, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	59,778	21	(21)	59,778
Government-sponsored enterprises	63,199	39	(8)	63,230
U.S. Treasury notes	15,051	10	—	15,061

	$144,260	$70	$(29)	$144,301

None of our securities have been in a continuous unrealized loss position for more than 12 months at June 30, 2011.

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. It is not likely that we will be required to sell these securities before the recovery of their amortized cost basis; therefore we do not consider these investments to be other-than-temporarily impaired as of June 30, 2011. See Note 4 for further discussion.

We had $8.6 million and $6.2 million in secured deposits for various letters of credit as of June 30, 2011 and December 31, 2010, respectively, which are classified as long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
June 30, 2011
Money market	$434,748	$434,748	$—	$—
Commercial paper	8,999	—	8,999	—
Corporate debt securities	118,229	—	118,229	—
Government-sponsored enterprises	44,646	—	44,646	—
U.S. Treasury notes	12,079	—	12,079	—

Total financial assets	$618,701	$434,748	$183,953	$—

December 31, 2010
Money market	$112,138	$112,138	$—	$—
Commercial paper	9,997	—	9,997	—
Corporate debt securities	59,778	—	59,778	—
Government-sponsored enterprises	63,230	—	63,230	—
U.S. Treasury notes	15,061	—	15,061	—

Total financial assets	$260,204	$112,138	$148,066	$—

Our fixed income investment securities are valued using the market approach.

The fair value of the 2014 Notes and the 2016 Notes at June 30, 2011, was approximately $109.1 million and $684.0 million, respectively, based on the last trading prices at June 30, 2011 (a “Level 2” input). The fair value of the 2014 Notes at December 31, 2010, based on the average trading prices of similar instruments near year end, was approximately $98.0 million.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of the following:

	June 30, 2011	December 31, 2010

	(In thousands)
Raw materials	$51,295	$30,928
Finished goods	970	—

Total Inventories	$52,265	$30,928

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2011	December 31, 2010

	(In thousands)
Furniture and office equipment	$4,970	$4,591
Laboratory and manufacturing equipment	27,838	15,653
Computer equipment and software	57,085	44,490
Leasehold improvements	160,655	118,102
Buildings	26,666	18,053
Construction in progress	34,445	93,033

	$311,659	$293,922
Less accumulated depreciation and amortization	(62,837)	(47,033)

	$248,822	$246,889

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

The New Jersey lease requires us to provide the landlord with a letter of credit. We have provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of June 30, 2011 and December 31, 2010 on our consolidated balance sheets.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. The security deposit was reduced to $0.3 million in March 2011.

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

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit as security deposits. The security deposit of $0.2 million for the Atlanta Facility was returned to us in May 2010. The Orange County Facility letter of credit was $2.2 million as of June 30, 2011 and December 31, 2010, and is secured by a deposit. This deposit was recorded as a long-term investment on our consolidated balance sheets.

The facility leases have provisions requiring that we restore the buildings to their original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration for these obligations. The following table is a roll forward of our asset retirement obligations:

Description (in thousands)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Beginning balance, January 1	$6,610	$1,322
Additions	—	5,157
Accretion	200	131

Ending balance	$6,810	$6,610

In December 2010, we entered into an industrial revenue bond transaction related to our Atlanta Facility. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $63.3 million as of December 31, 2010, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in our consolidated balance sheets as all risks and benefits remain with us.

At June 30, 2011, construction in progress of $34.4 million included $24.5 million related to the build-out of the Atlanta Facility, $3.7 million of capitalized facility lease obligations, $4.1 million related to improvements for the newly leased office space, $0.7 million related to lab improvements and $1.4 million in software and other. At June 30, 2011, construction in progress included $0.9 million of capitalized interest, compared with $2.4 million at December 31, 2010. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE and on June 29, 2011 the FDA approved our Orange County Facility for the commercial manufacture of PROVENGE. On April 28, 2011, we submitted our request to the FDA for licensure of the Atlanta Facility to manufacture PROVENGE.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three months ended June 30, 2011 and 2010 was $8.7 million and $2.7 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $16.2 million and $5.2 million, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred rent	$1,812	$1,187
Accrued property and equipment	1,211	4,454
Inventory receipts	5,437	3,022
Accrued consulting and other services	9,320	7,591
Accrued interest	7,977	105
Other accrued liabilities	7,456	3,483

	$33,213	$19,842

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

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”), with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007, with the Trustee. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert its 2016 Notes and as if it held a number of common shares equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change”, as defined in the Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert its 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish U.S. federal income tax to holders of the common stock in connection with a dividend or distribution. The Indenture contains customary covenants.

The offering of the 2016 Notes was made pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-163573), as amended by a post-effective amendment, including the related prospectus dated January 13, 2011 and the prospectus supplement dated January 14, 2011, each as filed with the Securities and Exchange Commission.

The 2016 Notes are accounted for in accordance with ASC 470-20, under which issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. At June 30, 2011, the net carrying amount of the liability component, which is recorded as a current liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows (in thousands):

June 30,
2011
Carrying amount of the equity component	$132,876
Carrying amount of the liability component	496,974
Unamortized discount of the liability component	123,026

We incurred debt issuance costs of approximately $12.9 million related to our 2016 Notes. In accordance with ASC 470-20, we allocated approximately $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The remaining $2.8 million of debt issuance costs was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital upon issuance of the notes.

Amortization of the debt discount and debt issuance costs for the three and six months ended June 30, 2011 resulted in non-cash interest expense of $6.1 million and $10.8 million, respectively. In addition, interest expense of $4.4 million and $7.8 million for the three and six months ended June 30, 2011, respectively, was recognized based on the 2.875% stated coupon rate. The fair value of the 2016 Notes at June 30, 2011, based on the last trading price at June 30, 2011, was approximately $684.0 million.

We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes.

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes.

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change”, as defined in the Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert its 2014 Notes and as if it held a number of common shares equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish U.S. federal income tax to holders of the common stock in connection with a dividend or distribution. The Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged $24.9 million principal face amount of the 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares.

As of June 30, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.7 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively. The fair value of the 2014 Notes at June 30, 2011 was approximately $109.1 million based on the last trading price at June 30, 2011. The fair value of the 2014 Notes at December 31, 2010, based on the average trading prices of similar instruments near year-end, was approximately $98.0 million.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

9. STOCK-BASED COMPENSATION

At June 30, 2011 and December 31, 2010, we had equity-based employee incentive plans, which are described more fully in Note 11 in the 2010 Form 10-K, and in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Stock-based compensation expense was as follows:

	Six Months Ended June 30,
	2011	2010
	(in millions)
Cost of revenue	$2.3	$0.2
Research and development	4.1	5.1
Selling, general and administrative	25.0	11.2

	$31.4	$16.5

For the six months ended June 30, 2011 and 2010, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for awards granted during the period:

	Employee Stock Options		Employee Stock Purchase Plan
	For the three months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Weighted average estimated fair value	$25.47	$25.91	$12.21	$18.16
Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	77%	79%	46%	124%
Risk-free interest rate (C)	1.76%	1.40%	0.01%	0.33%
Expected term (D)	5.0 years	3.9 years	1.2 years	0.8 years

	Employee Stock Options		Employee Stock Purchase Plan
	For the six months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Weighted average estimated fair value	$22.33	$21.62	$12.21	$18.16
Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	76%	79%	46%	124%
Risk-free interest rate (C)	2.22%	1.80%	0.01%	0.33%
Expected term (D)	5.0 years	4.2 years	1.2 years	0.8 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)	The expected stock price volatility for the three and six months ended June 30, 2011 is based on the weighted average of the historical volatility of our stock. The expected stock price volatility for the three and six months ended June 30, 2010 is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.
(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(D)	The expected term of the options for the three and six months ended June 30, 2011 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the expected terms of certain peer companies. The expected term of the options for the three and six months ended June 30, 2010 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the six months ended June 30, 2011:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,672,972	$23.78
Granted	594,633	35.92
Exercised	(372,256)	14.52
Forfeited and expired	(112,748)	37.15

Outstanding at June 30, 2011	2,782,601	27.07	8.15	$35,608,884

Options exercisable at June 30, 2011	949,589	16.47	6.56	$22,153,249

As of June 30, 2011 we had approximately $20.4 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.5 years.

Restricted Stock Awards

We also grant restricted stock awards that generally vest and are expensed over a four year period. In 2010 and 2011 we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three and six months ended June 30, 2011, no expense was recognized related to these awards.

The following table summarizes our restricted stock award activity during the six months ended June 30, 2011 and 2010:

	2011		2010
	Stock Awards	Weighted- Average Grant Date Fair Value	Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1	2,214,260	$23.85	2,360,138	$7.71
Granted	1,094,867	33.66	930,019	33.28
Vested	(608,064)	21.25	(1,093,748)	6.52
Forfeited and expired	(124,984)	26.64	(65,249)	13.48

Outstanding at June 30	2,576,079	26.86	2,131,160	19.30

As of June 30, 2011 we had approximately $39.2 million in total unrecognized compensation expense related to our restricted stock awards that is to be recognized over a weighted-average period of approximately 1.6 years.

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

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of June 30, 2011, we have paid $46.7 million toward the orders and have a remaining obligation of approximately $30.9 million. We received the final shipments on the first order and delivery on the second order commenced in the second quarter 2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of June 30, 2011, we have paid $9.9 million related to these orders.

In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. As of June 30, 2011, we have paid $15.9 million and have a remaining payment obligation for the transfer of the antigen production process of approximately $12.0 million payable into 2012. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders anticipated to commence in 2012, subject to the timing of our completion of process transfer activities.

The majority of our operating lease payments relate to our three existing leases and two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with an initial letter of credit of $2.7 million as a security deposit, which is recorded as a long-term investment as of June 30, 2011.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of June 30, 2011. We plan to move our administrative, research and development activities to these buildings in 2011.

The three existing leases in Seattle began in 1998, 2004 and 2009 and expire in 2011; the lease on the New Jersey Facility began in 2005 and the initial term expires in 2012; the lease on the Orange County Facility began in 2009 and the initial term expires in 2019; the lease for the Atlanta Facility began in 2010 and the initial term expires in 2020. We account for the New Jersey Facility, the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease.

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

On January 7, 2011, a complaint was filed in the United States District Court for the Western District of Washington by a party that had opted out of the settlement made on behalf of the class in McGuire v. Dendreon. The complaint was captioned ORG Lluch Salvado, S.A. v. Dendreon Corporation, et al., and named the Company, Dr. Urdal, and Dr. Gold as defendants. Plaintiff was a Spanish company that purportedly purchased shares of Dendreon common stock between March 29, 2007 and May 8, 2007. The complaint made similar factual and legal contentions as the third amended complaint in McGuire v. Dendreon. In the second quarter of 2011, this complaint was settled for $625,000 and dismissed with prejudice on June 29, 2011.

11. COMPREHENSIVE LOSS

Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(114,589)	$(142,616)	$(226,357)	$(268,346)
Net unrealized gain (loss) on securities	115	6	82	30

Comprehensive loss	$(114,474)	$(142,610)	$(226,275)	$(268,316)

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

We have incurred significant losses since our inception. As of June 30, 2011, our accumulated deficit was $1.45 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. Our available cash will be used to continue to expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals, build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Revenue generated from sales of PROVENGE since approval is $125.5 million, including $77.6 million in sales during the six months ended June 30, 2011. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”). On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE and on June 29, 2011 the FDA approved our new facility in Orange County, California (the “Orange County Facility”) for the commercial manufacture of PROVENGE, allowing us to significantly increase manufacturing capacity. We anticipate our manufacturing capabilities will further increase during the remainder of 2011 with the FDA licensure of our new facility in Atlanta, Georgia (the “Atlanta Facility”), which we anticipate to occur in late August 2011. On April 28, 2011, we submitted our request to the FDA for licensure of the Atlanta Facility to manufacture PROVENGE. In addition, we expect to establish relationships with an additional 450 infusion sites during 2011 and support approximately 500 infusion sites by year end.

On June 30, 2011, the CMS issued a final National Coverage Decision (“NCD”) for PROVENGE, completing the analysis commenced one year prior, requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD will standardize coverage processes across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local MACs specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims and is expected to accelerate time to payment for physicians.

Following a number of pre-submission meetings with European Union (“E.U.”) national agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. We plan to use the clinical data described in our U.S. Biologics License Application to file our marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in late 2011 or early 2012. To accelerate the regulatory timeline, initially PROVENGE will be manufactured through a contract manufacturing organization while we concurrently build-out an immunotherapy manufacturing facility in Europe. We anticipate a regulatory decision from the E.U. in the first half of 2013.

As of June 30, 2011, we had approximately 1,915 employees, of which our manufacturing operations employed approximately 1,200 individuals and our commercial team employed approximately 165 individuals in sales, marketing, and government affairs.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer following surgical resection. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and have completed enrollment.

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

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts, offered pursuant to mandatory federal and state government programs. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the Provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet quality specifications. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Under the terms of our agreement with the Wholesaler, we specify our return policy which includes product that has expired or is defective prior to delivery, product that expires prior to infusion, product that arrives with noticeable defects and product that cannot be infused because it does not otherwise meet specified requirements. We also specify product that is not returnable includes product damaged following delivery, product transferred from one site of care to another outside of the original packaging and product tampering.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) which provides for a rebate on sales to eligible Medicaid patients, Public Health Service (“PHS”) which provides for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, which provides for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product through the Wholesaler at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary. We recorded estimated rebates of approximately $0.1 million for both the three and six months ended June 30, 2011.

Chargebacks occur when a contracted healthcare provider purchases our product through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. Our estimate of chargebacks is expected to closely approximate actual results as this information is generally known at the time of revenue recognition. For the three and six months ended June 30, 2011, we recorded estimated chargebacks of approximately $1.8 million and $2.2 million, respectively.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and finished goods at June 30, 2011 and raw materials at December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statement of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and can be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of June 30, 2011, approximately $15.3 million of our reduced-cost inventory remained on hand. We estimate the remaining balance of reduced-cost inventory will be used in research and commercial operations by 2012. As a result, cost of revenue reflects, and will continue to reflect in the near term a lower average per unit cost of raw materials.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy the conversion in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, “Debt with Conversion and Other Options.” Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

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

We also grant restricted stock awards that generally vest and are expensed over a four year period. In 2010 and 2011, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the three and six months ended June 30, 2011, no expense was recognized related to these awards.

Recent Accounting Pronouncements

No accounting pronouncements were released during the second quarter of 2011 that would impact our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Product revenue	$49,535	$2,790	$77,575	$2,790
Collaborative revenue	20	20	41	41

Total revenue	$49,555	$2,810	$77,616	$2,831

Commercial sales of PROVENGE began in May 2010, and resulted in product revenue of $49.5 million and $77.6 million for the three and six months ended June 30, 2011, respectively, and $2.8 million for the three and six months ended June 30, 2010. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs.

Our revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates of approximately $0.1 million for both the three and six months ended June 30, 2011. No rebates were recorded for the six months ended June 30, 2010. For the three and six months ended June 30, 2011, we recorded estimated chargebacks of approximately $1.8 million and $2.2 million, respectively. No chargebacks were recorded for the six months ended June 30, 2010.

Collaborative revenue for the three and six months ended June 30, 2011 and 2010 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Revenue

Cost of revenue was $28.8 million and $47.1 million for the three and six months ended June 30, 2011, respectively, and $2.7 million for the three and six months ended June 30, 2010. The increase in cost of revenue in 2011 is due to increased sales of PROVENGE. The cost of revenue includes the costs of manufacturing and distributing PROVENGE. Effective March 10, 2011, upon FDA approval of the remaining capacity of the New Jersey Facility for the commercial manufacture of PROVENGE, all manufacturing costs at the New Jersey Facility are included in cost of revenue. The costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts focused on product cost reduction are successful. As we expand our product distribution, we anticipate cost of revenue as a percentage of product revenue will decline in future years.

All manufacturing costs at the Orange County Facility will be included in cost of revenue starting in the third quarter of 2011 due to the FDA approval of our Orange County Facility for the commercial manufacture of PROVENGE on June 29, 2011.We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the three months ended March 31, 2011, as well as at our Orange County and Atlanta Facilities during the six months ended June 30, 2011. These costs were classified as selling, general and administrative expense. We expect that these expenses will increase in the near term due to added headcount in the first and second quarter of 2011.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statement of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and can be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of June 30, 2011, approximately $15.3 million of our reduced-cost inventory remained on hand. We estimate the remaining balance of reduced-cost inventory will be used in research and commercial operations by 2012. As a result, cost of revenue reflects, and will continue to reflect in the near term a lower average per unit cost of raw materials.

Research and Development Expenses

Research and development expenses decreased to $18.6 million and $36.2 million for the three and six months ended June 30, 2011, respectively, from $20.7 million and $50.2 million for the three and six months ended June 30, 2010, respectively. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, discovery research or developing second source suppliers. Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Clinical programs:
Direct costs	$3.5	$1.5	$6.6	$4.1
Indirect costs	5.6	14.6	11.7	36.8

Total clinical programs	9.1	16.1	18.3	40.9
Contract manufacturing expenses	6.5	2.3	12.0	5.2
Discovery research	3.0	2.3	5.9	4.1

Total research and development expense	$18.6	$20.7	$36.2	$50.2

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include wages, payroll taxes and other employee-related expenses, including stock-based compensation, rent, utilities and other facilities-related maintenance costs. Costs attributable to contract manufacturing expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. The costs in each category may change in the future and new categories may be added.

Our current product candidates and potential targets for the focus of new product candidates in research and development include:

•

DN24-02, our investigational active cellular immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an IND application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer, following surgical resection. The randomized Phase 2 study will evaluate the safety and efficacy of DN24-02 in patients with HER2+ invasive transitional cell carcinoma of the bladder following cystectomy. The primary endpoint is to evaluate overall survival. Targeted enrollment is approximately 180 patients at clinical sites throughout the U.S.

•	CA-9 and CEA, antigen targets for the study of potential active cellular immunotherapies, currently both in preclinical development.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We are developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. In 2009, we commenced our Phase 1 clinical trial to evaluate TRPM8 and have completed enrollment.

For the six months ended June 30, 2011 and 2010, research and development costs associated with DN24-02 were approximately $1.4 million and $0.6 million, respectively, and research and development costs associated with TRPM8 were approximately $0.3 million and $1.0 million, respectively. For the six months ended June 30, 2011, research and development costs associated with CA-9 were $1.0 million. Research and development costs associated with CA-9 for the six months ended June 30, 2010 and CEA for each period presented were immaterial.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the U.S. For the six months ended June 30, 2011 and 2010, research and development costs associated with PROVENGE in the U.S. were approximately $23.6 million and $48.3 million, respectively. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the E.U. For the six months ended June 30, 2011, research and development costs associated with PROVENGE in the E.U. were approximately $9.9 million.

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly changing industry environment. To obtain approval of a product candidate from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the U.S. are costly in time and effort, and may require significant capital investment.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in non-U.S. markets. For example, the FDA or the equivalent in jurisdictions outside the U.S. may determine our data is not sufficiently compelling to warrant marketing approval, may require we engage in additional clinical trials, or provide further analysis which may be costly and time-consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

We may be required to obtain additional funding to complete development of product candidates or in order to commercialize approved products. However such funding may not be available to us on terms we deem acceptable or at all. Our ability to access additional capital is dependent on the success of our business and the perception by the market of our future business prospects. In the event we were unable to obtain necessary funding, we might halt or temporarily delay ongoing development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $105.1 million and $200.4 million for the three and six months ended June 30, 2011, respectively, compared to $47.7 million and $75.9 million for the three and six months ended June 30, 2010, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative costs include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during the first quarter of 2011, as well as at our Orange County and Atlanta Facilities, and related costs of personnel in training. The significant increase in selling, general and administrative expenses for the three and six months ended June 30, 2011 compared to 2010 was primarily attributable to higher payroll costs from increased headcount and commercial product launch activities, including non-operational manufacturing capacity.

Each of our facilities requires approval by the FDA prior to the manufacture of PROVENGE (for clinical or commercial manufacture), and accordingly are not operational until such approval. We incurred pre-operational costs associated with the portion of our New Jersey Facility which was not commercially operational during the first quarter of 2011 and at the Orange County Facility for the first half of 2011, prior to FDA approval of the facilities for the commercial manufacture of PROVENGE. We also have incurred and will continue to incur pre-operational costs at the Atlanta Facility, for which we filed for licensure with the FDA on April 28, 2011. These costs include facilities-related expenditures prior to FDA approval, administrative costs associated with training personnel and training a workforce to operate the facility upon FDA approval, as well as the cost of outside consultants and other administrative expenses. In addition, we have incurred start-up costs outside of the facilities related to the transfer of technology and training at the facilities. Pre-operational costs incurred at the facilities and related to start-up activities for the three and six months ended June 30, 2011 were approximately $34.0 million and $72.2 million, respectively. These costs will be classified as cost of revenue when the related commercial operations commence. We expect that these types of expenditures will continue to increase until the facilities become fully operational.

Interest Income

Interest income increased to $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively, from $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively. The increase was primarily due to increased holdings of cash and investments as a result of the net proceeds of $607.1 million realized from the offering of our 2016 Notes in January and February 2011.

Interest Expense

Interest expense increased to $12.1 million and $21.1 million for the three and six months ended June 30, 2011, respectively, compared to $0.1 million and $0.4 million for the three and six months ended June 30, 2010, respectively. The increase in interest expense was due to the issuance of our 2016 Notes in the first quarter of 2011, which resulted in non-cash interest expense related to amortization of the debt discount and debt issuance costs of $6.1 million and $10.8 million for the three and six months ended June 30, 2011, respectively. In addition, we incurred interest expense of $4.4 million and $7.8 million for the three and six months ended June 30, 2011, respectively, based on the 2.875% stated coupon rate of our 2016 Notes. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for our 2016 Notes.

Interest expense, including the amortization of debt issuance costs, was also recognized for the three and six months ended June 30, 2011 and 2010 related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”). We capitalized interest expense of $0.4 million and $1.0 million for the three and six months ended June 30, 2011, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2010, respectively.

Warrant Liability

Non-operating loss associated with the increase in our warrant liability for the three and six months ended June 30, 2010 was $74.5 million and $142.6 million, respectively. The fair value was calculated using the BSM model and was revalued at each reporting period and finally at the date of exercise. The warrant agreement was amended, and the warrants were immediately exercised in May 2010 and therefore the fair value of the warrants will have no future impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of June 30, 2011, we had approximately $673.9 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income and, most recently, the commercial sale of PROVENGE.

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $203.0 million and $102.4 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, and research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2011, as compared to 2010, resulted from continuing expenses associated with the commercial launch of PROVENGE, including working capital needs to support increased inventory and increased selling, general and administrative expense, primarily as a result of an increase in personnel from approximately 800 as of June 30, 2010 to approximately 1,915 as of June 30, 2011.

Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $48.1 million and $168.4 million, respectively. Expenditures related to investing activities for the six months ended June 30, 2011 consisted primarily of purchases of investments of $188.5 million and purchases of property and equipment, primarily facilities-related expenditures, of $11.0 million, offset by maturities and sales of investments of $151.4 million. The decrease in cash used in investing activities in 2011, as compared to 2010, is primarily related to a decrease in purchases of property and equipment due to the substantial completion of the manufacturing facility build-outs in 2010.

Net cash provided by financing activities was $608.5 million and $79.0 million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities in 2011 was due to the offering of our 2016 Notes, from which we realized net proceeds of approximately $607.1 million. Cash provided by financing activities in 2010 was due to the exercise of the warrants in exchange for 8 million shares of common stock, resulting in aggregate cash proceeds of $71.4 million.

We believe that our current cash on hand as of June 30, 2011, together with revenue generated from commercial sales of PROVENGE, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and build commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the U.S. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential additional long term liquidity needs for uses including:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the U.S.,

•	continuing and expanding our internal research and development programs,

•	engaging in clinical trials outside of the U.S., commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the U.S.,

•	to satisfy working capital needs, and

•	the increasing personnel base.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with an initial letter of credit of $2.7 million as a security deposit, which is recorded as a long-term investment as of June 30, 2011. In May 2011, we began moving our administrative offices into this space.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of June 30, 2011. We plan to move our research and development activities to this building in 2011.

Currently we lease approximately 71,000 square feet under an operating lease with Alexandria Real Estate Equities, Inc. (Econet, Inc.) through December 31, 2011. In addition, we lease 35,500 square feet with Selig Holdings Company, LLC under a lease which also expires in December 2011. We plan on exiting these two facilities during 2011. A sublease agreement with Hearst Newspapers, LLC (the sublandlord to Legacy Partners II, the landlord) for office space in Seattle, Washington, comprising approximately 37,000 square feet expired in May 2011.

Manufacturing Facilities Leases

In August 2005, we entered into an agreement to lease the New Jersey Facility, which represents approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease term is seven years, and we have the option to extend the lease for two ten-year periods and one five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the initial lease term is $7.2 million.

The New Jersey Facility lease requires us to provide the landlord with a letter of credit. We have provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of June 30, 2011 and December 31, 2010 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. In March 2011, this security deposit was reduced to $0.3 million.

In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for the Orange County Facility, consisting of existing building space totaling approximately 184,000 rentable square feet for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.

In July 2009, we entered into a lease with Majestic Realty Co. for the Atlanta Facility, consisting of approximately 160,000 square feet for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is for ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Orange County Facility letter of credit was $2.2 million as of June 30, 2011 and December 31, 2010, and was secured by a deposit. The Atlanta Facility deposit of $0.2 million securing the letter of credit was returned to us in May 2010. Deposits securing letters of credit are recorded as long-term investments on our consolidated balance sheets.

The three manufacturing facility leases each have a provision requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations.

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Diosynth”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Diosynth at least 24 months before the end of the initial term or a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of June 30, 2011, we have paid $46.7 million toward the orders and have a remaining obligation of approximately $30.9 million. We received the final shipments on the first order and delivery on the second order commenced in the second quarter 2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of June 30, 2011, we have paid $9.9 million related to these orders.

In September 2010, we entered into a development and supply agreement with GlaxoSmithKline LLC. This agreement is intended to provide a second source for the commercial production and supply of the recombinant antigen used in the manufacture of PROVENGE. The term of the agreement is through December 31, 2015, unless earlier terminated pursuant to the terms of the agreement, and provides for one or more two-year extensions to the then expiring term. As of June 30, 2011, we have paid $15.9 million and have a remaining payment obligation for the transfer of the antigen production process of approximately $12.0 million payable into 2012. Upon execution of the agreement, we placed an initial order for approximately $8.3 million, with delivery of commercial orders anticipated to commence in 2012, subject to the timing of our completion of process transfer activities.

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

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007, with the Trustee. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

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

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert its 2016 Notes and as if it held a number of common shares equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change”, as defined in the Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert its 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish U.S. federal income tax to holders of the common stock in connection with a dividend or distribution. The Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. At June 30, 2011, the net carrying amount of the liability component, which is recorded as a current liability in the consolidated balance sheet, was $497.0 million, and the remaining unamortized debt discount was $123.0 million. Amortization of the debt discount and debt issuance costs for the three and six months ended June 30, 2011 resulted in non-cash interest expense of $6.1 million and $10.8 million, respectively. In addition, interest expense for the three and six months ended June 30, 2011, based on the 2.875% stated coupon rate of our 2016 Notes, was $4.4 million and $7.8 million, respectively.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.7 million and $1.5 million during the six months ended June 30, 2011 and 2010, respectively.

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes.

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change”, as defined in the Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert its 2014 Notes and as if it held a number of common shares equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish U.S. federal income tax to holders of the common stock in connection with a dividend or distribution. The Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged $24.9 million principal face amount of the 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. As of June 30, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure to any single issuer or security issuance and defines allowable investments. Pursuant to our policy, auction rate or asset-backed securities without a guarantee by the U.S. government are not permitted to be purchased. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

As of June 30, 2011 and December 31, 2010, we had short-term investments of $133.2 million and $121.8 million, respectively, and long-term investments of $50.3 million and $22.5 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at June 30, 2011, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.9 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We proactively monitor and manage our portfolio. If necessary, we believe we would be able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows and our other sources of cash, we do not anticipate that the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 7, 2011, a complaint was filed in the United States District Court for the Western District of Washington by a party that had opted out of the settlement made on behalf of the class in McGuire v. Dendreon. The complaint was captioned ORG Lluch Salvado, S.A. v. Dendreon Corporation, et al., and named the Company, Dr. Urdal, and Dr. Gold as defendants. Plaintiff was a Spanish company that purportedly purchased shares of Dendreon common stock between March 29, 2007 and May 8, 2007. The complaint made similar factual and legal contentions as the third amended complaint in McGuire v. Dendreon. In the second quarter of 2011, this complaint was settled for $625,000 and dismissed with prejudice on June 29, 2011.

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

Date: August 3, 2011

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