Form 10-Q
period 2011-09-30
DENDREON CORP
filed 2011-11-02
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3203193 (IRS Employer Identification No.)

1301 2ND AVENUE, SUITE 3200 SEATTLE, WASHINGTON (Address of registrant’s principal executive offices)	98101 (Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 27, 2011 was 148,957,814.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,654	$132,995
Short-term investments	149,320	121,796
Trade accounts receivable	35,379	12,679
Inventory	65,406	30,928
Prepaid antigen costs	12,710	17,656
Prepaid expenses and other current assets	20,221	14,340

Total current assets	656,690	330,394
Property and equipment, net	245,497	246,889
Long-term investments	44,842	22,505
Other assets	1,544	4,165

Total assets	$948,573	$603,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,489	$7,847
Accrued liabilities	25,011	19,842
Accrued compensation	20,547	17,410
Restructuring and contract termination liability	15,182	—
Convertible senior notes due 2016	502,638	—
Current portion of capital lease obligations	4,058	4,045
Current portion of facility lease obligations	992	935

Total current liabilities	581,917	50,079
Long-term accrued liabilities	7,001	6,760
Capital lease obligations, less current portion	11,001	7,099
Facility lease obligations, less current portion	18,828	19,556
Convertible senior subordinated notes due 2014	27,685	27,685
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 148,947,862 and 147,448,208 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	149	145
Additional paid-in capital	1,900,928	1,715,522
Accumulated other comprehensive income (loss)	(99)	41
Accumulated deficit	(1,598,837)	(1,222,934)

Total stockholders’ equity	302,141	492,774

Total liabilities and stockholders’ equity	$948,573	$603,953

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$64,287	$20,219	$139,468	$23,050
Cost of revenue	54,978	12,433	102,070	15,125

Gross profit	9,309	7,786	37,398	7,925
Operating expenses:
Research and development	20,417	13,541	56,591	63,698
Selling, general and administrative	84,920	74,135	285,280	150,050
Restructuring and contract termination	38,482	—	38,482	—

Total operating expenses	143,819	87,676	380,353	213,748

Loss from operations	(134,510)	(79,890)	(342,955)	(205,823)
Other income (expense):
Interest income	285	369	1,078	947
Interest expense	(12,910)	(191)	(34,024)	(615)
Loss from valuation of warrant liability	—	—	—	(142,567)
Other income (expense)	24	—	(2)	—

Net loss before income tax benefit	(147,111)	(79,712)	(375,903)	(348,058)
Income tax benefit	—	411	—	411

Net loss	($147,111)	($79,301)	($375,903)	($347,647)

Basic and diluted net loss per share	($1.00)	($0.56)	($2.58)	($2.54)

Shares used in computation of basic and diluted net loss per share	146,426	141,996	145,953	136,735

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	($375,903)	($347,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,098	8,961
Non-cash stock-based compensation expense	48,136	25,881
Loss on valuation of warrant liability	—	142,567
Amortization of securities discount and premium	1,697	1,033
Amortization of convertible notes discount and debt issuance costs	16,892	321
Asset impairment related to contract termination	14,830	—
Other	674	(61)
Changes in operating assets and liabilities:
Trade accounts receivable	(22,700)	(12,028)
Inventory	(18,689)	(10,072)
Prepaid antigen costs	(10,843)	(7,259)
Prepaid expenses and other assets	(10,317)	(11,994)
Accounts payable	5,642	8,731
Accrued liabilities and compensation	8,306	34,956
Restructuring and contract termination liability	15,182	—

Net cash used in operating activities	(300,995)	(166,611)
Investing Activities:
Maturities and sales of investments	199,844	243,460
Purchases of investments	(248,457)	(261,745)
Purchases of property and equipment	(17,850)	(125,094)

Net cash used in investing activities	(66,463)	(143,379)
Financing Activities:
Net proceeds from issuance of convertible debt	607,129	—
Proceeds from exercise of warrant	—	71,360
Payments on facility lease obligations	(671)	(461)
Payments on capital lease obligations	(3,464)	(1,338)
Proceeds from release of security deposits	1,862	112
Payments on letters of credit	(3,895)	—
Issuance of common stock under Employee Stock Purchase Plan	4,083	1,991
Net proceeds from exercise of stock options and other	3,073	7,404

Net cash provided by financing activities	608,117	79,068

Net increase (decrease) in cash and cash equivalents	240,659	(230,922)
Cash and cash equivalents at beginning of period	132,995	409,829

Cash and cash equivalents at end of period	$373,654	$178,907

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$12,926	$1,973
Assets acquired under facility and capital leases	7,379	9,885
Increase in asset retirement obligation	—	1,728
Exercise of warrants	—	275,520

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS, PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND PRIOR PERIOD ADJUSTMENTS

Business

Dendreon Corporation (“Dendreon,” the “Company,” “we,” “us,” or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers.

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

Principles of Consolidation

The consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The accompanying financial information as of December 31, 2010 has been derived from audited financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of future results that may be expected for the year ending December 31, 2011, or any other future period. Certain prior period balances have been reclassified in order to conform to the current period presentation.

Prior Period Adjustments

During the third quarter of 2011, we identified misstatements in our consolidated financial statements for the year ended December 31, 2010, for the three months ended March 31, 2011 and for the three and six months ended June 30, 2011. The misstatements were related to our estimate of chargebacks on product sales to Public Health Service (“PHS”) eligible providers in these periods. Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks, as further discussed in Note 2 – Revenue Recognition.

For the year ended December 31, 2010, the three months ended March 31, 2011 and the three months ended June 30, 2011, we overstated revenue and trade accounts receivable by $136,000, $1.0 million and $1.4 million, respectively, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of these overstatements and concluded that while the accumulation of these misstatements was significant to the three months ended September 30, 2011, their correction would not be material to any individual periods, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective.

        Based on such evaluation, we corrected the misstatement of $136,000 for the year ended December 31, 2010 in the financial results for the three and nine months ended September 30, 2011. However, we concluded that the misstatements of $1.0 million and $1.4 million for the three months ended March 31, 2011 and the three months ended June 30, 2011, respectively, were considered material to our financial results for the three months ended September 30, 2011. Accordingly, we recorded these adjustments in the nine months ended September 30, 2011 to reduce both revenue and trade accounts receivable by $2.4 million. As provided by SAB 108, correction of the misstatements for the quarters ended March 31, 2011 and June 30, 2011 will not require amendment of the respective previously filed quarterly reports on Form 10-Q. We will correct the three months ended March 31, 2011 and June 30, 2011 financial results the next time we file our prior period financial statements, which will be no later than the filing of our annual report on Form 10-K for the period ended December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Under the terms of our agreement with the Wholesaler, we specify our return policy to include product that has expired or is defective prior to delivery, product that expires prior to infusion, product that arrives with noticeable defects and product that cannot be infused because it does not otherwise meet specified requirements. We also specify product that is not returnable to include product damaged following delivery, product outside of the original packaging transferred from one site of care to another and product which has been tampered.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”), which provides for a rebate on sales to eligible Medicaid patients, Public Health Service (“PHS”), which provides for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, which provides for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product through the Wholesaler at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.1 million for the three and nine months ended September 30, 2011.

Chargebacks occur when a contracted healthcare provider purchases our product through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. For the three and nine months ended September 30, 2011, we recorded estimated chargebacks of approximately $4.3 million and $8.9 million. Refer to Note 1 – Prior Period Adjustments for further details. The following table is a roll forward of our accrued chargebacks for the nine months ended September 30, 2011:

(in thousands)	Accrued Chargebacks
Balance at December 31, 2010	$—
Current provision related to sales made in current period	8,748
Current provision related to sales made in prior periods	136
Payments/credits	(2,865)

Balance at September 30, 2011	$6,019

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We receive royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. Royalty revenue and royalty receivables are recorded in the period earned, in advance of collection. Our estimate of royalty revenue and receivables is based upon historical information and estimated sales, where available.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials as of September 30, 2011 and December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and can be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts. As of September 30, 2011, approximately $10.4 million of our reduced-cost inventory remained on hand. As a result, cost of revenue reflects, and will continue to reflect in the near term, a lower average per unit cost of raw materials.

Prepaid Antigen Costs

The Company utilizes a third party supplier, Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Diosynth”), to manufacture and package the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from Diosynth and stores it as raw material inventory for manufacturing and eventual sale. The prepaid costs of these materials are transferred to inventory as antigen is received. As of September 30, 2011 and December 31, 2010, there were $12.7 million and $17.7 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Diosynth is obligated to manufacture.

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

Debt Issuance Costs

Debt issuance costs related to our 2016 Notes were allocated to the liability and equity components in accordance with ASC 470-20. We are amortizing the debt issuance costs allocated to the liability component of the 2016 Notes to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The debt issuance costs allocated to the equity component of the 2016 Notes were recorded as an offset to additional paid-in capital. See Note 8 for further details of the issuance and additional information regarding the 2016 Notes.

Debt issuance costs related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized to interest expense through the earlier of the maturity date of the 2014 Notes or the date of conversion.

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

The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. The fair value of the Warrants was estimated using the Black-Scholes-

Merton (“BSM”) option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million. During the nine months ended September 30, 2010, a loss of approximately $142.6 million was recognized from revaluation of the warrant liability.

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

We also grant restricted stock awards that generally vest and are expensed over a four-year period. In 2010 and 2011, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the 2016 Notes, from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. As of September 30, 2011 and 2010, shares excluded from the computation of net loss per share were 19,870,996 and 22,431,456, respectively.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
September 30, 2011
Due in one year or less	$149,331	$149,320
Due after one year through two years	44,930	44,842

	$194,261	$194,162

December 31, 2010
Due in one year or less	$121,756	$121,796
Due after one year through two years	22,504	22,505

	$144,260	$144,301

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2011 and 2010.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
September 30, 2011
Demand deposit	$8,559	$—	$—	$8,559
Corporate debt securities	110,631	18	(144)	110,505
Government-sponsored enterprises	63,035	6	(5)	63,036
U.S. Treasury notes	12,036	26	—	12,062

	$194,261	$50	($149)	$194,162

December 31, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	59,778	21	(21)	59,778
Government-sponsored enterprises	63,199	39	(8)	63,230
U.S. Treasury notes	15,051	10	—	15,061

	$144,260	$70	($29)	$144,301

None of our securities have been in a continuous unrealized loss position for more than 12 months as of September 30, 2011.

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell, the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of September 30, 2011. See Note 4 for further discussion.

We had $8.6 million and $6.2 million in secured deposits for various letters of credit as of September 30, 2011 and December 31, 2010, respectively, which are classified as long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
September 30, 2011
Money market	$376,380	$376,380	$—	$—
Corporate debt securities	110,505	—	110,505	—
Government-sponsored enterprises	63,036	—	63,036	—
U.S. Treasury notes	12,062	—	12,062	—

Total financial assets	$561,983	$376,380	$185,603	$—

December 31, 2010
Money market	$112,138	$112,138	$—	$—
Commercial paper	9,997	—	9,997	—
Corporate debt securities	59,778	—	59,778	—
Government-sponsored enterprises	63,230	—	63,230	—
U.S. Treasury notes	15,061	—	15,061	—

Total financial assets	$260,204	$112,138	$148,066	$—

Our fixed income investment securities are valued using the market approach.

The fair value of the 2014 Notes and the 2016 Notes as of September 30, 2011, was approximately $34.7 million and $449.5 million, respectively, based on the last trading prices as of September 30, 2011. The fair value of the 2014 Notes as of December 31, 2010, based on the average trading prices of similar instruments near year end, was approximately $98.0 million.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $65.4 million and $30.9 million as of September 30, 2011 and December 31, 2010, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Furniture and office equipment	$5,939	$4,591
Laboratory and manufacturing equipment	32,845	15,653
Computer equipment and software	57,003	44,490
Leasehold improvements	182,136	118,102
Buildings	30,330	18,053
Construction in progress	9,384	93,033

	$317,637	$293,922
Less accumulated depreciation and amortization	(72,140)	(47,033)

	$245,497	$246,889

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

The New Jersey lease requires us to provide the landlord with a letter of credit. We have provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of September 30, 2011 and December 31, 2010 on our consolidated balance sheets.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. The security deposit was reduced to $0.3 million in March 2011. The deposit is recorded as a long-term investment as of September 30, 2011 and December 31, 2010 on our consolidated balance sheets.

In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing building space totaling approximately 184,000 rentable square feet in Orange County, California (the “Orange County Facility”) for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, with two renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.

In July 2009, we entered into a lease with Majestic Realty Co. for building space totaling approximately 160,000 square feet in Atlanta, Georgia (the “Atlanta Facility”) for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.

The Orange County Facility lease required us to provide the landlord with a letter of credit as a security deposit. The Orange County Facility letter of credit was $2.2 million as of September 30, 2011 and December 31, 2010, and is secured by a deposit. This deposit was recorded as a long-term investment on our consolidated balance sheets.

The facility leases have provisions requiring that we restore the buildings to their original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration for these obligations. The following table is a roll forward of our asset retirement obligations:

Description (in thousands)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Beginning balance, January 1	$6,610	$1,322
Additions	—	5,157
Accretion	302	131

Ending balance	$6,912	$6,610

In December 2010, we entered into an industrial development revenue bond transaction related to our Atlanta Facility. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $63.3 million as of December 31, 2010, to a local governmental authority in the U.S. to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in our consolidated balance sheets as all risks and benefits remain with us.

As of September 30, 2011, construction in progress of $9.4 million included $5.7 million related to improvements for the newly leased office space, $0.6 million related to lab improvements and $3.1 million in software and other. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE, on June 29, 2011 the FDA approved our Orange County Facility for the commercial manufacture of PROVENGE and on August 26, 2011 the FDA approved our Atlanta Facility for the commercial manufacture of PROVENGE.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three months ended September 30, 2011 and 2010 was $9.9 million and $3.8 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $26.1 million and $9.0 million, respectively.

7. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Deferred rent	$2,765	$1,187
Accrued property and equipment	2,522	4,454
Inventory receipts	2,166	3,022
Accrued consulting and other services	4,949	7,591
Accrued interest	4,252	105
Other accrued liabilities	8,357	3,483

	$25,011	$19,842

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

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

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

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of common shares were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. As of September 30, 2011, the net carrying amount of the liability component, which is recorded as a current liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows (in thousands):

September 30, 2011
Carrying amount of the equity component	$132,876
Carrying amount of the liability component	502,638
Unamortized discount of the liability component	117,362

We incurred debt issuance costs of approximately $12.9 million related to our 2016 Notes. In accordance with ASC 470-20, we allocated approximately $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The remaining $2.8 million of debt issuance costs was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital.

Amortization of the debt discount and debt issuance costs for the three and nine months ended September 30, 2011 resulted in non-cash interest expense of $6.0 million and $16.8 million, respectively. In addition, interest expense of $4.5 million and $12.3 million for the three and nine months ended September 30, 2011, respectively, was recognized based on the 2.875% stated coupon rate. The fair value of the 2016 Notes as of September 30, 2011, based on the last trading price as of September 30, 2011, was approximately $449.5 million.

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

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of common shares were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

As of September 30, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.1 million and $2.2 million during the nine months ended September 30, 2011 and 2010, respectively. The fair value of the 2014 Notes as of September 30, 2011 was approximately $34.7 million based on the last trading price as of September 30, 2011. The fair value of the 2014 Notes at December 31, 2010, based on the average trading prices of similar instruments near year-end, was approximately $98.0 million.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

9. STOCK-BASED COMPENSATION

As of September 30, 2011 and December 31, 2010, we had equity-based employee incentive plans, which are described more fully in Note 11 in the 2010 Form 10-K, and in the Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Stock-based compensation expense was as follows:

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cost of revenue	$3.8	$0.9
Research and development	5.7	6.5
Selling, general and administrative	33.6	18.5
Restructuring	5.0	—

	$48.1	$25.9

For the nine months ended September 30, 2011 and 2010, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for awards granted during the period:

	Employee Stock Options For the three months ended September 30,		Employee Stock Purchase Plan For the three months ended September 30,
	2011	2010	2011	2010
Weighted average estimated fair value	$7.82	$20.70	$14.40	$17.37

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	81%	75%	44%	67%
Risk-free interest rate (C)	0.96%	0.96%	0.01%	0.19%
Expected term (D)	5.0 years	4.5 years	0.9 years	0.5 years

	Employee Stock Options For the nine months ended September 30,		Employee Stock Purchase Plan For the nine months ended September 30,
	2011	2010	2011	2010
Weighted average estimated fair value	$19.72	$22.10	$12.40	$17.36

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	77%	79%	45%	100%
Risk-free interest rate (C)	1.99%	1.60%	0.04%	0.27%
Expected term (D)	5.0 years	4.5 years	1.1 years	0.6 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(B)	The expected stock price volatility for the three and nine months ended September 30, 2011 is based on the weighted average of the historical volatility of our stock. The expected stock price volatility for the three and nine months ended September 30, 2010 is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.
(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(D)	The expected term of the options for the three and nine months ended September 30, 2011 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies. The expected term of the options for the three and nine months ended September 30, 2010 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the nine months ended September 30, 2011:

	Shares Under Option	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,672,972	$23.78
Granted	725,419	31.64
Exercised	(436,440)	13.56
Forfeited and expired	(175,323)	35.18

Outstanding at September 30, 2011	2,786,628	26.71	7.48	$1,912,355

Options exercisable at September 30, 2011	1,154,450	19.75	5.42	$1,759,840

As of September 30, 2011 we had approximately $15.1 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.4 years.

Restricted Stock Awards

We also grant restricted stock awards that generally vest and are expensed over a four-year period. In 2010 and 2011 we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest. For the nine months ended September 30, 2011, we recognized $1.6 million of compensation expense related to these awards.

The following table summarizes our restricted stock award activity during the nine months ended September 30, 2011 and 2010:

	2011		2010
	Stock Awards	Weighted- Average Grant Date Fair Value	Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 1	2,214,260	$23.85	2,360,138	$7.71
Granted	1,257,660	30.64	1,105,994	33.82
Vested	(922,177)	22.21	(1,248,946)	6.95
Forfeited and expired	(258,060)	26.16	(100,480)	15.83

Outstanding at September 30	2,291,683	26.14	2,116,706	21.41

As of September 30, 2011 we had approximately $29.1 million in total unrecognized compensation expense related to our restricted stock awards that we expect to recognize over a weighted-average period of approximately 1.5 years.

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

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of September 30, 2011, we have paid $53.4 million toward the orders and have a remaining obligation of approximately $24.2 million. We received the final shipments on the first order and delivery on the second order commenced in the second quarter 2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of September 30, 2011, we have paid $9.9 million related to these orders.

The majority of our operating lease payments relate to our three existing leases and two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with an initial letter of credit of $2.7 million as a security deposit, which is recorded as a long-term investment as of September 30, 2011.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of September 30, 2011.

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

In August and September 2011, three lawsuits were filed in the U.S. District Court for the Western District of Washington against the Company, its chief executive officer, its chief financial officer and its former chief operating officer. The complaints, captioned Amit Frias v. Dendreon Corporation, et al., Case No. 2:11-cv-01291; David Ems v. Dendreon Corporation, et al., Case No. 2:11-cv-01294; and Michael F. Wendt v. Dendreon Corporation, et al., Case No. 2:11-cv-01568, each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purported classes of purchasers of the Company’s stock. The Frias and Ems actions both allege a plaintiff class of persons who purchased the Company’s stock between January 7, 2011 and August 3, 2011; the class period alleged in the Wendt action runs from April 29, 2010 through August 3, 2011. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The securities litigation suits filed are at a very early procedural stage; the Company anticipates that as a next step the court will formally appoint a lead plaintiff and consolidate the three actions. We cannot predict the outcome of these lawsuits; however, the Company intends to defend the claims vigorously. An unfavorable outcome in this case could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Related to the securities lawsuits, the Company also is the subject of a number of shareholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities lawsuits. Three of these derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and are captioned William D. Wagner v. Mitchell H. Gold, et al., Case No. 2:11-cv-01345; Paula Nicholas v. Mitchell H. Gold, et al., Case No. 2:11-cv-01346; and Jared Ross v. Mitchell H. Gold, et al., Case No. 2:11-cv-01476. Two others have been filed in the Superior Court of Washington for King County and are captioned James M. McCallion v. Mitchell H. Gold, et al., Case No. 11-2-29626-1 SEA; and David Wallace v. Mitchell H. Gold, et al., Case No. 11-2-35979-4 SEA. The complaints all name as defendants the three individuals who are defendants in the securities lawsuits together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company by failing successfully to launch PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. A motion to consolidate the three cases in the federal district court and to formally relate the cases to the securities lawsuits is pending. Like the securities lawsuits, the shareholder derivative lawsuits are at a very early procedural stage, and the Company cannot predict the outcome of the litigation. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company.

11. COMPREHENSIVE LOSS

Comprehensive loss includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	($147,111)	($79,301)	($375,903)	($347,647)
Net unrealized gain (loss) on securities	(222)	90	(140)	120

Comprehensive loss	($147,333)	($79,211)	($376,043)	($347,527)

12. RESTRUCTURING AND CONTRACT TERMINATION

Restructuring

On August 3, 2011, we announced plans to reduce expenses, including a workforce reduction, to align with our near-term manufacturing requirements, as a result of a decrease in anticipated revenue growth in 2011. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

As a result of this workforce reduction, we recorded a charge of $19.4 million related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. This amount is included in “Restructuring and contract termination” in the statements of operations for the three and nine months ended September 30, 2011.

Contract Termination

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of the Development and Supply Agreement (the “Agreement”) effective on October 31, 2011. The Agreement was entered into for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We terminated the Agreement due to unforeseen delays and implementation difficulties experienced by GSK in achieving the commercial purpose of the Agreement. Assets included in our prepaid expense and other current assets balance related to the Agreement with GSK were deemed unusable and, as such, we incurred an expense of $14.8 million in the period, included in “Restructuring and contract termination” in the statements of operations for the three and nine months ended September 30, 2011. As the manufacturing phase had not yet commenced, and as no production runs or product batches had been initiated as of September 1, 2011, all previously issued product orders were cancelled.

The following table summarizes the restructuring and contract termination charges and utilization for the three months ended September 30, 2011:

Description (in thousands)	Charges for Three Months Ended September 30, 2011	Vacation Liability Transfer to Restructuring Liability	Cash Payments	Stock Vesting and Other Non-Cash Settlement	Restructuring and Contract Termination Liability as of September 30, 2011
Severance and other termination benefits	$14,393	$546	($4,001)	$—	$10,938
Stock based compensation expense	5,022	—	—	(5,015)	7
Contract termination costs	4,237	—	—	—	4,237
Asset impairment	14,830	—	—	(14,830)	—

Total	$38,482	$546	($4,001)	($19,845)	$15,182

The restructuring and contract termination liability is separately recorded as a current liability on the balance sheet as of September 30, 2011, as we expect to pay the amounts owed within the next six months. We expect to incur an additional $0.7 million in restructuring charges in the fourth quarter of 2011 related to severance and other termination benefits for employees with retention periods.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in Item 1A under “Risk Factors”. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred significant losses since our inception. As of September 30, 2011, our accumulated deficit was $1.60 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. Our available cash will be used to continue to expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals, potential investment in commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Revenue generated from sales of PROVENGE since approval is $184.5 million, including $136.5 million in sales during the nine months ended September 30, 2011. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”). On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE, on June 29, 2011 the FDA approved our new facility in Orange County, California (the “Orange County Facility”) for the commercial manufacture of PROVENGE and on August 26, 2011 the FDA approved our new facility in Atlanta, Georgia (the “Atlanta Facility”) for the commercial manufacture of PROVENGE. These approvals have significantly increased our manufacturing capacity. In addition, we expect to establish relationships with an additional 450 infusion sites during 2011 and support approximately 500 infusion sites by year end.

On June 30, 2011, the CMS issued a final National Coverage Determination (“NCD”) for PROVENGE, completing the analysis commenced one year prior and requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD will standardize coverage processes across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local Medicare Administrative Contractors (“MACs”) specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims and is expected to accelerate time to payment for physicians.

On August 3, 2011, we announced plans to reduce expenses, including workforce reductions, to align with our near-term manufacturing requirements, as a result of a decrease in anticipated revenue growth in 2011. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011. In addition, on September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of our Development and Supply Agreement (the “Agreement”) originally entered into as a potential second source for the commercial production and supply of the antigen used in the manufacture of PROVENGE effective October 31, 2011.

As part of the workforce reduction and contract termination, we recorded a charge of $38.5 million for the three months ended September 30, 2011 related to severance, other termination benefits and outplacement services, non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees, contract termination costs and other associated costs.

Following a number of pre-submission meetings with European Union (“E.U.”) national agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. We plan to use the clinical data described in our U.S. Biologics License Application to file our marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) in early 2012. To accelerate the regulatory timeline, initially PROVENGE will be manufactured through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in the first half of 2013.

As of September 30, 2011, we had approximately 1,570 employees, approximately 885 of whom were employed in our manufacturing operations and approximately 160 of whom were employed in sales, marketing, and government affairs.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer following surgical resection, and we enrolled our first patient in this trial in September 2011. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal cancer, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We commenced our Phase 1 clinical trial to evaluate TRPM8 in 2009 and have completed enrollment.

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

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed a drop shipment agreement with a credit worthy third party wholesaler (the “Wholesaler”) to sell PROVENGE, the Wholesaler assumes all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Under the terms of our agreement with the Wholesaler, we specify our return policy to include product that has expired or is defective prior to delivery, product that expires prior to infusion, product that arrives with noticeable defects and product that cannot be infused because it does not otherwise meet specified requirements. We also specify product that is not returnable to include product damaged following delivery, product outside of the original packaging transferred from one site of care to another and product which has been tampered.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”), which provides for a rebate on sales to eligible Medicaid patients, Public Health Service (“PHS”), which provides for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, which provides for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product through the Wholesaler at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary. We recorded estimated rebates of approximately $0.1 million for the three and nine months ended September 30, 2011.

Chargebacks occur when a contracted healthcare provider purchases our product through the Wholesaler at fixed contract prices that are lower than the price we charge the Wholesaler. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. For the three and nine months ended September 30, 2011, we recorded estimated chargebacks of approximately $4.3 million and $8.9 million. The following table is a roll forward of our accrued chargebacks for the nine months ended September 30, 2011:

(in thousands)	Accrued Chargebacks
Balance at December 31, 2010	$—
Current provision related to sales made in current period	8,748
Current provision related to sales made in prior periods	136
Payments/credits	(2,865)

Balance at September 30, 2011	$6,019

During the third quarter of 2011, we identified misstatements in our consolidated financial statements for the year ended December 31, 2010, for the three months ended March 31, 2011 and for the three months ended June 30, 2011 resulting in the overstatement of revenue and trade accounts receivable by $136,000, $1.0 million and $1.4 million, respectively, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of these overstatements and concluded that while the accumulation of these misstatements was significant to the three months ended September 30, 2011, their correction would not be material to any individual periods, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the errors from a qualitative and quantitative perspective.

Based on such evaluation, we corrected the misstatement of $136,000 for the year ended December 31, 2010 in the financial results for the three and nine months ended September 30, 2011. However, we concluded that the misstatements of $1.0 million and $1.4 million for the three months ended March 31, 2011 and the three months ended June 30, 2011, respectively, were considered material to our financial results for the three months ended September 30, 2011. Accordingly, we recorded these adjustments in the nine months ended September 30, 2011 to reduce both revenue and trade accounts receivable by $2.4 million. As provided by SAB 108, correction of the misstatements for the quarters ended March 31, 2011 and June 30, 2011 will not require amendment of the respective previously filed quarterly reports on Form 10-Q. We will correct the three months ended March 31, 2011 and June 30, 2011 financial results the next time we file our prior period financial statements, which will be no later than the filing of our annual report on Form 10-K for the period ended December 31, 2011.

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We receive royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. Royalty revenue and royalty receivables are recorded in the period earned, in advance of collection. Our estimate of royalty revenue and receivables is based upon historical information and estimated sales, where available.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials as of September 30, 2011 and December 31, 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and can be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of September 30, 2011, approximately $10.4 million of our reduced-cost inventory remained on hand. We estimate the remaining balance of reduced-cost inventory will be used in research and commercial operations by 2012. As a result, cost of revenue reflects, and will continue to reflect in the near term, a lower average per unit cost of raw materials.

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

We also grant restricted stock awards that generally vest and are expensed over a four-year period. In 2010 and 2011, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest.

Recent Accounting Pronouncements

No accounting pronouncements were released during the third quarter of 2011 that would impact our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Product revenue	$61,409	$20,181	$136,549	$22,971
Royalty revenue	2,858	—	2,858	—
Collaborative revenue	20	38	61	79

Total revenue	$64,287	$20,219	$139,468	$23,050

Commercial sales of PROVENGE began in May 2010, and resulted in product revenue of $61.4 million and $136.5 million for the three and nine months ended September 30, 2011, respectively, and $20.2 million and $23.0 million for the three and nine months ended September 30, 2010, respectively. Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs.

Our revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates of approximately $0.1 million for the three and nine months ended September 30, 2011. No rebates were recorded for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, we recorded estimated chargebacks of approximately $4.3 million and $8.9 million. No chargebacks were recorded for the nine months ended September 30, 2010.

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We receive royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. We recorded royalty revenue of $2.9 million for the three and nine months ended September 30, 2011, related to second quarter and estimated third quarter sales of this product. Collaborative revenue for the three and nine months ended September 30, 2011 and 2010 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Revenue

Cost of revenue was $55.0 million and $102.1 million for the three and nine months ended September 30, 2011, respectively, and $12.4 million and $15.1 million for the three and nine months ended September 30, 2010, respectively. The increase in cost of revenue in 2011 is due to increased sales of PROVENGE and increased manufacturing capacity. The cost of revenue includes the costs of manufacturing and distributing PROVENGE. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all manufacturing costs at these facilities are included in cost of revenue. The costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts focused on product cost reduction are successful. As we expand our product distribution, we anticipate cost of revenue as a percentage of product revenue will decline in future years.

We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the three months ended March 31, 2011, as well as at our Orange County Facility for the first half of 2011 and our Atlanta Facility into the third quarter of 2011. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and can be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of September 30, 2011, approximately $10.4 million of our reduced-cost inventory remained on hand. We estimate the remaining balance of reduced-cost inventory will be used in research and commercial operations by 2012. As a result, cost of revenue reflects, and will continue to reflect in the near term, a lower average per unit cost of raw materials.

Research and Development Expenses

Research and development expenses were $20.4 million and $56.6 million for the three and nine months ended September 30, 2011, respectively, compared to $13.5 million and $63.7 million for the three and nine months ended September 30, 2010, respectively. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, discovery research or contract manufacturing expenses. Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)		(In millions)
Clinical programs:
Direct costs	$3.7	$3.7	$10.3	$7.8
Indirect costs	7.6	7.2	19.3	44.0

Total clinical programs	11.3	10.9	29.6	51.8
Contract manufacturing expenses	5.6	0.8	17.6	6.0
Discovery research	3.5	1.8	9.4	5.9

Total research and development expense	$20.4	$13.5	$56.6	$63.7

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services such as data management and statistical analysis support, and materials and supplies used in support of clinical programs. Indirect costs of our clinical programs include wages, payroll taxes and other employee-related expenses, including stock-based compensation, rent, utilities and other facilities-related maintenance costs. Costs attributable to contract manufacturing expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our discovery research programs represent our efforts to develop and expand our product pipeline. The costs in each category may change in the future and new categories may be added.

Our current product candidates and potential targets for the focus of new product candidates in research and development include:

•

DN24-02, our investigational active cellular immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an IND application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011. Targeted enrollment is approximately 180 patients at clinical sites throughout the U.S.

•	CA-9 and CEA, antigen targets for the study of potential active cellular immunotherapies, currently both in preclinical development.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We are developing an orally-available, small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. In 2009, we commenced our Phase 1 clinical trial to evaluate TRPM8 and have completed enrollment.

For the nine months ended September 30, 2011 and 2010, research and development costs associated with DN24-02 were approximately $2.3 million and $0.9 million, respectively, and research and development costs associated with TRPM8 were approximately $0.4 million and $1.2 million, respectively. For the nine months ended September 30, 2011, research and development costs associated with CA-9 were $1.7 million. Research and development costs associated with CA-9 for the nine months ended September 30, 2010 and CEA for each period presented were immaterial.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the U.S. For the nine months ended September 30, 2011 and 2010, research and development costs associated with

PROVENGE in the U.S. were approximately $36.3 million and $61.0 million, respectively. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the E.U. For the nine months ended September 30, 2011, research and development costs associated with PROVENGE in the E.U. were approximately $15.9 million.

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly-changing industry environment. To obtain approval of a product candidate from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the U.S. are costly in time and effort, and may require significant capital investment.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in non-U.S. markets. For example, the FDA or the equivalent in jurisdictions outside the U.S. may determine our data is not sufficiently compelling to warrant marketing approval and may require that we engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $84.9 million and $285.3 million for the three and nine months ended September 30, 2011, respectively, compared to $74.1 million and $150.1 million for the three and nine months ended September 30, 2010, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses include the expenses associated with the portion of our New Jersey Facility which was not commercially operational during the first quarter of 2011, our Orange County Facility for the first half of 2011 and our Atlanta Facility into the third quarter of 2011, and related costs of personnel in training. The significant increase in selling, general and administrative expenses for the three and nine months ended September 30, 2011 compared to 2010 was primarily attributable to higher payroll costs from increased headcount and commercial product launch activities, including non-operational manufacturing capacity.

Each of our facilities requires approval by the FDA prior to the manufacture of PROVENGE (for clinical or commercial manufacture), and accordingly are not operational until such approval. We incurred pre-operational costs associated with the portion of our New Jersey Facility which was not commercially operational during the first quarter of 2011, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011. These costs include facilities-related expenditures prior to FDA approval, administrative costs associated with training personnel and training a workforce to operate the facility upon FDA approval, as well as the cost of outside consultants and other administrative expenses. In addition, we have incurred start-up costs related to the transfer of technology and training at the facilities. Pre-operational costs incurred at the facilities and related to start-up activities for the three and nine months ended September 30, 2011 were approximately $14.8 million and $87.0 million, respectively. Similar costs are classified as cost of revenue when the related commercial operations commence.

Restructuring and Contract Termination Expenses

Restructuring

On August 3, 2011, we announced plans to reduce expenses, including a workforce reduction, to align with our near-term manufacturing requirements, as a result of a decrease in anticipated revenue growth in 2011. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

As a result of this workforce reduction, we recorded a charge of $19.4 million related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. The amount is included in “Restructuring and contract termination” in the statements of operations for the three and nine months ended September 30, 2011.

We expect to incur an additional $0.7 million in restructuring charges in the fourth quarter of 2011 related to severance and other termination benefits for employees with retention periods. We expect to pay the amounts owed within the next six months.

Contract Termination

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of the Development and Supply Agreement (the “Agreement”) effective on October 31, 2011. The Agreement was entered into for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We terminated the Agreement due to unforeseen delays and implementation difficulties experienced by GSK in achieving the commercial purpose of the Agreement. Assets included in our prepaid expense and other current assets balance related to the Agreement with GSK were deemed unusable and, as such, we incurred an expense of $14.8 million in the period, included in “Restructuring and contract termination” in the statements of operations for the three and nine months ended September 30, 2011. As the manufacturing phase had not yet commenced, and as no production runs or product batches had been initiated as of September 1, 2011, all previously issued product orders were cancelled.

As a result of the workforce reduction and contract termination, we recorded a charge of $38.5 million for the three months ended September 30, 2011 related to severance, other termination benefits, outplacement services, non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees, contract termination costs and other associated costs. The amount is included as “Restructuring and contract termination” in the statements of operations for the three and nine months ended September 30, 2011.

Interest Income

Interest income was $0.3 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2010, respectively. The increase in interest income for the nine months ended September 30, 2011 was primarily due to increased holdings of cash and investments as a result of the net proceeds of $607.1 million realized from the offering of our 2016 Notes in January and February 2011.

Interest Expense

Interest expense increased to $12.9 million and $34.0 million for the three and nine months ended September 30, 2011, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2010, respectively. The increase in interest expense was due to the issuance of our 2016 Notes in the first quarter of 2011, which resulted in non-cash interest expense related to amortization of the debt discount and debt issuance costs of $6.0 million and $16.8 million for the three and nine months ended September 30, 2011, respectively. In addition, we incurred interest expense of $4.5 million and $12.3 million for the three and nine months ended September 30, 2011, respectively, based on the 2.875% stated coupon rate of our 2016 Notes. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for our 2016 Notes.

Interest expense, including the amortization of debt issuance costs, was also recognized for the three and nine months ended September 30, 2011 and 2010 related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”).

We capitalized interest expense of $0.2 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2010, respectively.

Warrant Liability

Non-operating loss associated with the increase in our warrant liability for the nine months ended September 30, 2010 was $142.6 million. The fair value was calculated using the BSM model and was revalued at each reporting period and finally at the date of exercise. The warrant agreement was amended, and the warrants were immediately exercised in May 2010 and therefore the fair value of the warrants will have no future impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of September 30, 2011, we had approximately $567.8 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income and, most recently, the commercial sale of PROVENGE.

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $301.0 million and $166.6 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2011, as compared to 2010, resulted from continuing expenses associated with the commercial launch of PROVENGE, including working capital needs to support increased inventory and increased selling, general and administrative expense, primarily as a result of an increase in personnel.

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $66.5 million and $143.4 million, respectively. Expenditures related to investing activities for the nine months ended September 30, 2011 consisted primarily of purchases of investments of $248.5 million and purchases of property and equipment, primarily facilities-related expenditures, of $17.9 million, offset by maturities and sales of investments of $199.8 million. The decrease in net cash used in investing activities in 2011, as compared to 2010, is primarily related to a decrease in facility expenditures from the prior year.

Net cash provided by financing activities was $608.1 million and $79.1 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities in 2011 was due to the offering of our 2016 Notes, from which we realized net proceeds of approximately $607.1 million. Cash provided by financing activities in 2010 was due to the exercise of the warrants in exchange for 8 million shares of common stock, resulting in aggregate cash proceeds of $71.4 million.

We believe that our current cash on hand as of September 30, 2011, together with revenue generated from commercial sales of PROVENGE and the reduced levels of spending following the restructuring during the third quarter, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, including our manufacturing capabilities, continue our clinical trials, apply for regulatory approvals and potentially invest in commercial infrastructure outside the U.S. and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the U.S. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential long-term needs including:

•	the development of marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the U.S.,

•	continuing and expanding our internal research and development programs,

•

engaging in clinical trials outside of the U.S., potential commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the U.S., and

•	working capital needs.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with an initial letter of credit of $2.7 million as a security deposit, which is recorded as a long-term investment as of September 30, 2011.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of September 30, 2011.

Currently we lease approximately 71,000 square feet under an operating lease with Alexandria Real Estate Equities, Inc. (Econet, Inc.) through December 31, 2011. In addition, we lease 35,500 square feet with Selig Holdings Company, LLC under a lease which also expires in December 2011. We are in the process of exiting these two facilities during 2011, pending the move of our research and development activities to our new space subleased from Zymogenetics, Inc.

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

The New Jersey Facility lease requires us to provide the landlord with a letter of credit. We have provided Wells Fargo, the bank that issued the letter of credit on our behalf, a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of September 30, 2011 and December 31, 2010 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. In March 2011, this security deposit was reduced to $0.3 million.

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

The Orange County Facility and Atlanta Facility leases required us to provide the landlords with letters of credit in the total amount of $2.4 million as security deposits. The Orange County Facility letter of credit was $2.2 million as of September 30, 2011 and December 31, 2010, and was secured by a deposit. The Atlanta Facility deposit of $0.2 million securing the letter of credit was returned to us in May 2010. Deposits securing letters of credit are recorded as long-term investments on our consolidated balance sheets.

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

We currently have a commitment with Diosynth to purchase antigen through 2011 for a total of $77.6 million related to two orders. As of September 30, 2011, we have paid $53.4 million toward the orders and have a remaining obligation of approximately $24.2 million. We received the final shipments on the first order and delivery on the second order commenced in the second quarter 2011. In addition, in 2010 we entered into commitments with Diosynth to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. As of September 30, 2011, we have paid $9.9 million related to these orders.

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

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

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

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of common shares were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount with a corresponding increase to additional paid-in capital, the equity component, for the 2016 Notes. At September 30, 2011, the net carrying amount of the liability component, which is recorded as a current liability in the consolidated balance sheet, was $502.6 million, and the remaining unamortized debt discount was $117.4 million. Amortization of the debt discount and debt issuance costs for the three and nine months ended September 30, 2011 resulted in non-cash interest expense of $6.0 million and $16.8 million, respectively. In addition, interest expense for the three and nine months ended September 30, 2011, based on the 2.875% stated coupon rate of our 2016 Notes, was $4.5 million and $12.3 million, respectively.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1st and December 1st. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.1 million and $2.2 million during the nine months ended September 30, 2011 and 2010, respectively.

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

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distributed property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of common shares were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged $24.9 million principal face amount of the 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. As of September 30, 2011 and December 31, 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million.

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

As of September 30, 2011 and December 31, 2010, we had short-term investments of $149.3 million and $121.8 million, respectively, and long-term investments of $44.8 million and $22.5 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at September 30, 2011, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.9 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statements of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August and September 2011, three lawsuits were filed in the U.S. District Court for the Western District of Washington against the Company, its chief executive officer, its chief financial officer and its former chief operating officer. The complaints, captioned Amit Frias v. Dendreon Corporation, et al., Case No. 2:11-cv-01291; David Ems v. Dendreon Corporation, et al., Case No. 2:11-cv-01294; and Michael F. Wendt v. Dendreon Corporation, et al., Case No. 2:11-cv-01568, each allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of purported classes of purchasers of the Company’s stock. The Frias and Ems actions both allege a plaintiff class of persons who purchased the Company’s stock between January 7, 2011 and August 3, 2011; the class period alleged in the Wendt action runs from April 29, 2010 through August 3, 2011. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The securities litigation suits filed are at a very early procedural stage; the Company anticipates that as a next step the court will formally appoint a lead plaintiff and consolidate the three actions. We cannot predict the outcome of these lawsuits; however, the Company intends to defend the claims vigorously. An unfavorable outcome in this case could have a material adverse impact on our consolidated results of operations, liquidity, and financial position.

Related to the securities lawsuits, the Company also is the subject of a number of shareholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities lawsuits. Three of these derivative lawsuits were filed in the U.S. District Court for the Western District of Washington and are captioned William D. Wagner v. Mitchell H. Gold, et al., Case No. 2:11-cv-01345; Paula Nicholas v. Mitchell H. Gold, et al., Case No. 2:11-cv-01346; and Jared Ross v. Mitchell H. Gold, et al., Case No. 2:11-cv-01476. Two others have been filed in the Superior Court of Washington for King County and are captioned James M. McCallion v. Mitchell H. Gold, et al., Case No. 11-2-29626-1 SEA; and David Wallace v. Mitchell H. Gold, et al., Case No. 11-2-35979-4 SEA. The complaints all name as defendants the three individuals who are defendants in the securities lawsuits together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company by failing successfully to launch PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. A motion to consolidate the three cases in the federal district court and to formally relate the cases to the securities lawsuits is pending. Like the securities lawsuits, the shareholder derivative lawsuits are at a very early procedural stage, and the Company cannot predict the outcome of the litigation. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company.

The Company received notice on November 2, 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. (See Note 12.) The Company does not believe the lawsuit has merit and intends to defend its position vigorously.

ITEM 1A. RISK FACTORS

The risks described below are not the only ones relating to our company. The risk factors provided below are in addition to those previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and should be read in conjunction therewith. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

Forecasting sales of PROVENGE may continue to be difficult due to uncertainty around the rate of adoption. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Our forecasting model for 2011 revenue for PROVENGE did not adequately take into account factors that have led to slower than anticipated physician adoption of PROVENGE. These factors include cautionary prescribing behavior due to lack of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost density of the product due to the short treatment duration, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these factors individually or in the aggregate will continue to impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty and actual results of operations may deviate materially from projected results. This may lead to inefficiency in expenditures and increased difficulty in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that may be unavoidable. Shortfall in our revenue has a direct impact on our cash flow and on our business generally, as announced on our 2011 second quarter earnings call on August 3rd. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely affect the market price of our common stock in a manner that we are unable to control.

Delays to our expansion outside of the United States may result in increased competitive challenges.

In September 2011, we announced that, in conjunction with a company restructuring to reduce operating costs in the near term due to a lack of forecasted sales growth in line with our original projections, we were revising our commercialization strategy for PROVENGE outside of the United States. The announced changes included seeking a longer term contract manufacturing partnership for production of PROVENGE in Europe, rather than building our own immunotherapy manufacturing facility, as well as revisiting our European clinical trial plan. While we believe the revisions to our commercialization strategy outside of the United States will have long term benefits for the company from our near term cash conservation and extended business planning strategy for the EU, delays to the commercialization of PROVENGE in the European Union and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

Our reduction in force and other cost reduction efforts may negatively impact employee morale and make it more difficult to retain our current personnel and to hire new personnel.

In September 2011 we reduced our workforce by approximately 500 employees and announced corresponding cost reductions across the company. This workforce reduction and the cost reduction efforts may negatively impact the morale of our remaining employees, which may adversely affect our ability to retain or attract qualified employees to fill necessary positions. If we are unable to retain the personnel we currently employ, or if we are unable to quickly replace necessary departing employees with new, qualified employees, our operations may suffer.

We are currently subject to certain pending litigation and may be subject to similar claims in the future.

Securities class actions have been filed in the United States District Court for the Western District of Washington against the Company and certain of our current and former executive officers. Plaintiffs, who are purchasers of the Company’s stock, purport to state claims for violations of securities laws during 2010 and 2011. Plaintiffs purport to represent large groups of persons and institutions who bought the Company’s stock during the same period. It is possible that additional suits will be filed with respect to these same matters. In addition, shareholder derivative actions have been filed in both the Western District of Washington and King County Superior Court. These are actions brought by current shareholders, purportedly on behalf of the Company. The Company is not a defendant in these actions as the defendants are the members of the Company’s board of directors and certain executive officers. Nevertheless, the Company is at risk of incurring significant costs in connection with these derivative actions. We cannot predict the outcome of any of these suits or proceedings. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities are significant. We are not currently able to estimate the cost to us from these matters, and we cannot be certain how long it may take to resolve these matters. Nor can we predict the outcome of the matters or the amounts that the Company may need to pay to settle them or satisfy an adverse judgment. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	DEFINITIONS LINKBASE DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2011

DENDREON CORPORATION

By:	/s/ Mitchell H. Gold, M.D.
Mitchell H. Gold, M.D.
President and Chief Executive Officer

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INSTANCE DOCUMENT

101	SCHEMA DOCUMENT

101	DEFINITIONS LINKBASE DOCUMENT

101	CALCULATION LINKBASE DOCUMENT

101	LABELS LINKBASE DOCUMENT

101	PRESENTATION LINKBASE DOCUMENT