Form 10-K
period 2011-12-31
DENDREON CORP
filed 2012-02-29
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 2ND AVENUE, SUITE 3200 SEATTLE, WASHINGTON	98101 (Zip Code)
(Address of principal executive offices)

(206) 256-4545

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2011, as reported by the NASDAQ Stock Market, was $5,802,316,645.

As of February 23, 2012, the registrant had outstanding 153,806,529 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2012 with the Securities and Exchange Commission in connection with the registrant’s 2012 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Dendreon Corporation (referred to as “Dendreon”, “the Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers. PROVENGE® (sipuleucel-T), is our first commercialized product licensed by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE. Other potential product candidates we have under development or are evaluating include investigational cellular immunotherapies targeted towards HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors, carbonic anhydrase 9 (“CA9”), an antigen highly expressed in renal cell carcinoma; and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers. In addition, we are investigating an orally-available small molecule treatment targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients.

Cancer Immunotherapy

Cancer is characterized by abnormal cells that grow and proliferate, forming masses called tumors. Under the right circumstances, these proliferating cells can metastasize, or spread, throughout the body and produce deposits of tumor cells called metastases. As the tumors grow, they may cause tissue and organ failure and, ultimately, death. Therapies such as surgery, radiation, hormone treatments and chemotherapy may not have the desired therapeutic effect and can result in significant detrimental side effects. Active cellular immunotherapies are designed to stimulate the immune system, the body’s natural mechanism for fighting disease, to mount a specific response to tumor cells; this approach may overcome some of the limitations of current standard-of-care cancer therapies.

The Immune System

The immune system is composed of a variety of specialized cells. These cells recognize specific chemical structures called antigens. Foreign antigens trigger an immune response that typically results in resistance to disease-causing agents from the body. The immune system recognizes and generates a strong response to hundreds of thousands of different foreign antigens. Tumors, however, originate from the body’s own cells and largely display antigens that are also found on normal cells. The immune system may not be able to distinguish between tumors and normal cells and, thus, may be unable to mount a strong anti-cancer response. Moreover, tumors often acquire adaptations by which they suppress effective immune activation. We believe one key to directing the immune system to fight cancers is to modify, or engineer, tumor antigens so that they can be recognized by the immune system and to engineer a context in which these antigens can trigger a response.

An immune response is triggered by a specialized class of immune system cells called antigen-presenting cells. Antigen-presenting cells take up antigen from their surroundings and process the antigen into fragments that are then displayed on the surface of the antigen-presenting cell. Once displayed, these antigens can be recognized by classes of immune cells called lymphocytes. One category of lymphocytes, cytotoxic T lymphocytes (“T cells”), combats disease by killing antigen-bearing cells directly; another class of T lymphocytes, helper T cells, coordinates the activities of cells that directly target diseased tissue. Through this process, T cells may eliminate cancers and virally infected tissue. T cell immunity is also known as cell-mediated immunity and is commonly thought to be a key defense against tumors and cells chronically infected by viruses. A second category of lymphocytes, B lymphocytes (“B cells”), produce specific antibodies when activated. Each antibody binds to and attacks one particular type of antigen expressed on a cell.

Our Active Immunotherapy Approach

We combine our expertise in identifying and engineering antigens and processing antigen-presenting cells to produce active and autologous cellular immunotherapy products, which are designed to stimulate a tumor-directed immune response. We believe that our proprietary technology is applicable to many antigens of interest and, therefore, may be developed to target a variety of solid tumor and blood-borne malignancies.

Our approach to active immunotherapy is to:

•	identify or in-license antigens that are expressed on cancer cells and are suitable targets for cancer therapy;

•	create proprietary, genetically engineered antigens that will be optimally processed by antigen-presenting cells; and

•	collect antigen-presenting cells using proprietary methods and combine these antigen-presenting cells with the engineered antigens ex vivo.

Antigen Identification.    Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens whose expression is largely confined to a specific tissue or diseased tissue as candidates for antigen engineering. PROVENGE is designed to target the prostate cancer antigen prostatic acid phosphatase (“PAP”), an antigen that is expressed in more than 90% of all prostate cancers. The antigen target for DN24-02, our active cellular immunotherapy candidate in development for the treatment of bladder, breast, ovarian and other solid tumors, is HER2/neu. Through licenses, we have also acquired the opportunity to work with the tumor antigens designated CEA and CA9. We discovered the tumor antigen TRPM8 and we are presently utilizing this protein as a target for small molecule drug development.

Antigen Engineering.    We engineer antigens to use as key agents for the production of proprietary active cellular immunotherapies. We design these agents to trigger and maximize cell-mediated immunity by augmenting the uptake and processing of the target antigen by antigen-presenting cells, and by activating these cells to deliver a costimulatory signal to other components of the immune system. This is achieved in part by fusing the antigen to the immune-stimulatory cytokine GM-CSF in our proprietary Antigen Delivery CassetteTM.

Our Antigen Delivery Cassette technology enhances antigen presenting cell activation and uptake of antigen. The antigen-presenting cells process antigen along pathways that stimulate cell-mediated immunity. We believe this process results in a tumor-directed immune response. Our Antigen Delivery Cassette technology also provides us with a versatile foundation on which to build new proprietary antigens.

Active Cellular Immunotherapy Production and Delivery.    Our manufacturing process involves two key elements: the antigen in the Antigen Delivery Cassette technology and antigen-presenting cells. To obtain antigen-presenting cells, we acquire white blood cells removed from a patient via a standard blood collection process called leukapheresis. We transport the cells to one of our manufacturing facilities via professional courier service. The cells are further processed using our proprietary cell separation technology. The resulting antigen-presenting cells are then incubated with the required concentration of the antigen under controlled conditions. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. The final product is transported back to the physician site, where the cells are re-infused back into the patient. Our process requires less than three days from cell collection to the administration of the active immunotherapy product candidate.

PROVENGE® (sipuleucel-T)

Market for PROVENGE

The American Cancer Society estimated that in 2011 approximately 240,890 new cases of prostate cancer would be diagnosed in the United States, and approximately 33,720 men would die of prostate cancer. Approximately 1 in 6 men will be diagnosed with prostate cancer during his lifetime, and prostate cancer is the second leading cause of cancer death in American men, behind only lung cancer. Castrate-resistant prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer controlled by castration therapy; it is also referred to as androgen-independent prostate cancer or hormone-refractory prostate cancer.

Early-stage, localized prostate cancer may be cured with surgery or radiation therapy. The disease will recur in approximately 20% to 30% of men, at which point hormone ablation therapy is the most commonly used treatment approach. While most prostate cancer initially responds to hormone ablation therapy, the majority of these patients will experience disease progression after 18 to 24 months, as the cancer becomes refractory to hormone treatment, or castrate-resistant. Prior to the approval of PROVENGE, a chemotherapeutic was the only FDA-approved drug that had been proven to prolong survival in men with metastatic, castrate-resistant (hormone-refractory) prostate cancer. On April 29, 2010, the FDA licensed PROVENGE for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. We believe that PROVENGE addresses a significant unmet medical need for patients within its labeled indication by prolonging median survival rates with the most common side effects being mild to moderate and typically of short duration. In 2011, the chemotherapeutic agents cabazitaxel and abiraterone acetate, an androgen blocker, were approved for use in men with prostate cancer following treatment with docetaxel chemotherapy.

PROVENGE Commercialization

In 2011, we achieved net revenue from the sale of PROVENGE of $213.5 million. Our manufacturing capabilities significantly increased during 2011 with the licensure by the FDA of additional capacity at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) in the first quarter of 2011, and licensure of our facilities in Orange County, California (the “Orange County Facility”) in the second quarter of 2011 and Atlanta, Georgia (the “Atlanta Facility”) in the third quarter of 2011. Approximately 590 infusion sites had been authorized by us for physician treatment using PROVENGE as of the end of 2011.

On June 30, 2011, the Centers for Medicare and Medicaid Services (the “CMS”) issued a final National Coverage Determination (“NCD”) for PROVENGE, completing the analysis commenced one year prior and requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD standardized coverage processes across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local Medicare Administrative Contractors (“MACs”) specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims. During November 2011, CMS also updated their coverage policy for PROVENGE to cover the infusion costs associated with the administration of PROVENGE, making coverage for PROVENGE consistent with all other infused biologics.

In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union (“E.U.”) National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data contained in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which was validated on January 25, 2012. To accelerate the regulatory timeline, we will initially manufacture product for our MAA through a contract manufacturing organization. We anticipate a regulatory decision from the EMA mid-2013.

PROVENGE Clinical Trials Supporting FDA Label

PROVENGE received FDA approval for use in men with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer in April 2010. The pivotal clinical trial supporting FDA approval was D9902B (IMPACT), which was a multicenter, randomized, double-blind, controlled study of 512 men with asymptomatic or minimally symptomatic, metastatic, castrate-resistant prostate cancer. The IMPACT study met its primary endpoint of overall survival, achieving a p-value of 0.032, exceeding the pre-specified level of statistical significance defined by the study’s design (p-value less than 0.043). PROVENGE reduced the risk of death by 22.5% compared to control (hazard ratio=0.775), and extended median survival by 4.1 months compared to control (25.8 months versus 21.7 months).

The IMPACT results were supported by the results of the D9901 trial, a multicenter, randomized double-blind controlled study in 127 men with asymptomatic, metastatic castrate resistant prostate cancer. The trial did not meet its primary endpoint of time to disease progression (p-value of 0.052), but a planned analysis of overall survival after three years of follow-up demonstrated a 41% reduction in the risk of death (HR=0.586, p=0.01). Median survival was extended by 4.1 months.

A third randomized study, D9902A, was identical in original design to D9901. Enrollment in D9902A was stopped in 2002 after 98 of 120 patients were enrolled. The trial demonstrated a trend towards improved overall survival, which did not achieve statistical significance (hazard ratio 0.786, p=0.331).

In the controlled clinical trials described above, the most common adverse events (incidence 15%) reported in the PROVENGE group were chills, fatigue, fever, back pain, nausea, joint ache, and headache. The majority of adverse events were mild or moderate in severity (Grade 1 or 2). In general, they occurred within 1 day of infusion and were short in duration (resolved in <2 days). Serious adverse events reported in the PROVENGE group included acute infusion reactions (occurring within 1 day of infusion) and cerebrovascular events. Severe (Grade 3) acute infusion reactions were reported in 3.5% of patients in the PROVENGE group. Reactions included chills, fever, fatigue, asthenia, dyspnea, hypoxia, bronchospasm, dizziness, headache, hypertension, muscle ache, nausea, and vomiting. No Grade 4 or 5 acute infusion reactions were reported in patients in the PROVENGE group. In Study D9902B, the percentage of patients who discontinued treatment with PROVENGE due to an adverse reaction was 1.5%. To fulfill a post-marketing requirement, we are conducting a registry of approximately 1,500 patients (P10-3, described further below) to further evaluate a small potential safety signal of cerebrovascular events observed in the Phase 3 clinical trials included in the safety data for the PROVENGE label. In the four randomized clinical trials of PROVENGE in prostate cancer patients included in the safety data, cerebrovascular events were observed in 3.5% of patients in the PROVENGE group compared with 2.6% of patients in the control group.

Other PROVENGE Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial — P09-1.    In 2009, we initiated a Phase 2 open-label study of sipuleucel-T. The trial allowed us to provide sipuleucel-T to men with metastatic castrate-resistant prostate cancer while marketing approval for PROVENGE was being pursued, obtain safety data, evaluate the magnitude of immune responses to treatment with sipuleucel-T, and to further characterize the cellular components of sipuleucel-T. This trial was closed to new enrollment following FDA approval of PROVENGE. Overall survival data will also be collected.

Clinical Trial — P07-2.    In August 2008, we initiated a Phase 2 trial of PROVENGE called ProACT (PROstate Active Cellular Therapy) or P07-2. The multicenter trial has been closed to new enrollment after enrolling approximately 120 patients with metastatic, castrate-resistant (hormone-refractory) prostate cancer. All patients received active treatment but were randomized into one of three cohorts to receive sipuleucel-T manufactured with different concentrations of the prostate antigen component. Patients received three infusions of sipuleucel-T, each approximately two weeks apart. We are conducting the trial to explore the effect of antigen concentration on CD54 upregulation, a measure of product potency, as well as on immune response. Overall survival data will also be collected.

Clinical Trial — P10-2.    In August 2011, we initiated a Phase 2 trial to examine the sequencing of PROVENGE and androgen deprivation therapy (“ADT”) in men with non-metastatic prostate cancer and a rising serum prostate specific antigen (PSA) after primary therapy. This multicenter trial is currently recruiting new patients and will enroll approximately 60 subjects in total. All subjects receive active treatment, but are randomized into one of two arms. Patients in Arm 1 receive PROVENGE and two weeks later begin one year of ADT. In Arm 2, patients receive twelve weeks of ADT before beginning PROVENGE and continue ADT for a total of one year. In both arms, three infusions of PROVENGE are given, each approximately two weeks apart. The trial is intended to evaluate whether ADT started before or after PROVENGE leads to superior augmentation of immune response to PROVENGE and will also evaluate safety, immune responses over time, PROVENGE product parameters and changes in PSA.

Clinical Trial — P10-3.    In January 2011, we initiated an observational registry called PROCEED (PROVENGE Registry for Observation, Collection, Evaluation of Experience Data), or P10-3. This multicenter

US registry is targeting enrollment of at least 1,500 men being treated with PROVENGE to further evaluate and quantify the risk of cerebrovascular events (“CVEs”) following treatment with PROVENGE and will also follow all subjects for survival.

Clinical Trial — P11-1.    In the first half of 2012, we are prepared to initiate the first study of sipuleucel-T in Europe. This Phase 2 study is intended to demonstrate that product manufacturing and logistics can be conducted successfully in Europe and will gather additional safety data in men with metastatic castrate-resistant prostate cancer. Four clinical trial sites have been identified, one each in Austria, France, The Netherlands, and United Kingdom. The study will enroll 10 to 45 subjects in total.

Clinical Trial — P11-3.    In December 2011, we initiated a Phase 2 trial to examine PROVENGE with concurrent versus sequential administration of abiraterone acetate plus prednisone in men with metastatic castrate-resistant prostate cancer. This multicenter trial is open to enrollment and will accrue approximately 60 subjects in the US. Subjects randomized to this trial will receive 3 infusions of PROVENGE and 26 weeks of abiraterone acetate plus prednisone treatment. Subjects will be randomized to one of two treatment arms; either the arm in which they will receive PROVENGE and abiraterone acetate plus prednisone at the same time or the arm in which they will receive PROVENGE first then abiraterone acetate plus prednisone approximately 10 weeks later. We are conducting this trial to explore the effect of the sequencing of these two treatments on cumulative CD54 upregulation. We will also be evaluating sipuleucel-T product parameters, peripheral immune response, safety, changes in serum PSA and overall survival.

Other Clinical Trials of Sipuleucel-T in Early-Stage Prostate Cancer

Clinical Trial — P-11.    In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROVENGE Treatment and Early Cancer Treatment) (“P-11”), Phase 3 clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of sipuleucel-T in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, the study showed a median time to biochemical failure (“BF”) of 18.0 months for subjects in the sipuleucel-T group compared to 15.4 months for subjects in the control group (HR=0.936; p = 0.737). When the analysis was restricted to patients with confirmed BF, the HR for BF was 0.797 in favor of sipuleucel-T (p = 0.278). In addition, the study showed a 35% increase in PSA Doubling Time (“PSADT”) for patients randomized to sipuleucel-T compared to control (125 vs 93 days; p = 0.046, F-test) based on an analysis of PSADT calculated from 90 days following randomization to BF or the initiation of systemic therapy. PSADT calculated after testosterone recovery to baseline levels demonstrated a 48% increase in PSADT for the sipuleucel-T arm (155 vs 105 days; p=0.038). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. This study is closed to enrollment; however, patients continue to be followed for the clinical secondary endpoints of distant failure and overall survival.

Clinical Trial — P07-1.    In August 2008, we initiated a Phase 2 trial of sipuleucel-T in men with localized prostate cancer who are scheduled to undergo a radical prostatectomy. The trial, called NeoACT (NEOadjuvant Active Cellular immunoTherapy) or P07-1, has been closed to new enrollment and has approximately 40 patients. The study will assess the safety of and immune response induced by sipuleucel-T in men with localized prostate cancer.

Clinical Trial — P10-1.    In October 2011, we initiated a follow-on clinical trial to P-11. This trial will evaluate the immune response elicited from a second sipuleucel-T regimen following disease progression in P-11 subjects previously treated with sipuleucel-T. The safety of administering a second sipuleucel-T regimen will also be evaluated as well as any correlation between a sipuleucel-T immune response and overall survival. Enrollment of up to 90 former P-11 subjects is possible at 10 sites in the US.

Product Candidates in Research and Development

Active Cellular Immunotherapies and Immunotherapy Targets

DN24-02.    DN24-02 is our investigational active immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Results from an earlier Phase 1 study targeting the

HER2/neu antigen showed that treatment stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. In June 2011, we initiated a Phase 2 trial of DN24-02 called NeuACT (NEU Active Cellular immunoTherapy), or N10-1. This open-label trial will evaluate DN24-02 as adjuvant investigational treatment versus standard of care in subjects with high risk HER2+ urothelial carcinoma following surgical resection. We are conducting the trial to evaluate overall survival, disease-free survival, the safety of DN24-02, CD54 upregulation in the product, and immune response following administration of DN24-02. Up to 180 subjects will be enrolled in the United States.

We are currently using our Antigen Delivery Cassette technology to develop active cellular immunotherapy product candidates targeted to antigens other than PAP and HER2/neu.

Carbonic Anhydrase IX.    We in-licensed the CA9 antigen from Bayer Corporation, Business Group Diagnostics. Over 75% of primary and metastatic renal cell carcinomas highly express the transmembrane protein CA9, whereas expression of CA9 in normal kidneys is low or undetectable. CA9 is also expressed in other cancers such as non-small cell lung and breast tumors, but not in the corresponding normal tissue. As such, we believe that CA9 represents an attractive antigen target for study as a potential immunotherapy target. In May 2006, pre-clinical data were presented at the American Association of Immunology Conference demonstrating that an active immunotherapy product made using CA9 antigen expressed using our Antigen Delivery Cassette significantly prolonged survival in animal tumor models. We are investigating the use of active immunotherapy product candidates targeted at CA9.

Carcinoembryonic Antigen.    We in-licensed CEA from Bayer Corporation, Business Group Diagnostics. CEA was found to be present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We are investigating the use of active cellular immunotherapy product candidates targeted at CEA in breast, lung and colon cancer.

Small Molecules

TRPM8.    The protein encoded by the gene first designated trp-p8 is an ion channel. It was identified through our internal antigen discovery program. As progress has been made in the discovery of other ion channel members of the trp (Transient Receptor Potential) family, trp-p8 (sub-family M) has come to be more commonly referred to as TRPM8. A patent on the gene encoding this ion channel was issued to us in 2001. In normal human tissues, it is expressed predominantly in the prostate and is over-expressed in hyperplastic prostates. A study found it to be present in 100% of prostate cancers, approximately 71% of breast cancers, 93% of colon cancers and 80% of lung cancers. Ion channels such as TRPM8 may be attractive targets for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the TRPM8 ion channel and induce cell death (apoptosis). Some of these small molecule agonists are orally bioavailable and in December 2008 we filed an Investigational New Drug application with the FDA for clinical evaluation of the product candidate D3263 HCl in subjects with advanced cancer. We completed our Phase 1 clinical trial to evaluate TRPM8 and are analyzing the data.

Manufacturing and Commercial Infrastructure

To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. In February 2007, we started to manufacture PROVENGE for clinical use in our New Jersey Facility. Commercial manufacture of PROVENGE began in May 2010. Our manufacturing capabilities significantly increased during 2011 with the licensure by the FDA of additional capacity at our New Jersey Facility in March 2011, and licensure of our Orange County Facility in June 2011 and our Atlanta Facility in August 2011. We currently have approximately 500,000 combined square feet of manufacturing and office space in the New Jersey Facility, the Orange County Facility, and the Atlanta Facility.

In February 2011, we entered into a technology transfer and manufacturing agreement with a third-party manufacturer for the manufacture of PROVENGE for clinical trials and prospective commercial sale in Europe following EMA marketing approval.

As of December 31, 2011, our manufacturing operations employed approximately 865 individuals and our commercial team included approximately 150 individuals employed in sales, marketing, and market access support.

The manufacture of our active cellular immunotherapy candidates, such as PROVENGE, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to a manufacturing facility and undergo the process to manufacture PROVENGE. The final product is returned to the healthcare provider for infusion into the patient. Our most significant provider for leukapheresis procedures for the manufacture of PROVENGE is the American Red Cross. We also have agreements with, among others, Puget Sound Blood Center, New York Blood Center, Blood Group of America, and Hemacare as providers of commercial leukapheresis services. We continue to pursue commercial arrangements with other vendors in order to have a network of commercial leukapheresis suppliers to meet the geographical and volume requirements for PROVENGE.

We utilize two commercial couriers for transport of the leukapheresis material and final product. We oversee transportation of the leukapheresis material and the final product through an integrated information technology tracking system.

Supplies and Raw Materials

We currently depend on specialized vendor relationships that are not readily replaceable for some of the components for our active immunotherapy candidates. One of these components is the antigen used in the manufactured sipuleucel-T. We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc. (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of $10.8 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third-party contractors in compliance with current Good Manufacturing Practices (“cGMP”). We use third-party contractors to produce commercial quantities of these devices for PROVENGE.

Intellectual Property

As a matter of regular course, we have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. PROVENGE is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We have three issued United States patents with claims relating to immunostimulatory compositions, including PROVENGE, and to methods of treating specific diseases, including prostate cancer, using the immunostimulatory compositions. We also have four issued United States patents with claims relating to the cell separation devices and related media and certain aspects of the manufacturing process used to produce PROVENGE. The scheduled expiration dates of our United States patents related to PROVENGE are in 2014 through 2018. Outside of the United States, we have, in certain territories, corresponding issued patents related to PROVENGE that are scheduled to expire in 2015 through 2019. Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge, it may be possible to continue to obtain commercial benefits from other characteristics such as clinical trial data, product manufacturing trade secrets, uses for products, and special formulations of the product or delivery mechanisms.

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

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated, declared unenforceable, circumvented or may not cover all applications we desire. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies, or who could design around our patents. In addition, future legislation may impact our competitive position in the event brand-name and follow-on biologics do not receive adequate patent protection. From time to time, we have received invitations to license third-party patents.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with PROVENGE or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with PROVENGE and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us. Docetaxel (also referred to by its brand name Taxotere) was approved by the FDA for the therapeutic treatment of metastatic, androgen-independent prostate cancer in 2004 and JEVTANA® (cabazitaxel) was approved in 2010 for use in men as a second line therapy following progression after initial treatment with docetaxel. In 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. Other therapies such as Medivation, Inc.’s MDV3100 and Bavarian

Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. ZYTIGA® (abiraterone acetate) is currently used along with prednisone to treat men with metastatic castration-resistant prostate cancer after they have received chemotherapy with docetaxel. There is also an ongoing clinical trial for abiraterone acetate for use in the chemotherapy naïve metastatic castration-resistant prostate cancer with results expected later in 2012. MDV3100, currently in Phase 3 clinical development, is an oral androgen receptor signaling inhibitor intended for the use of men with advanced prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with metastatic castrate resistant prostate cancer.

Our competitors include major pharmaceutical companies. These companies may have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to successfully commercialize PROVENGE and our other potential products, and compete effectively with third parties will depend, in large part, on:

•	the perception of physicians and other healthcare professionals of the safety, efficacy and relative benefits of PROVENGE or our other products compared to those of competing products or therapies;

•	the effectiveness of our sales and marketing efforts in appropriately targeting a resonant clinical message to both oncologists and urologists;

•	the willingness of physicians to adopt a new treatment regimen consisting of infusion of an immunotherapy;

•	reimbursement policies for PROVENGE or our other product candidates, if developed and approved;

•	the price of PROVENGE and that of other products we may develop and commercialize relative to competing products;

•	our ability to manufacture PROVENGE and other products we may develop on a cost-effective commercial scale;

•	our ability to accurately forecast demand for PROVENGE, and our product candidates if regulatory approvals are achieved; and

•	our ability to advance our other product candidates through clinical trials and through the FDA approval process and those of non-United States regulatory authorities.

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

Regulatory

General

Government authorities in the United States and other countries extensively regulate, among other things, the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

FDA Approval Process

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA, are costly in time and effort, and may require significant capital investment. We may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop.

A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. Prior to commencement of each clinical trial, a company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards at the institutions participating in the trials. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

To obtain marketing authorization, a company must submit to the FDA the results of the pre-clinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic such as PROVENGE, a biologics license application.

We are also subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of conduct of a clinical trial or authorization of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval. In the E.U., Canada and Australia, regulatory requirements and approval processes are similar, in principle, to those in the United States.

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

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that any third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and Biologics License Applications (“BLA”) holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

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

Federal Anti-Kickback, False Claims Laws & The Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes, and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. For example, this statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, civil monetary damages and penalties and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payor.

In addition, the federal Physician Payment Sunshine Act, when implemented will require the reporting by drug manufacturers of “payments or transfers of value” made or distributed to physicians and teaching hospitals, with limited exceptions. Failure to comply with the reporting obligations may result in civil monetary penalties.

State Laws

Marketing Restrictions and Disclosure Requirements.    A number of states, such as Minnesota, Massachusetts and Vermont, have requirements that restrict pharmaceutical marketing activities that go beyond commitments made related to adhering to the Pharmaceutical Research and Manufacturers of America Code for Interactions with Healthcare Professionals. These state requirements limit the types of interactions we may have with healthcare providers licensed in these jurisdictions. In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Still other state laws mandate implementation of specific compliance policies to regulate interactions with health care professionals.

Healthcare Reform.    Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs. Under the federal Patient Protection and Affordable Care Act, states will have authority to define packages of “essential health benefits” that health plans in the individual and small group markets must offer beginning in 2014. The definition of these packages could affect coverage of our products by those plans.

Sale of Pharmaceutical Products.    In addition, in the United States, many states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply. We are also subject to certain state privacy and data protection laws and regulations.

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

Medicare Part B pays providers that administer PROVENGE under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services (“CMS”), an agency within the United States Department of Health and Human Services, on a quarterly basis. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and can change only through legislation. By statute, new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” also are reimbursed at ASP plus six percent for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, and this status is expected to expire on December 31, 2012. For 2012, the reimbursement rate for drugs that do not have pass-through status and have an average cost per day exceeding $75 in the hospital outpatient setting is ASP plus four percent. CMS could change this reimbursement rate in future years. There is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

Data Privacy

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity and therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

Price Controls

In many of the markets in which we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms. In the United States, the Medicare program is administered by CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS as well as the agency’s subregulatory coverage and reimbursement determinations. On June 30, 2011, the CMS issued a final National Coverage Determination (“NCD”) for PROVENGE, completing the analysis commenced one year prior and requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD standardized coverage across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local Medicare Administrative Contractors (“MACs”) specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims.

The methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. In the past year, Congress has considered additional reductions in Medicare reimbursement for drugs as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs and services are covered and reimbursed also are subject to change.

PROVENGE also is made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is Dendreon’s participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA” ). Under the Medicaid drug rebate program, Dendreon pays a rebate to each state Medicaid program for each unit of PROVENGE paid for by those programs. The rebate amount varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include quarterly average manufacturer price, or AMP, for our drugs, and in the case of innovator products like PROVENGE, the quarterly best price, which is our lowest price in a quarter to any commercial or non-governmental customer. If we become aware that our reported prices for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we are obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

The availability of federal funds under Medicaid and Medicare Part B to pay for PROVENGE and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”). Currently, Dendreon has entered into an Interim Agreement with the VA, which is a precursor agreement to the FSS contract. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies — the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (“PHS”) (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

European Regulatory Authorities

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

Environmental and Safety Laws

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We are also subject to various laws and regulations governing laboratory practices and the experimental use of animals.

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

EMPLOYEES

As of February 23, 2012, we had approximately 1,475 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Dendreon Targeting Cancer, Transforming Lives®, PROVENGE® and the Antigen Delivery Cassette™ are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

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

ITEM 1A.    RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2011, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission, or SEC.

Risks Relating to our Product Commercialization Pursuits

If we fail to achieve and sustain commercial success for PROVENGE, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

Prior to the launch of PROVENGE in May 2010, we had never sold or marketed a pharmaceutical product. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on PROVENGE to generate substantially all of our revenue and fund our operations from product sales. Our ability to maintain or increase our revenues for PROVENGE will depend on, and may be limited by, a number of factors, including the following:

•

acceptance of and ongoing satisfaction with PROVENGE as the first in a new class of therapy by the medical community, patients receiving therapy and third-party payers in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

•

our ability to develop and expand market share, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing products for late stage prostate cancer, many of which are in late stage clinical development;

•

whether data from clinical trials for additional indications are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell PROVENGE for such additional indications;

•	adequate coverage or reimbursement for PROVENGE by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

•	the ability of patients to afford any required co-payments for PROVENGE.

If for any reason we become unable to continue selling or manufacturing PROVENGE, our business would be seriously harmed and could fail.

If PROVENGE were to become the subject of problems related to its efficacy, safety, or otherwise, our revenues from PROVENGE could decrease.

PROVENGE, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of PROVENGE from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of PROVENGE for the treatment of patients with advanced prostate cancer may be slow or limited for a variety of reasons including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If PROVENGE is not successful in broad acceptance as a treatment option for advanced prostate cancer, our business would be harmed.

The rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first in class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who may be less experienced with infusion treatments than oncologists. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE require educating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

PROVENGE is presently approved for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer in the United States. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. To achieve global success for PROVENGE as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of PROVENGE may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

Products we may potentially commercialize and market may be subject to promotional limitations.

The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may require us to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even if we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

Risks Relating to Manufacturing Activities

We have rapidly expanded our operations to support commercial launch of PROVENGE, and we may encounter unexpected costs or difficulties.

Since 2010, we have increased investment in commercial infrastructure. We will need to effectively manage our expanded operations and facilities to successfully grow sales of PROVENGE and pursue development of our other product candidates. We must effectively manage our supply chain, third-party vendors and distribution network, all of which requires strict planning to meet production timelines for PROVENGE. If we fail to manage the growth in our systems and personnel appropriately and successfully to achieve our commercialization plans for PROVENGE our revenues could suffer and our business could be harmed.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing (and any future) supply contract manufacturers and clinical trial investigators, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices, or equivalent cGMP regulations developed by authorities in other countries. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must be inspected and audited routinely for compliance with applicable United States and other country regulations. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we, the FDA, or governmental authorities in other countries may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the temporary or permanent suspension or change of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the United States and plan to manufacture any other product candidates ourselves. We have contracted with a third-party manufacturer in order to commence clinical trials in the European Union, and we are presently reliant on the ability of the third-party to adequately support our initial clinical trials in the E.U. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	the ongoing capacity of our facilities and those of our contract manufacturers;

•	the performance of our information technology systems;

•	compliance with regulatory requirements;

•	inclement weather and natural disasters;

•	changes in forecasts of future demand for product components;

•	patient access to leukapheresis, and other logistical support requirements;

•	potential facility contamination by microorganisms or viruses;

•	updating of manufacturing specifications; and

•	product quality success rates and yields.

If the efficient manufacture and supply of our products is interrupted, we may experience delayed shipments or supply constraints. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may have to notify the FDA, we may lose patients, and physicians may elect to prescribe competing therapeutics, all of which could materially and adversely affect our product sales and results of operations.

Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other country regulatory approval process and are subject to continued review by the FDA and other country regulatory authorities.

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

We rely on complex IT systems for various critical purposes, including timely delivery of product and maintaining patient confidentiality.

We have developed a comprehensive, integrated IT system for the intake of physician orders for PROVENGE, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing PROVENGE. We rely on this system to maintain the chain of identity for each patient-specific dose of PROVENGE, and to ensure timely delivery of product prior to expiration. PROVENGE has a limited usable life of approximately 18 hours from the completion of the manufacturing process to patient infusion and accordingly maintaining accurate scheduling logistics is critical. In addition, this IT system stores and protects the privacy of the required patient information for the manufacture of PROVENGE. If our systems were to fail or be disrupted for an extended period of time we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third-party, they could potentially access confidential patient information we obtain in manufacturing PROVENGE, which could cause us to suffer reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Risks Relating to Our Financial Position and Operations

We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of December 31, 2011, our accumulated deficit was $1.56 billion and our net loss for the year ended December 31, 2011 was $337.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the

United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Forecasting sales of PROVENGE may continue to be difficult. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Our original forecasting model for 2011 revenue for PROVENGE did not adequately take into account factors that have led to slower than anticipated physician adoption of PROVENGE. These factors include cautionary prescribing behavior due to lack of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost of the product, which is purchased by the physician on a buy and bill basis, and incurred over a short time period, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these or other factors individually or in the aggregate may impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and pre-clinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including but not limited to the following:

•	sales of PROVENGE in the United States;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the need to establish additional manufacturing and distribution capability for the potential foreign marketing of PROVENGE; and

•	the need to remain competitive in the event of the introduction into the marketplace of competing products and other adverse market developments.

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

Our existing indebtedness includes an aggregate of $27.7 million in outstanding Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) which bear interest at 4.75% and an aggregate of $620 million in outstanding Convertible Senior Notes due 2016 (the “2016 Notes”) which bear interest at 2.875%. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

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

The accounting method for convertible debt securities that may be settled in cash, such as the 2016 Notes, could have a material effect on our net loss, net working capital or other financial results.

Under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Section 470-20, Debt with Conversion and other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2016 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our 2016 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the 2016 Notes to their face amount over the term of the 2016 Notes. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2016 Notes.

Our stockholders may be diluted by the conversion of our outstanding convertible notes.

The holders of the 2014 Notes may choose at any time to convert their notes into common stock prior to maturity in June 2014. The holders of the 2016 Notes may choose at any time to convert their notes prior to maturing in January 2016, and upon conversion we may issue cash, stock, or a combination thereof at our option. Should a holder of the 2016 Notes exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock.

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

In connection with an acquisition, we must estimate the value of the transaction by making certain assumptions that may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of a transaction. We may incur as part of a transaction substantial charges for closure costs associated with the elimination of duplicate operations and facilities and acquired in-process research and development charges. In either case, the incurrence of these charges could adversely affect our results of operations for particular quarterly or annual periods. Any strategic transaction we may pursue may not result in the benefits we initially anticipate, and/or result in costs that end up outweighing the benefits, and may adversely impact our financial condition and business prospects.

Risks from Competitive Factors

Delays to our expansion outside of the United States may result in increased competitive challenges.

In September 2011, we announced that, in conjunction with a company restructuring to reduce operating costs in the near term due to a lack of forecasted sales growth in line with our original projections, we were revising our commercialization strategy for PROVENGE outside of the United States. The announced changes included seeking a longer-term contract manufacturing partnership for production of PROVENGE in Europe, rather than building our own immunotherapy manufacturing facility, as well as revisiting our European clinical trial plan. Although we believe the revisions to our commercialization strategy outside of the United States will have long-term benefits for the Company from our near-term cash conservation and extended business planning strategy for the EU, delays to the commercialization of PROVENGE in the European Union and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

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

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

We could face competition for PROVENGE or other approved products from biosimilar products that could impact our profitability.

We may face competition in Europe from biosimilar products, and we expect we may face competition from biosimilars in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict to what extent the entry of biosimilar products or other competing products could impact our future potential sale of PROVENGE in the E.U., where biosimilars to other innovator biological products are already available. Our inability to compete effectively in foreign territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

On March 23, 2010, PPACA became law and authorized FDA approval of biosimilar products. PPACA established a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The new law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

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

We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we pursue successful commercialization of PROVENGE, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, which relationships are not easy to replace.

We rely upon contract manufacturers for components used in the manufacture and distribution of PROVENGE. Problems with any of our or our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of the antigen or other components we use in the manufacture of PROVENGE. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, loss of components in the process of being manufactured or a shortfall in availability of a necessary component. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA or equivalent other country authorities’ regulatory requirements or standards that require modifications to manufacturing processes, or action by us to implement process changes or other similar factors. Because manufacturing processes are complex and are subject to a lengthy FDA or equivalent non-United States regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties or delays in our suppliers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for PROVENGE, cause us to lose revenue or market share if we are unable to timely meet market demands.

We are dependent on our leukapheresis network for raw materials required for the manufacture of PROVENGE.

The manufacture of each patient-specific dose of PROVENGE first requires that we obtain immune cells from the relevant patient, which is done through a leukapheresis process at a cell collection center with which we have contracted. We have entered into agreements with third-party cell collection and blood centers, including the American Red Cross, to perform this process for us. However there are a finite number of centers with the requisite skill, training, staffing and equipment to perform the leukapheresis procedure for PROVENGE patients and we cannot be certain that as our manufacturing capacity expands the leukapheresis network presently available to us will be sufficient to service demand at full capacity. We anticipate that we will need to expand the leukapheresis network available to us prospectively through additional partnerships or other endeavors. There can be no assurance that we will be able to secure sufficient appropriate leukapheresis capacity to manufacture PROVENGE when and as desired. If we are unable to expand our access to these services as necessary, our revenues will suffer and our business would be harmed.

We rely on single source vendors for some key components for PROVENGE and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.

We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. We have a long-term contract with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”) for the production of the antigen used in the manufacturing of PROVENGE. Any production shortfall on the part of Fujifilm that impairs the supply of the antigen to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

Product collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration would depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we were to determine that a collaboration for a particular product is necessary to commercialize it and we were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of a product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

With respect to a collaboration for any of our products or product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaboration agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. A collaborator may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of product candidates we may commercialize and materially harm our business and stock price by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market.

Risks Relating to Our Clinical Trial and Product Development Initiatives

Our clinical and pre-clinical candidates in the pipeline for other potential cancer immunotherapies and small molecule products may never reach the commercial market for a number of reasons.

To sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and product development, conducting pre-clinical and clinical studies, and seeking regulatory approval in the United States for product candidates and in other countries for PROVENGE and other products we may market in the future. Our long-term success depends on the discovery and development of new drugs that we can commercialize. Our cancer immunotherapy and small molecule program pipeline candidates are still at a relatively early stage in the development process. There can be no assurance that these product candidates or any other potential therapies we may pursue will become a marketed drug. In addition, we may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce, or may be precluded from commercialization by proprietary rights of third parties.

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

An Investigative New Drug (“IND”) application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

•

delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board (“IRB”) or ethics committee (“EC”) to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices or equivalent other country regulations and requirements;

•	unforeseen safety issues, including negative results from ongoing pre-clinical studies;

•	inability to monitor patients adequately during or after treatment;

•	unexpected adverse events occurring during the clinical trial;

•	failure by third-party clinical trial managers to comply with regulations concerning protection of patient health data;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	determination by regulators that the clinical design of the trials is not adequate.

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly changing industry environment. To obtain approval of a product candidate from the FDA or other country regulatory authorities, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the United States are costly in time and effort, and may require significant capital investment.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in foreign markets. For example, the FDA or the equivalent in jurisdictions outside the United States may determine that our data is not sufficiently compelling to warrant marketing approval, or may require we engage in additional clinical trials or provide further analysis which may be costly and time consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

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

Pre-clinical testing and clinical trials for product candidates must satisfy stringent regulatory requirements or we may be unable to utilize the results.

The pre-clinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar governmental authorities in other countries. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States and other countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

•	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or earlier results may not be replicated in later clinical trials;

•	the results of pre-clinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

•

after reviewing relevant information, including pre-clinical testing or human clinical trial results, we may abandon or substantially restructure programs that we might previously have believed to be promising;

•

we, the FDA, an IRB, an EC, or similar regulatory authorities in other countries may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

•

the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA, or equivalent governmental authorities in other countries, to halt clinical trials or cause the FDA or non-United States regulatory authorities to deny approval of the product candidate for any or all target indications.

Each phase of clinical testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once approved and launched, will be commercially successful.

The FDA, other non-United States regulatory authorities, or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

Although we obtain guidance from regulatory authorities on certain aspects of our clinical development activities, these discussions are not binding obligations on regulatory authorities. Regulatory authorities may revise or retract previous guidance or may disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. FDA, or equivalent other country authorities, may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA or other country authority review through the FDA’s Advisory Committee process or other country procedures. Views of the Advisory Committee or other experts may differ from those of the FDA, or equivalent other country authority, and may impact our ability to commercialize a product candidate.

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

Additionally, even if we are able to identify an appropriate patient population for a clinical trial, there can be no assurance that the patients will continue in the clinical trial through completion.

If we have difficulty enrolling or maintaining a sufficient number of patients with sufficient diversity to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

Risks Related to Regulation of the Pharmaceutical Industry

PROVENGE and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Other applicable non-United States regulatory authorities have equivalent powers. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products.

Obtaining regulatory approval for marketing of a product candidate in one country does not assure we will be able to obtain regulatory approval in other countries. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Once approved, the FDA and other United States and non-United States regulatory authorities have substantial authority to limit the uses or indications for which a product may be marketed, restrict distribution of the product, require additional testing, change product labeling or mandate withdrawal of our products. The marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including: the manufacturing, testing, distribution, labeling, packaging, storage, reporting and record-keeping related to the product, advertising, promotion, and adverse event reporting requirements. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in required post-marketing studies, additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

In general, the FDA and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading, and marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action.

Our failure to obtain approval, significant delays in the approval process, or our failure to maintain approval in any jurisdiction will prevent us from selling a product in that jurisdiction. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, manufacturing, quality control, labeling, packaging, adverse event reporting, advertising, promotion and record-keeping requirements. Any problems with an approved product, including the later exhibition of adverse effects or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

Regulatory authorities could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. PROVENGE and our investigational cellular immunotherapies are novel. As a result, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of PROVENGE outside of the United States and with respect to our active immunotherapy products under development. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

Failure to comply with foreign regulatory requirements governing human clinical trials and failure to obtain marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, manufacturing, testing, product approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not assure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.

Our product sales depend on adequate coverage and reimbursement from third-party payers.

Our sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. In the event we seek approvals to market PROVENGE in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to PROVENGE and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for PROVENGE or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

The availability and amount of reimbursement for PROVENGE and our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. We expect that many of the patients in the United States who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict how CMS may apply those regulations and policy determinations to newly approved products, especially novel products such as ours, and those regulations and interpretive determinations are subject to change. Moreover, the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute are subject to change, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered by physicians, including PROVENGE, is set at average sales price (“ASP”) plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status is expected to expire on December 31, 2012. In the past year, Congress has considered amending the statute to reduce these payment rates, and similar legislation could be enacted in the future. Furthermore, the payment rate for PROVENGE in the hospital setting after December 31, 2012 is not known. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2012, these drugs are reimbursed at ASP plus four percent if they have an average cost per day exceeding $75; drugs with an average cost per day less than $75 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE.

PROVENGE also is made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”). Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for each unit of our drug paid for by those programs. The rebate amount for a drug varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the quarterly average manufacturer price, or AMP, for the drug, and in the case of innovator products such as PROVENGE, the quarterly best price, which is our lowest price in a quarter to any commercial or non-governmental customer. The formula for determining the rebate amount, using those data, is set by law, and for innovator products like PROVENGE is the greater of 23.1% of AMP or the difference between AMP and best price. The rebate amount for innovator products also must be adjusted upward for price increases that outpace inflation.

PPACA significantly changed the Medicaid rebate program. Rebates previously were due only on utilization under Medicaid fee-for-service plans, but PPACA expanded our rebate liability to include the utilization of Medicaid managed care organizations, effective upon enactment, March 23, 2010. PPACA also increased the minimum rebate due for innovator drugs such as PROVENGE, from 15.1% of AMP to 23.1% of AMP, effective the first quarter of 2010, and capped the total rebate amount for innovator drugs at 100% of AMP. PPACA and subsequent legislation also changed the definition of AMP, effective the fourth quarter of 2010. CMS has issued a proposed rule to implement PPACA’s changes to the Medicaid rebate program, but does not anticipate finalizing this rule until 2013. This rule may have the effect of increasing our rebates or other costs and charges associated with participating in the Medicaid rebate program.

We must accurately track and report ASP and average minimum price (“AMP”) data to the relevant authorities or we may face fines or penalties.

The calculations for our reported pricing data, including AMP, best price, as well as ASP, are complex and the governing legal requirements may be subject to interpretation by us, governmental or regulatory agencies, and the courts. If we become aware that our reported AMP and best price figures for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we are obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

Our failure to submit AMP, best price, ASP, and other required data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In addition, if we are found to have knowingly submitted false information to the government, we could be liable for civil monetary penalties not to exceed $100,000 per item of false information, in addition to other penalties available the government. As to ASP specifically, if a manufacturer is found to have made a misrepresentation in the reporting of ASP, statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. In all cases, this conduct also could result in the termination of our Medicaid rebate agreement. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for PROVENGE or any other of our products that are approved for marketing.

The availability of federal funds under Medicaid and Medicare Part B to pay for PROVENGE and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The

340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. To the extent PPACA, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes will also affect our 340B ceiling price for PROVENGE or any other of our products that are approved for marketing. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

PPACA is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Some of the other key PPACA provisions include:

•

The establishment of an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee (set at a total of $2.8 billion for 2012 and increasing thereafter) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law;

•

An expansion of the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; and

•	The establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”). Currently, Dendreon has entered into an Interim Agreement with the VA, which is a precursor agreement to the FSS contract. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies — the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (“PHS”) (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of not to exceed $100,000 per item of false information in addition to other penalties available to the government.

Pricing of pharmaceutical products in the European Union is subject to significant governmental influence and scrutiny.

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

The pharmaceutical industry is subject to significant regulation and oversight to prevent inducement and fraud pursuant to anti-kickback laws and false claims statutes, any failure to comply with these regulations could result in substantial fines or penalties.

In the United States, we are also subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the Federal health care programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. This false claims liability may attach in the event that a company is found to have knowingly submitted false AMP, BP, ASP or other pricing data to the government;

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians and teaching hospitals; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened these laws. For example, the recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act, which was enacted in 2010 and may be implemented in 2012, will require pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Moreover, some states, such as Massachusetts, Minnesota, and Vermont, also impose an outright ban on certain gifts to physicians. Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws.

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

We may be subject to or otherwise affected by laws relating to privacy and security of personal information, including personal health information and our failure to comply could result in liability and reputational damage.

There are numerous United States federal and state laws governing the privacy and security of personal health information that we obtain, maintain or have access to in connection with manufacture of our product. Some of the laws that may apply include state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. Each of these laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions.

Although we are not a covered entity subject to HIPAA, most healthcare providers who prescribe our product and from whom we obtain personal health information are subject to HIPAA. Accordingly, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us.

The receipt of personal health information in connection with our clinical trial initiatives is subject to state and federal human subject protection laws. These laws could create liability for us if one of our research collaborators were to use or disclose research subject information without consent and in violation of applicable laws.

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

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit protection.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. And if we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We have clinical trial insurance coverage, and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs. An FDA or equivalent non-United States regulatory authority investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval.

Risks Relating to an Investment in Our Common Stock

We are currently subject to certain pending litigation and may be subject to similar claims in the future.

Three putative securities class actions were filed in the United States District Court for the Western District of Washington against the Company and certain of our current and former executive officers. The cases have been consolidated under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR, and the Court has appointed the San Mateo County Employees Retirement Association as Lead Plaintiff. Lead Plaintiff purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. It is possible that additional suits will be filed with respect to these same matters. In addition, stockholder derivative actions were filed in both the Western District of Washington and King County Superior Court. These are actions brought by current shareholders, purportedly on behalf of the Company; and these matters are currently stayed pending resolution of anticipated initial motions in the consolidated securities actions. The Company is not a defendant in the stockholder derivative actions as the defendants are the members of the Company’s board of directors and certain executive officers. Nevertheless, the Company is at risk of incurring significant costs in connection with these derivative actions, including for example costs associated with discovery and defense of the individual defendants. We cannot predict the outcome of any of these suits or proceedings. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities and we cannot predict how long it may take to resolve these matters. In addition, legal fees and costs incurred in connection with such activities can be significant. We cannot predict the outcome of the matters or the associated costs to us, nor the amounts that the Company may need to pay to settle them or satisfy an adverse judgment. The Company maintains directors’ and officers’ liability insurance that it believes is applicable to these various lawsuits; however, this insurance coverage may not be adequate to cover all claims against us. We have not established any reserves for any potential liability relating to the suits or other claims related to the same matters. It is possible that we could, in the future, be subject to judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions or resulting from these matters could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position.

Our business may be affected by other legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings in addition to those described above. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position. Refer to Item 3 for further discussion of our legal proceedings.

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	the relative success of our commercialization efforts for PROVENGE;

•	pre-clinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel;

•	our ability to protect our intellectual property, including in the face of changing laws;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

During periods of extreme stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Furthermore, historically our common stock has experienced greater price volatility than the stock market as a whole.

Anti-takeover provisions in our charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation, as amended (“certification of incorporation”) and amended and restated bylaws (“bylaws”) will make it more difficult for a third-party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. Our certificate of incorporation authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as “Series A Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be junior to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation.

In addition, our certificate of incorporation divides our board of directors into three classes having staggered terms. This may delay any attempt to replace our board of directors. We have also implemented a stockholders’ rights plan, also called a poison pill, which would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock. Our executive officers have employment agreements that include change of control provisions providing severance benefits in the event that their employment terminates involuntarily without cause or for good reason within twelve months after a change of control of us. These agreements could affect the consummation of and the terms of a third-party acquisition.

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

We have never declared or paid cash dividends on our capital stock. We are not currently profitable. To the extent we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless and until they sell shares after the trading price of our shares appreciates from the price at which the shareholder purchased.

The fundamental change repurchase feature of our convertible notes may delay or prevent a takeover attempt of our company that would otherwise be beneficial to investors.

The indenture governing each of our 2014 Notes and 2016 Notes will require us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a fundamental change. A takeover of our company may be a fundamental change that would trigger the requirement that we repurchase the notes and increase the conversion rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal research, development and administrative facilities are located in Seattle, Washington and consist of approximately 277,000 square feet under two leases. In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet. The initial lease term is for five and a half years, with one renewal term of two and half years. Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet. The lease term is for eight years. Prior to moving to these two facilities, we had leased space at three locations in Seattle, Washington; these leases expired in 2011.

We lease approximately 158,000 square feet of manufacturing space in Morris Plains, New Jersey under a lease originally expiring in November 2012 with a 7-year term. In November 2011, we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period. In July 2009, we entered into a lease with Majestic Realty Co. in Atlanta, Georgia consisting of approximately 156,000 rentable square feet, for use as a manufacturing facility following construction and build-out, which was completed in 2010. The initial lease term is for ten and a half years expiring in August 2020, with five renewal terms of five years each. In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for existing space totaling approximately

184,000 rentable square feet in Orange County, California for use as a manufacturing facility following build-out, which was completed in 2010. The initial lease term is for ten and a half years expiring in December 2019, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. We also lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in October 2014. We believe that our existing properties are in good condition and suitable for the conduct of our business.

To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. During 2010, we supported commercial sale of PROVENGE from the available capacity at the New Jersey Facility. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE, on June 29, 2011 the FDA approved the facility in Orange County, California (the “Orange County Facility”) for the commercial manufacture of PROVENGE and on August 26, 2011 the FDA approved the facility in Atlanta, Georgia (the “Atlanta Facility”) for the commercial manufacture of PROVENGE. The approval of two additional facilities has significantly increased our manufacturing capacity and geographic coverage for the supply of PROVENGE.

ITEM 3.    LEGAL PROCEEDINGS

Three putative securities class actions were filed in the United States District Court for the Western District of Washington against the Company and certain of our current and former executive officers. The cases have been consolidated under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR, and the Court has appointed the San Mateo County Employees Retirement Association as Lead Plaintiff. Lead Plaintiff purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint is expected to be filed on or before February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. We cannot predict the outcome of these lawsuits; however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of a number of stockholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities lawsuits. Three of these derivative suits were filed in the United States District Court for the Western District of Washington and two others were filed in the Superior Court of Washington for King County. The complaints all name as defendants the three individuals who are defendants in the securities lawsuits together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company by failing successfully to launch PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. The stockholder derivative complaints are all the subject of stipulated orders staying any further proceedings until the United States District Court rules on anticipated motions to dismiss the consolidated securities class action complaint. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. The ultimate financial impact of the lawsuits if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that is expected to cover the majority of legal and other associated expenses; however, we could be responsible for up to approximately $1.5 million in legal and other associated expenses associated with defending these claims.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and

Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in cancellation fees under the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Year ended December 31, 2011
First quarter	$38.95	$31.31
Second quarter	43.96	36.45
Third quarter	42.00	8.62
Fourth quarter	11.40	6.46
Year ended December 31, 2010
First quarter	$38.12	$26.25
Second quarter	57.67	32.10
Third quarter	43.90	25.78
Fourth quarter	41.63	33.60

On February 23, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.44 per share. See Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a description of our equity compensation plans.

Recordholders.    As of February 23, 2012, there were 288 holders of record of our common stock.

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

Share Repurchases.    The following table sets forth information with respect to purchases of shares of our common stock made during the three months ended December 31, 2011 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31, 2011	11,290	$9.81	—	—
November 1 — November 30, 2011	—	—	—	—
December 1 — December 31, 2011	—	—	—	—

Total	11,290	$9.81	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Performance Comparison Graph

These provisions may discourage, delay or prevent an acquisition of our Company at a price that our stockholders may find attractive. These provisions could also make it more difficult for our stockholders to elect directors and take other corporate actions and could limit the price that investors might be willing to pay for shares of our common stock. The following graph shows the total stockholder return of an investment of $100 in cash in our common stock or in each of the following indices on December 31, 2006: (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dendreon corporation, the NASDAQ composite index

and the NASDAQ Biotechnology index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes thereto appearing elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$341,613	$48,057	$101	$111	$743
Product costs and operating expenses	633,309	340,221	100,142	70,589	102,362

Loss from operations	(291,696)	(292,164)	(100,041)	(70,478)	(101,619)
Interest income (expense)	(46,290)	(444)	(1,357)	(1,537)	2,355
Loss on debt conversion	—	(4,716)	—	—	—
(Loss) gain from valuation of warrant liability	—	(142,567)	(118,763)	371	—
Other income (expense)	180	—	—	—	—
Income tax benefit	—	411	—	—	—

Net loss	($337,806)	($439,480)	($220,161)	($71,644)	($99,264)

Basic and diluted net loss per share	($2.31)	($3.18)	($2.04)	($0.79)	($1.20)

Shares used in computation of basic and diluted net loss per share	146,163	138,206	108,050	90,357	82,531

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short- and long-term investments	$617,696	$277,296	$606,386	$110,577	$120,575
Working capital	592,506	280,315	441,550	84,485	81,656
Total assets	1,001,491	603,953	735,415	147,204	161,662
Warrant liability	—	—	132,953	14,190	—
Long-term liabilities and obligations, less current portion	571,138	61,100	68,915	93,802	95,647
Total stockholders’ equity	352,637	492,774	503,564	27,006	40,377

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

PROVENGE® (sipuleucel-T) is our only commercialized product licensed by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

We have incurred significant losses since our inception. As of December 31, 2011, our accumulated deficit was $1.56 billion and our net loss for the year ended December 31, 2011 was $337.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. However there can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Revenue generated from the sale of PROVENGE since FDA approval on April 29, 2010 is $261.5 million, including $213.5 million in product sales during 2011. During 2010, we supported commercial sale of PROVENGE from the available capacity at our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”). On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE. In addition, on June 29, 2011 the FDA approved our facility in Orange County, California (the “Orange County Facility”) for the commercial manufacture of PROVENGE and on August 26, 2011 the FDA approved our facility in Atlanta, Georgia (the “Atlanta Facility”) for the commercial manufacture of PROVENGE. The approval of the additional capacity in our New Jersey Facility and two new facilities in California and Georgia significantly increased our manufacturing capacity and geographic coverage for the supply of PROVENGE. Approximately 590 infusion sites had been authorized by us for treatment using PROVENGE as of the end of 2011.

On June 30, 2011, the Centers for Medicare and Medicaid Services (the “CMS”) issued a final National Coverage Determination (“NCD”) for PROVENGE, completing the analysis commenced one year prior and requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD standardized coverage processes across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local Medicare Administrative Contractors (“MACs”) specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims. During November 2011, CMS also updated their coverage policy for PROVENGE to cover the infusion costs associated with the administration of PROVENGE, making coverage for PROVENGE consistent with all other infused biologics.

On August 3, 2011, as a result of a decrease in anticipated revenue growth in 2011, we announced plans to reduce expenses, including workforce-related expenses, to align with our near-term manufacturing requirements. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of our Development and Supply Agreement, effective October 31, 2011. This agreement was originally entered into as a potential second source for the commercial production and supply of the antigen used in the manufacture of PROVENGE.

As part of the workforce reduction and contract termination, we recorded a charge of $38.6 million for the year ended December 31, 2011 related to severance, other termination benefits and outplacement services, non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees, contract termination costs and other associated costs.

In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data contained in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which was validated on January 25, 2012. To accelerate the regulatory timeline, we will initially manufacture product for our MAA through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in mid-2013.

As of December 31, 2011, our manufacturing operations employed approximately 865 individuals and our commercial team included approximately 150 individuals employed in sales, marketing, and market access support.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010 we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer following surgical resection, and we enrolled our first patient in this trial in September 2011. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in pre-clinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8 and are in the process of analyzing the data.

CRITICAL ACCOUNTING ESTIMATES

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

Revenue Recognition

Product Revenue

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and, commencing in the fourth quarter of 2011, to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed drop shipment agreements with credit worthy third-party wholesalers (the “Wholesalers”) to sell PROVENGE, the Wholesalers assume all bad debt risk from the physician site or institution, and no allowance for bad debt is recorded. Under the terms of our distribution agreements, our return policy allows for the return of product that has expired prior to delivery, product that expires prior to infusion, product that is defective or damaged following delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition policy requires estimates of rebates and chargebacks. We have agreements with the CMS providing for a rebate on sales to eligible Medicaid patients, the Public Health Service (“PHS”) providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

Chargebacks occur when a contracted healthcare provider purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. The following table is a roll forward of our accrued chargebacks for the year ended December 31, 2011:

(in thousands)	Accrued Chargebacks
Balance at December 31, 2010	$—
Current provision related to sales made in current period	13,040
Current provision related to sales made in prior period	136
Payments/credits	(6,111)

Balance at December 31, 2011	$7,065

In the fourth quarter of 2011, we entered into agreements with certain GPOs which contract for the purchase of PROVENGE on behalf of their members and provide certain contract administration services. Eligible members of the GPOs purchase PROVENGE at the wholesaler acquisition cost, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to sales of our product to eligible GPO members.

Royalty Revenue

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. In the fourth quarter of 2011, we sold this royalty to an unrelated third-party for $125.0 million and recognized the full amount as revenue. No revenue will be recorded related to this royalty in future periods.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials as of December 31, 2011 and 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of our zero-cost inventory remained on hand. We estimate the remaining balance of this inventory will be used in research and commercial operations during the first quarter of 2012. As a result, cost of product revenue reflects, and will continue to reflect in the first quarter of 2012, a lower average per unit cost of raw materials.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. Should a holder of the 2016 Notes exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (the “FASB”) issued two Accounting Standard Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in the first quarter of 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our results of operations, cash flows or financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Revenue

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Product revenue	$213,511	$47,957	$—
Royalty revenue	128,020	18	19
Collaborative revenue	82	82	82

Total revenue	$341,613	$48,057	$101

Product revenue of $213.5 million in 2011 and $48.0 million in 2010 resulted from the commercial sale of PROVENGE following FDA approval on April 29, 2010. Product revenue for 2010 reflects approximately eight months of product sales activity. We expect product revenue to increase in 2012 as we expand commercialization.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs and to members of GPOs. Our revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates of approximately $0.8 million during the year ended December 31, 2011. No rebates were recorded for the year ended December 31, 2010. During the year ended December 31, 2011, we recorded estimated chargebacks of approximately $13.2 million. No chargebacks were recorded for the year ended December 31, 2010.

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. We recorded royalty revenue of $3.0 million during the year ended December 31, 2011, related to royalties received on sales of this product in the second and third quarters of 2011. In the fourth quarter of 2011, we sold this royalty for $125.0 million to an unrelated third-party and recognized the full amount as revenue, as we have no further obligations under the agreement. No revenue will be recorded related to this royalty in future periods.

Collaborative revenue resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of product revenue	$159,090	$28,520	$—
Gross profit(1)	54,421	19,437	—

(1)	Gross profit is calculated by subtracting cost of product revenue from product revenue.

The increase in cost of product revenue in 2011 was due to increased sales of PROVENGE and increased approved manufacturing capacity. Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

We incurred substantial costs associated with the portion of the New Jersey Facility that was not operational during the first quarter of 2011 and the year ended December 31, 2010, as well as at the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of our zero-cost inventory remained on hand. We estimate the remaining balance of this inventory will be used in research and commercial operations during the first quarter of 2012. As a result, cost of product revenue reflects, and will continue to reflect in the first quarter of 2012, a lower average per unit cost of raw materials.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution, we anticipate cost of product revenue as a percentage of product revenue will decline in future years.

Research and Development Expenses

Research and development expenses were $74.3 million in 2011, $75.9 million in 2010 and $61.6 million in 2009. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, discovery research or contract manufacturing expenses. Our research and development expenses were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Clinical programs:
Direct costs	$14.0	$10.5	$5.0
Indirect costs	28.4	47.4	51.7

Total clinical programs	42.4	57.9	56.7
Contract manufacturing expenses	19.5	9.9	—
Discovery research	12.4	8.1	4.9

Total research and development expense	$74.3	$75.9	$61.6

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

Our current product candidates and potential targets for the focus of new product candidates in research and development include:

•

DN24-02, our investigational active cellular immunotherapy for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an IND application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011. Targeted enrollment is approximately 180 patients at clinical sites throughout the United States.

•	CA9 and CEA, antigen targets for the study of potential active cellular immunotherapies, currently both in pre-clinical development.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We are developing an orally-available, small molecule targeting TRPM8 that could be applicable to multiple types of cancer in advanced cancer patients. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8 and are in the process of analyzing the data.

For the years ended December 31, 2011, 2010 and 2009, research and development costs incurred related to these product candidates and potential targets were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
DN24-02	$3.0	$1.2	$0.2
CA9	2.0	1.0	—
TRPM8	0.5	1.5	2.5

	$5.5	$3.7	$2.7

Research and development costs associated with CEA for each period presented were immaterial.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011 we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the E.U. Research and development costs associated with PROVENGE in the United States for each period presented, and associated with PROVENGE in the E.U. in 2011, were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
PROVENGE — United States	$49.9	$72.2	$58.9
PROVENGE — European Union	18.9	—	—

	$68.8	$72.2	$58.9

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly-changing industry environment. To obtain approval of a product candidate from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the United States, is costly in time and effort, and may require significant capital investment.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in foreign markets. For example, the FDA or the equivalent in jurisdictions outside the United States may determine that our data is not sufficiently compelling to warrant marketing approval and may require that we engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $361.3 million in 2011, $235.8 million in 2010 and $38.6 million in 2009. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses include the expenses associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011 and the year ended December 31, 2010, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011, and related costs of personnel in training. The significant increase in selling, general and administrative expenses in 2011 as compared to 2010, and 2010 as compared to 2009, was primarily attributable to higher payroll costs from increased headcount and commercial product launch activities, including non-operational manufacturing capacity.

Each of our facilities requires approval by the FDA prior to the manufacture of PROVENGE (for clinical or commercial manufacture), and accordingly, are not operational until such approval. We incurred pre-operational costs associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011. These costs include facilities-related expenditures prior to FDA approval, administrative costs associated with training personnel and training a workforce to operate the facility upon FDA approval, as well as the cost of outside consultants and other administrative expenses. In addition, we have incurred start-up costs related to the transfer of technology and training at the facilities. Pre-operational costs incurred at the facilities and related to start-up activities for the years ended December, 2011 and 2010 were approximately $87.0 million and $105.0 million, respectively. Similar costs are classified as cost of product revenue when the related commercial operations commence.

Restructuring and Contract Termination Expenses

Restructuring

On August 3, 2011, as a result of a decrease in anticipated revenue growth in 2011, we announced plans to reduce expenses, including workforce-related expenses, to align with our near-term manufacturing requirements. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

As a result of this workforce reduction, we recorded a charge of $19.4 million related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. The amount is included in “Restructuring and contract termination” in the statement of operations for the year ended December 31, 2011.

We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring. We expect to pay the amounts owed within the next three months.

Contract Termination

On September 1, 2011 we provided written notice to GSK of termination of our Development and Supply Agreement, effective October 31, 2011. The agreement was originally entered into as a potential second source for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We terminated the agreement due to unforeseen delays and implementation difficulties experienced by GSK in achieving the commercial purpose of the agreement. Assets included in our prepaid expense and other current assets balance related to the agreement were deemed unusable and, as such, we incurred an expense of $14.8 million, included in “Restructuring and contract termination” in the statement of operations for the year ended December 31, 2011. As the manufacturing phase had not yet commenced, and as no production runs or product batches had been initiated as of September 1, 2011, all previously issued product orders were cancelled.

As a result of the contract termination, we recorded a charge of $19.2 million for the year ended December 31, 2011. The amount is included in “Restructuring and contract termination” in the statement of operations for the year ended December 31, 2011. Refer to ITEM 3 for further discussion of a legal proceeding related to this matter.

Interest Income

Interest income was $1.4 million in 2011, $1.1 million in 2010 and $1.0 million in 2009. The increase in interest income in 2011 was primarily due to increased holdings of cash and investments as a result of the net proceeds of $607.1 million realized from the offering of our 2016 Notes in January and February 2011. The slight increase in interest income in 2010 as compared to 2009 was primarily due to higher average investment balances during 2010.

Interest Expense

Interest expense was $47.7 million in 2011, $1.6 million in 2010 and $2.3 million in 2009. The increase in interest expense in 2011 as compared to 2010 was due to the issuance of our 2016 Notes in the first quarter of 2011, which resulted in non-cash interest expense related to amortization of the debt discount and debt issuance costs of $23.0 million for the year ended December 31, 2011. In addition, we incurred interest expense of $16.8 million for the year ended December 31, 2011, based on the 2.875% stated coupon rate of our 2016 Notes. Refer to Liquidity and Capital Resources: Financings from the Sale of Securities and Issuance of Convertible Notes for further discussion of the accounting for our 2016 Notes.

The decrease in interest expense in 2010 compared to 2009 was primarily due to increased capitalized interest expense in 2010 related to the construction of our manufacturing facilities.

Warrant Liability

Non-operating loss associated with the increase in our warrant liability for the years ended December 31, 2010 and 2009 was $142.6 million and $118.8 million, respectively. The fair value was calculated using the BSM model and was revalued at each reporting period and at the date of exercise in May 2010. Therefore the fair value of the warrants will have no future impact on our results of operations.

Income Taxes

We recognized $0.4 million in income tax benefit in 2010 relating to refundable credits, compared with no income tax expense or benefit in 2011 or 2009.

As of December 31, 2011, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $1.08 billion and $341.0 million, respectively. We also had federal and state research and development credit carryforwards (“R&D credits”) of approximately $24.9 million and $2.6 million, respectively. The NOLs and R&D credits expire at various dates, beginning in 2012 through 2031, if not utilized. Utilization of the NOLs and R&D credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets include net operating loss carryforwards, research credits and stock-based compensation. Our total deferred tax assets of $461.9 million and $353.6 million at December 31, 2011 and 2010, respectively, have been fully offset by a valuation allowance.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal years 2011 and 2010 are $156.1 million and $146.7 million, respectively.

Stock-Based Compensation Expense

We recorded stock-based compensation expense in the consolidated statements of operations for 2011, 2010 and 2009 as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cost of product revenue	$5.7	$1.5	$—
Research and development	7.3	8.4	8.2
Selling, general and administrative	42.3	30.4	9.0
Restructuring	5.0	—	—

	$60.3	$40.3	$17.2

Total stock-based compensation expense recognized in the consolidated statement of operations for 2011, 2010 and 2009 increased our net loss per share by $0.41, $0.29 and $0.16, respectively. The increase in stock-based compensation expense in 2011 and 2010 was primarily related to increased headcount and the increased valuation of stock options and restricted stock awards granted in 2010 and in the first half of 2011 as a result of our increased stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2011, we had approximately $617.7 million in cash, cash equivalents, and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income, commercial sale of PROVENGE and, most recently, the sale of the boceprevir royalty.

Net cash used in operating activities for the years ended December 31, 2011, 2010 and 2009 was $242.3 million, $267.5 million and $85.0 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE in 2011 and 2010, research and development expenses including clinical trial costs, contract manufacturing costs and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities in 2011 and 2010, as compared to 2009, resulted from expenses associated with the commercial launch of PROVENGE including working capital needs to support increased inventory and increased selling, general and administrative expense, primarily as a result of an increase in personnel from 414 as of December 31, 2009 to 1,316 as of December 31, 2010 and to 1,495 as of December 31, 2011. This increase in net cash used in operating activities in 2011 was offset by cash received from the commercial sale of PROVENGE and the sale of the boceprevir royalty in the fourth quarter of 2011.

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was $71.8 million, $90.0 million and $208.1 million, respectively. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consisted primarily of purchases of property and equipment. Purchases of property and equipment of $140.6 million in 2010 were substantially higher than $25.4 million in 2011 and $65.9 million in 2009, due to expenditures for the three manufacturing facility build-outs.

Net cash provided by financing activities was $608.2 million in 2011, $80.7 million in 2010 and $643.3 million in 2009. Cash provided by financing activities in 2011 was due to the offering of our 2016 Notes, from which we realized net proceeds of approximately $607.1 million. Cash provided by financing activities in 2010 was due to the exercise of the warrants in exchange for 8.0 million shares of common stock, resulting in aggregate cash proceeds of $71.4 million. The decrease in net cash provided by financing activities in 2010 was primarily due to the absence of any public offerings in 2010, while cash provided from common stock issuances in May 2009 and December 2009 resulted in net proceeds of $630.3 million.

We believe that our current cash on hand as of December 31, 2011, together with revenue generated from commercial sales of PROVENGE and the reduced levels of spending following the restructuring during the third quarter of 2011, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, continue our clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. We expect revenue from PROVENGE product sales could be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

•	continued investment in marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the United States,

•	continuing and expanding our internal research and development programs,

•

engaging in clinical trials outside of the United States, commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the United States, and

•	working capital needs.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We have provided the bank that issued the letter of credit on our behalf, a security deposit of $2.2 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of December 31, 2011.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The lease term is for eight years. The aggregate rent payable under the lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of December 31, 2011.

Prior to moving to these two facilities, we had leased space at three locations in Seattle, Washington, all of which leases expired in 2011.

Manufacturing Facilities Leases

In August 2005, we entered into an agreement to lease the New Jersey Facility, which represents approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease agreement originally expired in November 2012; however in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the ten-year extension is $12.7 million.

The New Jersey lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of December 31, 2011 and 2010 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of the New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. In March 2011, this security deposit was reduced to $0.3 million and is recorded as a long-term investment on our consolidated balance sheet as of December 31, 2011.

In July 2009, we entered into a lease with Majestic Realty Co. for the Atlanta Facility, consisting of approximately 156,000 square feet in Atlanta, Georgia for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.

In August 2009, we entered into a lease with Knickerbocker Properties, Inc. XLVI for the Orange County Facility, consisting of existing building space totaling approximately 184,000 rentable square feet for use as a manufacturing facility following build-out which was substantially completed in 2010. The initial lease term is for ten and a half years, expiring in December 2019, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit, which is secured by a deposit of $2.2 million recorded as a long-term investment on our consolidated balance sheets.

The three manufacturing facility leases each have a provision requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations.

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc. (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of $10.8 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2011 of $13.2 million, bear interest at rates ranging from 2.9% to 11.7% per year.

Financings from the Sale of Securities and Issuance of Convertible Notes

Equity Offering Proceeds

In December 2009, we received net proceeds of $409.5 million after deducting underwriting commissions and estimated offering expenses from our issuance of 17.3 million shares of common stock at the public offering price of $24.75 per share.

In May 2009, we received net proceeds of $220.8 million after deducting underwriting commissions and estimated offering expenses from our issuance of 12.0 million shares of common stock at the public offering price of $19.20 per share.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2011.

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

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2016 Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of the common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. At December 31, 2011, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $508.4 million, and the remaining unamortized debt discount was $111.6 million. Amortization of the debt discount and debt issuance costs for the year ended December 31, 2011 resulted in non-cash interest expense of $23.0 million. In addition, interest expense based on the 2.875% stated coupon rate of the 2016 Notes was $16.8 million for the year ended December 31, 2011.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and our estimated expenses, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% semi-annually in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. In certain circumstances, additional amounts may become due as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “2014 Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million, $3.9 million and $2.9 million during 2011, 2010 and 2009, respectively.

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes.

The 2014 Notes are subject to repurchase by us at the option of the holder following a “fundamental change,” as defined in the 2014 Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change may, in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share split or share combination) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of common shares were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of the common stock in connection with a dividend or distribution. The 2014 Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged 24.9 million principal face amount of the 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. The premium is recorded as a loss on debt conversion of $4.7 million in other expense in the consolidated statement of operations for 2010.

As of December 31, 2011 and 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million.

Contractual Commitments

The following are contractual commitments at December 31, 2011 associated with supply agreements and debt and lease obligations, including interest:

	Total	1 Year	2-3 Years	4-5 Years	Thereafter
	(In thousands)
Contractual Commitments:
Convertible senior notes (2016 Notes) (including interest)(1)	$691,301	$8,913	$35,650	$646,738	—
Convertible senior subordinated notes (2014 Notes) (including interest)(1)	30,973	1,315	29,658	—	—
Facility lease obligations (including interest)(2)	25,526	1,862	3,806	4,028	15,830
Contractual commitments(3)	96,062	52,231	43,831	—	—
Capital leases (including interest)(4)	15,333	3,390	8,176	3,767	—
Operating leases(5)	69,531	10,565	20,464	18,493	20,009

	$928,726	$78,276	$141,585	$673,026	$35,839

(1)	See Note 10 to our Consolidated Financial Statements for additional information related to the 2016 Notes and 2014 Notes.

(2)

See Note 9 to our Consolidated Financial Statements for additional information related to our facility lease obligations. Our facility lease obligation commitment reflects the initial term of the lease and a renewal period.

(3)	See Note 16 to our Consolidated Financial Statements for additional information related to our contractual commitments with Fujifilm.

(4)	See Note 9 to our Consolidated Financial Statements for additional information related to our capital lease obligations.

(5)

See Note 16 to our Consolidated Financial Statements for additional information related to contractual commitments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	our ability to successfully commercialize PROVENGE and grow sales in the United States sufficient to sustain our operations;

•	whether we have adequate financial resources and access to capital to fund continued development and potential commercialization of other potential product candidates we may develop;

•	our ability to gain regulatory approval for PROVENGE in the E.U. and other potential markets;

•	our ability to successfully manufacture PROVENGE and any other product candidates with required quality;

•	the extent and speed at which the cost of PROVENGE and any other product candidates we may develop are reimbursed by government and third-party payors;

•	the extent to which PROVENGE and any products that we are able to commercialize will be accepted by the market as first line preferred therapy and prescribed by physicians;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our dependence on single-source vendors for some of the components used in our product candidates;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any litigation including intellectual property litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

In addition, in this annual report the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “potential,” “possible,” or “opportunity,” the negative of these words or similar expressions, as they relate to us, our business, future financial or operating performance or our management, are intended to identify forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure to any single issuer or security issuance and defines allowable investments. Pursuant to our policy, auction rate or asset-backed securities without a guarantee by the United States government are not permitted to be purchased. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

As of December 31, 2011 and 2010, we had short-term investments of $111.5 million and $121.8 million, respectively, and long-term investments of $79.1 million and $22.5 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2011, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.2 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2011, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Dendreon Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Dendreon Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 28, 2012

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the caption “Election of Directors.” Information relating to our executive officers is incorporated by reference to our 2012 Proxy Statement under the caption “Executive Officers of the Registrant.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in our 2012 Proxy Statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.    We have equity incentives outstanding under the Company’s 2000 Equity Incentive Plan (“2000 Plan”), 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), and 2009 Equity Incentive Plan (the “2009 Plan”). In addition, our eligible employees participate in our Employee Stock Purchase Plan (the “ESPP”). The 2000 Plan and the 2002 Plan expired in 2010 and February 2012, respectively, however they still govern outstanding awards originally issued under the relevant plan. The following table provides information as of December 31, 2011, regarding the 2000 Plan, the 2002 Plan, the 2009 Plan and the ESPP:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	2,259,695	$26.16	(3)	9,026,349	(4)
Equity compensation plans not approved by stockholders(2)	316,384	$24.74		73,515

Total	2,576,079	$25.98		9,099,864

(1)	These plans are the 2000 Plan, the 2009 Plan and the ESPP.

(2)

This plan is the 2002 Plan. See Note 12 to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan. In January 2012, we also adopted the 2012 Equity Incentive Inducement Plan, pursuant to which we may issue up to 3,000,000 shares of our common stock to newly hired employees as a material inducement to their decision to join the company.

(3)	Includes information relating solely to options to purchase common stock under the 2000 and 2009 Plan.

(4)	Of these shares, 1,133,140 remained available for purchase under the ESPP as of December 31, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2012 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

(2)	Financial Statement Schedules.

None required.

(3)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.		10-Q	3/31/2002	3.1	5/14/2002
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K		3.1	6/13/2005
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dendreon Corporation		8-K		3.1	6/16/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.4	Amended and Restated Bylaws.		8-K		3.1	12/7/2011
4.1	Specimen Common Stock certificate.		S-1/A		4.1	5/22/2000
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		4.1	9/25/2002
4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		99.2	9/25/2002
4.4	Form of Right Certificate.		8-K		99.3	9/25/2002
4.5	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.		8-K		10.1	6/12/2007
4.6	Amendment to Common Stock Purchase Warrant dated May 18, 2010.		8-K		4.1	5/19/2010
4.7	First Supplemental Indenture, dated as of January 20, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A.		8-K		10.01	1/20/2011
10.1	Indemnity Agreement between the registrant and each of its directors and certain of its officers.		S-1		10.1	10/11/2000
10.2	Amended and Restated 2000 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.3	3/14/2007
10.3	Amended and Restated 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.4	3/14/2007
10.4	2000 Employee Stock Purchase Plan.*		S-1		10.3	10/11/2000
10.5	2009 Offering under the Amended and Restated 2000 Employee Stock Purchase Plan.*		10-K	12/31/2008	10.6	3/12/2009
10.6	Form of Stock Option Agreement under 2000 Equity Incentive Plan.*		8-K		10.33	6/13/2005
10.7	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.*		8-K		10.34	6/13/2005
10.8	Form of Stock Option Agreement (Nonstatutory Stock Options) under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.1	5/10/2010
10.9	Form of Incentive Stock Option Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.2	5/10/2010
10.10	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.3	5/10/2010
10.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.		8-K		10.41	12/28/2005

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.12†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.		10-Q	9/30/2008	10.1	11/10/2008
10.13	Second Amendment to Supply Agreement, dated as of May 6, 2010, by and between Dendreon Corporation and Diosynth RTP Inc.		8-K		10.1	5/13/2010
10.14	Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.		8-K		10.36	8/18/2005
10.15	Dendreon Corporation 2009 Equity Incentive Plan.*		DEF 14A		Appendix A	4/30/2009
10.16	Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.1	8/10/2009
10.17	Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.2	8/10/2009
10.18	Leukapheresis Services Agreement with the American Red Cross, dated September 24, 2009.		8-K		99.2	9/29/2009
10.19†	Development and Supply Agreement, dated as of September 15, 2010, by and between Dendreon Corporation and GlaxoSmithKline LLC.		8-K		10.1	9/21/2010
10.20†	Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-K	12/31/2010	10.36	3/1/2011
10.21	Sublease, dated as of February 28, 2011, by and between Zymogenetics, Inc. and Dendreon Corporation		10-K	12/31/2010	10.36	3/1/2011
10.22	Executive Employment Agreement dated August 30, 2011 between John E. Osborn and the Company.*		8-K		10.1	8/31/2011
10.23	Form of Executive Employment Agreement with certain named executive officers.*		8-K		10.1	11/2/2011

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.24	2012 Equity Incentive Inducement Award Plan.*		8-K		10.1	1/19/2012
10.25	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.2	1/19/2012
10.26	Form of Restricted Stock Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.3	1/19/2012
10.27	Amendment to Executive Employment Agreement, dated January 31, 2012, between the Company and Mitchell H. Gold, M.D.*		8-K		10.1	2/3/2012
10.28	Employment Agreement, dated January 31, 2012, between the Company and John H. Johnson.*		8-K		10.2	2/3/2012
10.29	Form of (Restricted) Stock Award Agreement under 2002 Broad Based Equity Incentive Plan.*	X
10.30	Dendreon Corporation Incentive Plan.*	X
12	Computation of Ratio of Earnings to Fixed Charges.	X
21.1	Dendreon Corporation List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (contained on signature page).	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Definitions Document
101	Instance Document
101	Schema Document
101	Calculation Linkbase Document
101	Labels Linkbase Document
101	Presentation Linkbase Document

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of February, 2012.

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson President and Chief Executive Officer

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox Vice President, Finance (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints John H. Johnson and Gregory T. Schiffman, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H. Johnson John H. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Gregory T. Schiffman Gregory T. Schiffman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2012

/s/ Gregory R. Cox Gregory R. Cox	Vice President, Finance (Principal Accounting Officer)	February 28, 2012

/s/ Mitchell H. Gold Mitchell H. Gold, M.D.	Executive Chairman of the Board of Directors	February 28, 2012

/s/ Richard B. Brewer Richard B. Brewer	Director	February 28, 2012

/s/ Susan B. Bayh Susan B. Bayh	Director	February 28, 2012

/s/ Gerardo Canet Gerardo Canet	Director	February 28, 2012

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	February 28, 2012

/s/ Dennis M. Fenton Dennis M. Fenton	Director	February 28, 2012

/s/ Pedro P. Granadillo Pedro P. Granadillo	Director	February 28, 2012

/s/ David C. Stump David C. Stump	Director	February 28, 2012

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	February 28, 2012

/s/ Douglas G. Watson Douglas G. Watson	Lead Independent Director	February 28, 2012

DENDREON CORPORATION

Report of Independent Registered Public Accounting Fir m

The Board of Directors and Stockholders

of Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2011 and 2010, and the consolidated related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dendreon Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 28, 2012

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$427,100	$132,995
Short-term investments	111,525	121,796
Trade accounts receivable	35,541	12,679
Inventory	69,502	30,928
Prepaid antigen costs	7,490	17,656
Prepaid expenses and other current assets	19,064	14,340

Total current assets	670,222	330,394
Property and equipment, net	242,505	246,889
Long-term investments	79,071	22,505
Other assets	9,693	4,165

Total assets	$1,001,491	$603,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,807	$7,847
Accrued liabilities	35,581	19,842
Accrued compensation	24,703	17,410
Restructuring and contract termination liability	4,752	—
Current portion of capital lease obligations	3,855	4,045
Current portion of facility lease obligations	1,018	935

Total current liabilities	77,716	50,079
Long-term accrued liabilities	7,087	6,760
Capital lease obligations, less current portion	9,384	7,099
Facility lease obligations, less current portion	18,564	19,556
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016	508,418	—
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 149,169,279 and 147,448,208 shares issued and outstanding at December 31, 2011 and 2010, respectively	147	145
Additional paid-in capital	1,913,265	1,715,522
Accumulated other comprehensive income (loss)	(35)	41
Accumulated deficit	(1,560,740)	(1,222,934)

Total stockholders’ equity	352,637	492,774

Total liabilities and stockholders’ equity	$1,001,491	$603,953

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Product revenue	$213,511	$47,957	$—
Royalty and other revenue	128,102	100	101

Total revenue	341,613	48,057	101
Operating expenses:
Cost of product revenue	159,090	28,520	—
Research and development	74,290	75,941	61,586
Selling, general and administrative	361,342	235,760	38,556
Restructuring and contract termination	38,587	—	—

Total operating expenses	633,309	340,221	100,142

Loss from operations	(291,696)	(292,164)	(100,041)
Other income (expense):
Interest income	1,415	1,144	964
Interest expense	(47,705)	(1,588)	(2,321)
Loss on debt conversion	—	(4,716)	—
Loss from valuation of warrant liability	—	(142,567)	(118,763)
Other income	180	—	—

Net loss before income tax benefit	(337,806)	(439,891)	(220,161)
Income tax benefit	—	411	—

Net loss	($337,806)	($439,480)	($220,161)

Basic and diluted net loss per share	($2.31)	($3.18)	($2.04)

Shares used in computation of basic and diluted net loss per share	146,163	138,206	108,050

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	97,040,600	$95	$590,159	$45	($563,293)	$27,006
Exercise of stock options for cash and other	2,229,953	2	14,934	—	—	14,936
Issuance of common stock under the Employee Stock Purchase Plan	386,125	1	1,599	—	—	1,600
Issuance of common stock (net of issuance cost of $26,663)	29,229,166	30	630,275	—	—	630,305
Conversion of convertible debt	3,255,947	3	32,712	—	—	32,715
Non-cash stock-based compensation expense	—	—	17,212	—	—	17,212
Issuance of restricted stock grants, net of cancellations	1,343,624	—	—	—	—	—
Net loss	—	—	—	—	(220,161)	(220,161)
Net unrealized loss on securities available-for-sale	—	—	—	(49)	—	(49)

Comprehensive loss						(220,210)

Balance, December 31, 2009	133,485,415	$131	$1,286,891	($4)	($783,454)	$503,564

Exercise of stock options for cash and other	1,596,258	2	7,509	—	—	7,511
Issuance of common stock under the Employee Stock Purchase Plan	636,369	1	4,406	—	—	4,407
Conversion of convertible debt	2,546,232	3	29,582	—	—	29,585
Non-cash stock-based compensation expense	—	—	40,262	—	—	40,262
Issuance of restricted stock grants, net of cancellations	1,183,934	—	—	—	—	—
Exercise of warrants	8,000,000	8	346,872	—	—	346,880
Net loss	—	—	—	—	(439,480)	(439,480)
Net unrealized gain on securities available-for-sale	—	—	—	45	—	45

Comprehensive loss						(439,435)

Balance, December 31, 2010	147,448,208	$145	$1,715,522	$41	($1,222,934)	$492,774

Exercise of stock options for cash and other	475,225	1	3,170	—	—	3,171
Issuance of common stock under the Employee Stock Purchase Plan	414,589	—	5,872	—	—	5,872
Issuance of convertible debt	—	—	130,118	—	—	130,118
Non-cash stock-based compensation expense	—	—	58,583	—	—	58,583
Issuance of restricted stock grants, net of cancellations	831,257	1	—	—	—	1
Net loss	—	—	—	—	(337,806)	(337,806)
Net unrealized loss on securities available-for-sale	—	—	—	(76)	—	(76)

Comprehensive loss						(337,882)

Balance, December 31, 2011	149,169,279	$147	$1,913,265	($35)	($1,560,740)	$352,637

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	($337,806)	($439,480)	($220,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	36,674	15,821	4,662
Non-cash stock-based compensation expense	60,261	40,262	17,212
Loss on valuation of warrant liability	—	142,567	118,763
Amortization of securities discount and premium	2,375	1,540	648
Amortization of convertible notes discount and debt issuance costs	23,174	1,425	428
Loss on conversion of debt	—	4,716	—
Asset impairment related to contract termination	14,830	—	—
Other	1,128	247	(82)
Changes in operating assets and liabilities:
Trade accounts receivable	(22,862)	(12,679)	—
Inventory	(17,565)	(17,054)	(1,882)
Prepaid antigen costs	(10,843)	(10,673)	(18,975)
Prepaid expenses and other assets	(17,727)	(10,652)	(4,463)
Accounts payable	(40)	5,590	2,020
Accrued liabilities and compensation	21,354	10,840	16,856
Restructuring and contract termination liability	4,752	—	—

Net cash used in operating activities	(242,295)	(267,530)	(84,974)
Investing Activities:
Maturities and sales of investments	286,371	362,713	73,951
Purchases of investments	(332,769)	(312,064)	(216,094)
Purchases of property and equipment	(25,423)	(140,629)	(65,912)

Net cash used in investing activities	(71,821)	(89,980)	(208,055)
Financing Activities:
Net proceeds from issuance of convertible debt	607,129	—	—
Proceeds from exercise of warrant	—	71,360	—
Proceeds from common stock offering, net of issuance costs	—	—	630,305
Payments on long-term debt	—	—	(2,194)
Payments on facility lease obligations	(5,664)	(685)	(194)
Payments on capital lease obligations	(909)	(1,959)	(365)
Proceeds from release of security deposits	2,517	222	3,875
Payments on letters of credit	(3,895)	(180)	(4,628)
Issuance of common stock under the Employee Stock Purchase Plan	5,872	4,407	1,600
Net proceeds from exercise of stock options and other	3,171	7,511	14,936

Net cash provided by financing activities	608,221	80,676	643,335

Net increase (decrease) in cash and cash equivalents	294,105	(276,834)	350,306
Cash and cash equivalents at beginning of year	132,995	409,829	59,523

Cash and cash equivalents at end of year	$427,100	$132,995	$409,829

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$24,889	$3,569	$3,299
Conversion of debt into common stock	—	24,850	32,715
Assets acquired under facility and capital leases	7,759	18,031	8,458
Increase in asset retirement obligation	—	5,157	1,106
Exercise of warrant	—	275,520	—

See accompanying notes.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

Business

Dendreon Corporation (referred to as “Dendreon”, the “Company”, “we”, “us”, or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapy and small molecule product candidates to treat a wide range of cancers.

PROVENGE® (sipuleucel-T), is our first commercialized product licensed by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and, commencing in the fourth quarter of 2011, to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician site. Product returns are limited to those instances in which the provider receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

As we executed drop shipment agreements with three credit worthy third-party wholesalers (the “Wholesalers”) to sell PROVENGE, the Wholesalers assume all bad debt risk from the physician site or

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

institution, and no allowance for bad debt is recorded. Under the terms of our distribution agreements, our return policy allows for the return of product that has expired prior to delivery, product that expires prior to infusion, product that is defective or damaged following delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition policy requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients, the Public Health Service (“PHS”) providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients.

For sales of our product to eligible Medicaid patients, the healthcare provider purchases our product at full price, and then receives a rebate from the state for the amount paid in excess of the contract price. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.4 million for the year ended December 31, 2011. For the year ended December 31, 2010, we recorded no rebates.

Chargebacks occur when a contracted healthcare provider purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. The Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the healthcare providers. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product sales revenue and trade accounts receivable. For the year ended December 31, 2011, we recorded estimated chargebacks of approximately $13.2 million. For the year ended December 31, 2010, we recorded no chargebacks. The following table is a roll forward of our accrued chargebacks for the year ended December 31, 2011:

(in thousands)	Accrued Chargebacks
Balance at December 31, 2010	$—
Current provision related to sales made in current period	13,040
Current provision related to sales made in prior period	136
Payments/credits	(6,111)

Balance at December 31, 2011	$7,065

In the fourth quarter of 2011, we entered into agreements with certain GPOs which contract for the purchase of PROVENGE on behalf of their members and provide certain contract administration services. Eligible members of the GPOs purchase PROVENGE at the wholesaler acquisition cost, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. We recorded estimated rebates of approximately $0.4 million for the year ended December 31, 2011.

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELIS™ (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. Royalty revenue and royalty receivables were recorded in the period earned, in advance of collection. In the fourth quarter of 2011, we sold this royalty for $125.0 million and recognized the full amount as revenue, as we have no further obligations under the agreement.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials as of December 31, 2011 and 2010, but we may also have work in process at any given time. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts. As of December 31, 2011, approximately $4.7 million of our zero-cost inventory remained on hand. As a result, cost of product revenue reflects, and will continue to reflect in the first quarter of 2012, a lower average per unit cost of raw materials.

Prepaid Antigen Costs

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”), to manufacture the recombinant antigen used in the manufacture of PROVENGE. The Company takes title to this material when accepted from Fujifilm and stores it as raw material inventory for manufacturing and eventual sale. The prepaid costs of these materials are transferred to inventory as antigen is received.

Research and Development Expenses

Nonrefundable prepayments for research and development goods and services are deferred and recognized as the services are rendered. Research and development expenses include, but are not limited to, payroll and personnel expenses, lab expenses, clinical trial and related clinical manufacturing costs, facilities and related overhead costs.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to sixteen years. Included in fixed assets is the cost of internally developed software. We expense all costs related to internally developed software, other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. Estimated useful lives of furniture and fixtures and laboratory and manufacturing equipment are seven years, office equipment is five years, buildings range from twelve to sixteen years and computers and software are three years. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are stated at cost and amortized using the straight-line method over the remaining life of the lease or ten years, whichever is shorter. Construction in progress is reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are deemed ready for their intended use and placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the related assets.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have classified our entire investment portfolio as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity and included in accumulated other comprehensive income (loss). The cost of investments is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Interest earned on securities is included in interest income. Gains are recognized when realized in our consolidated statements of operations. Losses are recognized when realized or when we have determined that an other-than-temporary decline in fair value has occurred.

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

For details of the issuance and additional information regarding the 2016 Notes, see Note 10.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

Debt issuance costs related to our 2016 Notes were allocated to the liability and equity components in accordance with ASC 470-20. We are amortizing the debt issuance costs allocated to the liability component of the 2016 Notes to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The debt issuance costs allocated to the equity component of the 2016 Notes were recorded as an offset to additional paid-in capital. See Note 10 for further details of the issuance and additional information regarding the 2016 Notes.

Debt issuance costs related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized to interest expense through the earlier of the maturity date of the 2014 Notes or the date of conversion.

Warrant Liability

On April 3, 2008, we issued 8.0 million shares (the “Shares”) of our common stock, and warrants (the “Warrants”) to purchase up to 8.0 million shares of common stock to an institutional investor (the “Investor”). The Investor purchased the Shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010 (the “Exercise Date”), we entered into an amendment (the “Amendment”) to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8.0 million shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also grant restricted stock awards that generally vest and are expensed over a four-year period. In 2011 and 2010, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest.

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

Concentrations of Risk

We are subject to concentration of risk from our single-source vendors for some components necessary for PROVENGE. Our risk for single-source vendors is managed by maintaining a certain level of existing stock of components and a continued effort to establish additional suppliers.

We are also subject to concentration of risk from our investments. Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits our credit exposure to any single issuer and defines allowable investments. Pursuant to our policy, auction rate or asset-backed securities without a guarantee by the United States government are not permitted to be purchased. The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

We actively monitor and manage our portfolio. If necessary, we believe we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (the “FASB”) issued two Accounting Standard Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in the first quarter of 2012 and retrospective application will be required. These ASUs will change our financial statement presentation of comprehensive income but will not impact our results of operations, cash flows or financial position.

3.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
December 31, 2011
Due in one year or less	$111,539	$111,525
Due after one year through two years	79,090	79,071

	$190,629	$190,596

December 31, 2010
Due in one year or less	$121,756	$121,796
Due after one year through two years	22,504	22,505

	$144,260	$144,301

Our gross realized gains and losses on sales of available-for-sale securities were not material for 2011, 2010 or 2009.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
December 31, 2011
Demand deposit	$7,999	$—	$—	$7,999
Corporate debt securities	144,771	93	(126)	144,738
Government-sponsored enterprises	25,348	—	(18)	25,330
United States treasury notes	12,511	18	—	12,529

	$190,629	$111	($144)	$190,596

December 31, 2010
Demand deposit	$6,232	$—	$—	$6,232
Corporate debt securities	59,778	21	(21)	59,778
Government-sponsored enterprises	63,199	39	(8)	63,230
United States treasury notes	15,051	10	—	15,061

	$144,260	$70	($29)	$144,301

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of our securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2011.

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell, the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of December 31, 2011. See Note 4 for further discussion.

We had $8.0 million and $6.2 million in secured deposits for various letters of credit as of December 31, 2011 and 2010, respectively, which are classified as long-term investments.

4.    FAIR VALUE MEASUREMENTS

We currently measure and report at fair value our cash equivalents and investment securities (financial assets). We also measured and reported at fair value our warrant liability, prior to exercise of the Warrants in the second quarter of 2010. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:

Level 1	—	Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2	—	Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our financial assets measured at fair value on a recurring basis (in thousands):

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
December 31, 2011
Money market	$396,193	$396,193	$—	$—
Commercial paper	17,990	—	17,990	—
Corporate debt securities	144,738	—	144,738	—
Government-sponsored enterprises	25,330	—	25,330	—
United States treasury notes	12,529	—	12,529	—

Total financial assets	$596,780	$396,193	$200,587	$—

December 31, 2010
Money market	$112,138	$112,138	$—	$—
Commercial paper	9,997	—	9,997	—
Corporate debt securities	59,778	—	59,778	—
Government-sponsored enterprises	63,230	—	63,230	—
United States treasury notes	15,061	—	15,061	—

Total financial assets	$260,204	$112,138	$148,066	$—

Our fixed income investment securities are valued using the market approach.

The fair value of the 2016 Notes as of December 31, 2011 was approximately $428.6 million based on the last trading price as of December 31, 2011. The fair value of the 2014 Notes as of December 31, 2011 and 2010 was approximately $38.8 million and $98.0 million, respectively, based on the average trading prices of the 2014 Notes or similar instruments near year end.

The carrying amounts reflected in the consolidated balance sheets for cash, trade accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease and facility lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5.    INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $69.5 million and $30.9 million as of December 31, 2011 and 2010, respectively.

6.    PREPAID EXPENSES

As of December 31, 2011 and 2010, there was $7.5 million and $17.7 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Fujifilm is obligated to manufacture.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, as of December 31, 2011 and 2010, there was $5.9 million and $7.3 million, respectively, included in “Prepaid expenses and other current assets” and “Other assets” on our consolidated balance sheets related to costs associated with agreements to provide second source suppliers for materials used in the manufacture of PROVENGE and to qualify a contract manufacturer for production of PROVENGE.

7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Furniture and office equipment	$4,910	$4,591
Laboratory and manufacturing equipment	33,672	15,653
Computer equipment and software	57,330	44,490
Leasehold improvements	183,095	118,102
Buildings	30,330	18,053
Construction in progress	8,310	93,033

	$317,647	$293,922
Less accumulated depreciation and amortization	(75,142)	(47,033)

	$242,505	$246,889

We have three facility leases with provisions requiring that we restore the buildings to their original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration for these obligations. The following table is a roll forward of our asset retirement obligations (in thousands):

Description	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance, January 1	$6,610	$1,322
Additions	—	5,157
Accretion	409	131

Ending balance	$7,019	$6,610

For further description of the facility leases, see Notes 9 and 16, which include the applicable future minimum payments under the leases.

In December 2010, we entered into an industrial development revenue bond transaction related to our Atlanta Facility. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $63.3 million as of December 31, 2010, to a local governmental authority in the United States to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in our consolidated balance sheets as all risks and benefits remain with us.

As of December 31, 2011, construction in progress of $8.3 million included $2.8 million related to improvements at our facilities, $1.4 million related to lab improvements and $4.1 million in software and other.

Depreciation expense, including the depreciation of assets acquired through capital leases, for the years ended December 31, 2011, 2010 and 2009 was $36.7 million, $15.8 million and $4.7 million, respectively. We capitalized interest of $1.2 million, $3.5 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Deferred rent	$6,668	$1,187
Accrued property and equipment	2,880	4,454
Inventory receipts	4,377	3,022
Accrued consulting and other services	10,891	7,591
Accrued interest	295	105
Accrued service fees and rebates	3,496	306
Other accrued liabilities	6,974	3,177

	$35,581	$19,842

9.    FINANCING OBLIGATIONS AND DEBT

In August 2005, we entered into an agreement to lease commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”) and, in accordance with ASC 840-40-15-5, were deemed the owner of the New Jersey Facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $8.6 million at the commencement of construction. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 16 for inclusion of these payments in the future minimum lease payments disclosure. The New Jersey Facility lease obligation has, as amended, an extended term of 17 years expiring in November 2022, with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7-year term of the New Jersey lease and a 10-year renewal. The future minimum payments of the New Jersey Facility lease obligation, as presented below, reflect such 17-year period. The New Jersey lease may be renewed for up to an additional 15 years beyond the 17-year term. The remaining facility lease obligation related to this facility was $7.5 million as of December 31, 2011.

In August 2009, we entered into a lease for existing building space in Orange County, California (the “Orange County Facility”) for use as a manufacturing facility following build-out and, in accordance with ASC 840-40-15-5, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.7 million upon taking possession of the facility and subsequently beginning construction. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 16 for inclusion of these payments in the future minimum lease payments disclosure. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5-year renewal. The future minimum payments of the Orange County Facility lease obligation, as presented below, reflect such 15.5 year period. The Orange County lease may be renewed for up to an additional twenty years beyond the estimated 15.5 year term. The remaining facility lease obligation related to this facility was $6.0 million as of December 31, 2011.

In July 2009, we entered into a lease for building space in Atlanta, Georgia (the “Atlanta Facility”) for use as a manufacturing facility following build-out and, in accordance with ASC 840-40-15-5, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon possession of the building in March 2010, we capitalized approximately $6.4 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.4 million. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease; refer to Note 16 for inclusion of these payments in the future minimum lease payments disclosure. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The future minimum payments of the Atlanta Facility lease obligation, as presented below, reflect such 15.5-year period. The Atlanta lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $6.1 million as of December 31, 2011.

See Note 16 for a further description of the facility leases.

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2011 of $13.2 million, bear interest at rates ranging from 2.9% to 11.7% per year.

Future minimum payments due under capital lease and financing obligations, including payments allocated to the building portion of each facility lease, were as follows as of December 31, 2011:

	Capital Lease Obligations	Facility Lease Obligations
	(In thousands)
Year ending December 31:
2012	$3,390	$1,862
2013	5,182	1,894
2014	2,994	1,912
2015	2,782	1,984
2016	985	2,044
Thereafter	—	15,830

Total payments	$15,333	$25,526
Less amount representing interest	(2,094)	(5,944)

Present value of payments	13,239	19,582
Less current portion of obligations	(3,855)	(1,018)

	$9,384	$18,564

10.    CONVERTIBLE NOTES

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2011.

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

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2016 Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of the common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of December 31, 2011, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows (in thousands):

December 31,
2011
Carrying amount of the equity component	$132,876
Carrying amount of the liability component	508,418
Unamortized discount of the liability component	111,582

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

Amortization of the debt discount and debt issuance costs for the year ended December 31, 2011 resulted in non-cash interest expense of $23.0 million. In addition, interest expense of $16.8 million for the year ended December 31, 2011 was recognized based on the 2.875% stated coupon rate. The fair value of the 2016 Notes as of December 31, 2011, based on the last trading price as of December 31, 2011, was approximately $428.6 million.

We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “2014 Indenture”), for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes.

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of the 2014 Notes.

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2014 Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a “fundamental change,” as defined in the 2014 Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. In addition, we may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of the common stock in connection with a dividend or distribution. The 2014 Indenture contains customary covenants.

In April 2009, $11.5 million in principal amount of the 2014 Notes were converted by holders of the 2014 Notes, resulting in the issuance of approximately 1.1 million shares of common stock. In May 2009, we exchanged approximately 2.1 million shares of our common stock for $21.2 million principal face amount of the 2014 Notes. In December 2010, we exchanged $24.9 million principal face amount of the 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. The premium is recorded as a loss on debt conversion of $4.7 million, in other expense in the consolidated statement of operations for 2010.

As of December 31, 2011 and 2010, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million, $3.9 million and $2.9 million during 2011, 2010 and 2009, respectively. The fair value of the 2014 Notes as of December 31, 2011 and 2010 was approximately $38.8 million and $98.0 million, respectively, based on the average trading prices of the 2014 Notes or similar instruments near year-end.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2011 or 2010.

Common Stock

At the 2009 Annual Meeting, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized number of shares of Common Stock from 150.0 million shares to 250.0 million shares.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Sales

In December 2009, we received net proceeds of $409.5 million after deducting underwriting commissions and offering expenses from our issuance of 17.3 million shares of common stock at the public offering price of $24.75 per share.

In May 2009, we received net proceeds of $220.8 million after deducting underwriting commissions and offering expenses from our issuance of approximately 12.0 million shares of common stock at the public offering price of $19.20 per share.

In April 2008, we issued 8.0 million shares of our common stock, and Warrants to purchase up to 8.0 million shares of common stock to an institutional Investor. The Investor purchased the shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. We received net proceeds of $46.0 million from our issuance of the shares and the Warrants to the Investor. The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise feature. On May 18, 2010, the Exercise Date, we entered into an Amendment to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8.0 million shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

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

12.    STOCK-BASED COMPENSATION PLANS

We maintain three stock-based incentive plans under which we have granted non-qualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights to employees, non-employee directors and consultants. As of February 2012, only our 2009 Plan (as defined below) remained available for future grants. We also have an Employee Stock Purchase Plan (the “ESPP”).

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cost of product revenue	$5.7	$1.5	$—
Research and development	7.3	8.4	8.2
Selling, general and administrative	42.3	30.4	9.0
Restructuring	5.0	—	—

	$60.3	$40.3	$17.2

Total stock-based compensation expense recognized in the consolidated statement of operations for 2011, 2010 and 2009 increased our net loss per share by $0.41, $0.29 and $0.16, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Compensation Plans

The 2000 Equity Incentive Plan (the “2000 Plan”) expired in February 2010; however it still governs outstanding awards originally issued under the 2000 Plan. The options granted under the 2000 Plan could be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. As amended, the option price must have been at least 100% of the fair value on the date of grant for incentive stock options, and no less than 85% of the fair value on the date of grant for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options could be granted with different vesting terms.

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) expired in February 2012; however it still governs outstanding awards originally issued under the 2002 Plan. The 2002 Plan provided for the award of options, stock bonuses, and rights to acquire restricted stock. A total of 1.5 million shares of common stock were authorized and reserved for issuance under the 2002 Plan. The stock options granted under the 2002 Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for options granted under the plan was 100% of the fair market value of the common stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants were eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the 2002 Plan could be awarded to directors and senior officers of Dendreon. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options could be granted with different vesting terms. The Compensation Committee of the Board of Directors determined the vesting period and the purchase price with respect to restricted stock awards.

The 2009 Equity Incentive Plan (the “2009 Plan”) will expire in 2019. A total of 13.2 million shares of common stock have been reserved for issuance under the 2009 Plan. The 2009 Plan authorizes our Board of Directors to provide equity-based compensation in the form of incentive or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Any common stock shares that are subject to option rights or stock appreciation rights are counted against this limit as one common share for every one common share subject to such option awards or stock appreciation rights and any common stock shares that are subject to awards other than option awards or stock appreciation rights are counted against this limit as 1.37 common shares for every one common share subject to such other awards. Shares issued under the 2009 Plan may be shares of original issuance or treasury shares or a combination of both. Options granted under the 2009 Plan expire no later than 10 years from the date of grant. The option price must be at least 100% of the fair value on the date of grant. Options and restricted stock awards generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options and restricted stock awards, however, may be granted with different vesting terms.

In January 2012, we adopted the 2012 Equity Incentive Inducement Plan, pursuant to which we may issue up to 3,000,000 shares of our common stock to newly hired employees as a material inducement to their decision to join the company.

Employee Stock Purchase Plan

As of December 31, 2011, the number of shares reserved for future issuance under the ESPP was 1.1 million shares. In 2011, 2010 and 2009, 0.4 million, 0.6 million and 0.4 million shares, respectively, were issued under the ESPP at average prices of $14.16, $6.93 and $4.14, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Employee Stock Purchases

The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for the years ended December 31:

	Employee Stock Options			Employee Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Weighted average estimated fair value	$18.42	$21.72	$17.90	$12.40	$17.36	$12.47
Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	78%	77%	94%	45%	100%	157%
Risk-free interest rate(C)	1.9%	1.7%	2.0%	0.0%	0.3%	0.6%
Expected term(D)	5.0 years	4.4 years	4.4 years	1.1 years	0.6 years	1.2 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(B)

The expected stock price volatility for the year ended December 31, 2011 is based on the weighted average of the historical volatility of our stock. The expected stock price volatility for the years ended December 31, 2010 and 2009 is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

(C)	The risk-free interest rate is based on the implied yield available on United States treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(D)

The expected term of the options for the year ended December 31, 2011 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies. The expected term of the options for the years ended December 31, 2010 and 2009 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the years ended December 31:

	2011		2010		2009
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at January 1	2,672,972	$23.78	3,274,615	$11.73	4,877,268	$6.99
Granted	805,469	29.51	1,070,635	36.85	831,500	26.27
Exercised	(475,225)	12.90	(1,596,258)	7.65	(2,229,953)	7.18
Forfeited and expired	(427,137)	33.42	(76,020)	27.43	(204,200)	7.55

Outstanding at December 31	2,576,079	25.98	2,672,972	23.78	3,274,615	11.73

Options exercisable at December 31	1,158,475	20.10	972,396	14.33	1,929,911	7.75

Shares available for future grant	7,966,724		9,752,127		12,630,046

The aggregate intrinsic value of both options outstanding and options exercisable as of December 31, 2011 was $1.1 million. The weighted-average remaining contractual term for options exercisable was 6.6 years as of December 31, 2011. The total intrinsic value of options exercised during the years ended December 31, 2011,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and 2009 was $9.5 million, $62.4 million and $36.2 million, respectively. The total fair value of the options vested during 2011, 2010 and 2009 was $8.7 million, $5.4 million and $2.8 million, respectively.

As of December 31, 2011, we had approximately $11.8 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted average period of approximately 1.3 years.

Restricted Stock Awards

Restricted stock awards granted generally vest and are expensed over a four-year period. In 2010 and 2011 we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest. For the year ended December 31, 2011, we recognized $1.6 million of compensation expense related to these awards, and the remaining restricted stock awards associated with these performance conditions were cancelled in January 2012. No expense was recognized related to these awards for the year ended December 31, 2010.

The following table summarizes our restricted stock award activity during the years ended December 31:

	2011		2010		2009
	Stock Awards	Weighted Average Grant Date Fair Value	Stock Awards	Weighted Average Grant Date Fair Value	Stock Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1	2,214,260	$23.85	2,360,138	$7.71	1,462,936	$6.13
Granted	1,305,265	30.10	1,423,019	34.38	1,521,147	8.50
Vested	(1,165,524)	21.68	(1,456,775)	8.49	(498,749)	5.97
Forfeited and expired	(390,290)	28.48	(112,122)	17.26	(125,196)	5.84

Outstanding at December 31	1,963,711	$26.22	2,214,260	$23.85	2,360,138	$7.71

As of December 31, 2011 we had approximately $22.2 million in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted average period of approximately 1.5 years.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity based awards (including stock option and stock awards) available for future issuances are as follows:

Awards Available for Grant
Balance at January 1, 2009	703,297
Additional shares reserved (includes 13.2 million for the 2009 Plan)	13,950,000
Granted	(2,352,647)
Forfeited and expired	329,396

Balance at December 31, 2009	12,630,046
Additional shares reserved	—
Granted	(3,004,528)
Forfeited and expired	126,609

Balance at December 31, 2010	9,752,127
Additional shares reserved	—
Granted	(2,593,708)
Forfeited and expired	808,305

Balance at December 31, 2011	7,966,724

Common Stock Reserved

As of December 31, 2011, shares of our common stock were reserved for issuance as follows:

Convertible senior subordinated notes due 2014	2,692,765
Convertible senior notes due 2016	12,099,920
Outstanding common stock options	2,576,079
Employee stock purchase plan	1,133,140
Common stock awards	1,963,711
Available for future grant under equity plans	7,966,724

28,432,339

13.    RESTRUCTURING AND CONTRACT TERMINATION

Restructuring

On August 3, 2011, as a result of a decrease in anticipated revenue growth in 2011, we announced plans to reduce expenses, including workforce-related expenses, to align with our near-term manufacturing requirements. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

As a result of this workforce reduction, we recorded a charge of $19.4 million related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. This amount is included in “Restructuring and contract termination” in the statement of operations for the year ended December 31, 2011.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Termination

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of the Development and Supply Agreement (the “Agreement”) effective on October 31, 2011. The Agreement was entered into for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We terminated the Agreement due to unforeseen delays and implementation difficulties experienced by GSK in achieving the commercial purpose of the Agreement. Assets included in our prepaid expense and other current assets balance related to the Agreement with GSK were deemed unusable and, as such, we incurred an expense of $19.2 million, included in “Restructuring and contract termination” in the statements of operations for the year ended December 31, 2011. As the manufacturing phase had not yet commenced, and as no production runs or product batches had been initiated as of September 1, 2011, all previously issued product orders were cancelled.

The following table summarizes the restructuring and contract termination charges and utilization for the year ended December 31, 2011 (in thousands):

Description	Charges for Year Ended December 31, 2011	Vacation Liability Transfer to Restructuring Liability	Cash Payments	Stock Vesting and Other Non-Cash Charges	Restructuring and Contract Termination Liability as of December 31, 2011
Severance and other termination benefits	$14,397	$633	($14,346)	$—	$684
Stock-based compensation expense	5,022	—	—	(5,022)	—
Contract termination costs	4,338	—	(270)	—	4,068
Asset impairment	14,830	—	—	(14,830)	—

Total	$38,587	$633	($14,616)	($19,852)	$4,752

We incurred additional restructuring charges in the fourth quarter of 2011 of $0.6 million related to severance and other termination benefits for employees with retention periods. However, we decreased our restructuring liability by $0.6 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

The restructuring and contract termination liability is separately recorded as a current liability on the balance sheet as of December 31, 2011. We expect to pay the amounts owed related to severance and other termination benefits for employees within the next three months. We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring.

Refer to Note 16 for disclosure of a lawsuit filed against the Company by GlaxoSmithKline LLC (“GSK”) in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company expects to pay approximately $4.0 million in cancellation fees under the Development and Supply Agreement, which is included in the “Restructuring and contract termination liability” on the balance sheet as of December 31, 2011.

14.    INCOME TAXES

We recognized no income tax expense or benefit in 2011 or 2009, and $0.4 million in income tax benefit in 2010 relating to refundable credits.

As of December 31, 2011, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $1.08 billion and $341.0 million, respectively. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $24.9 million and $2.6 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2012 through 2031, if not utilized.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to United States federal and state income tax examinations for years after 2006 and 2005, respectively. However, carryforward attributes that were generated prior to 2005 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on uncertain tax positions as a component of income tax expense. During the year ended December 31, 2011, 2010 and 2009, we did not have any uncertain tax positions and therefore did not accrue any related interest or penalties.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$395,609	$309,096
R&D credit carryforwards	27,513	23,331
Stock-based compensation	19,047	11,411
Fixed assets	6,414	5,783
Other	13,277	3,945

Total deferred tax assets	$461,860	$353,566
Valuation allowance	(419,646)	(353,566)

Net deferred tax assets	42,214	—
Deferred tax liabilities:
Convertible debt obligation	(42,214)	—

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $66.1 million, $113.0 million and $29.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

As we have recorded a full valuation allowance with respect to deferred taxes, there is no impact on deferred taxes. In each of the years ended December 31, 2011, 2010 and 2009, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no such financing cash flows were reported.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal year 2011 and 2010 are $156.1 million and $146.7 million, respectively.

15.    NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, Warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the 2016 Notes and our Common Stock Purchase Agreement with Azimuth that expired during October 2010, from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation of net loss per share for all periods presented. Shares excluded from the computation of diluted net loss per common share were 19.3 million, 7.6 million and 31.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share:

	December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Net loss	($337,806)	($439,480)	($220,161)
Weighted average shares used in computation of basic and diluted net loss per share	146,163	138,206	108,050

Basic and diluted net loss per share	($2.31)	($3.18)	($2.04)

16.    COMMITMENTS AND CONTINGENCIES

We have a supply agreement with Fujifilm covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018, and unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of $10.8 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million.

The majority of our operating lease payments relate to two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We have provided the bank that issued the letter of credit on our behalf, a security deposit of $2.2 million to guarantee the letter of credit The deposit is recorded as a long-term investment as of December 31, 2011.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The lease term is for eight years. The aggregate rent payable under the lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of December 31, 2011.

In August 2005, we entered into an agreement to lease the New Jersey Facility, comprising approximately 158,000 square feet of commercial manufacturing space. The lease agreement originally expired in November 2012; however in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the ten-year extension is $12.7 million. During 2010, we supported commercial sale of PROVENGE from the available capacity at the New Jersey Facility. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE.

The New Jersey lease requires us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of December 31, 2011 and 2010 on our consolidated balance

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, which was substantially completed in May 2010, we had $1.9 million in long-term investments as of December 31, 2010 being held as a security deposit to ensure completion of certain improvements at the property. In March 2011, this security deposit was reduced to $0.3 million and is recorded as a long-term investment on our consolidated balance sheet.

In August 2009, we entered into an agreement with Knickerbocker Properties, Inc. XLVI to lease the Orange County Facility, comprising approximately 184,000 rentable square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million. On June 29, 2011 the FDA approved the Orange County Facility for the commercial manufacture of PROVENGE.

The Orange County Facility lease required us to provide the landlord with a letter of credit as a security deposit of $2.1 million. We have provided the bank that issued the letter of credit on our behalf, a security deposit of $2.2 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of December 31, 2011 and 2010 on our consolidated balance sheets.

In July 2009, we entered into an agreement with Majestic Realty Co. to lease the Atlanta Facility, comprising approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. On August 26, 2011 the FDA approved the Atlanta Facility for the commercial manufacture of PROVENGE.

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

For the New Jersey Facility, payments below reflect the initial seven-year term of the lease and a ten-year renewal period. For the Orange County Facility and the Atlanta Facility, payments below reflect the initial ten and a half-year terms of the leases and a five-year renewal period. See Note 9 for the future minimum lease payments due under facility lease obligations, which represent the building portion of each facility.

Future minimum lease payments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases, at December 31, 2011, were as follows:

Operating Leases
(In thousands)
Year ending December 31:
2012	$10,565
2013	11,220
2014	9,244
2015	9,171
2016	9,322
Thereafter	20,009

Total minimum lease payments	$69,531

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $10.8 million, $6.1 million and $4.4 million, respectively.

Three putative securities class actions were filed in the United States District Court for the Western District of Washington against the Company and certain of our current and former executive officers. The cases have been consolidated under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR, and the Court has appointed the San Mateo County Employees Retirement Association as Lead Plaintiff. Lead Plaintiff purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint is expected to be filed on or before February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. We cannot predict the outcome of these lawsuits; however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of a number of stockholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities lawsuits. Three of these derivative suits were filed in the United States District Court for the Western District of Washington and two others were filed in the Superior Court of Washington for King County. The complaints all name as defendants the three individuals who are defendants in the securities lawsuits together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company by failing successfully to launch PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. The stockholder derivative complaints are all the subject of stipulated orders staying any further proceedings until the United States District Court rules on anticipated motions to dismiss the consolidated securities class action complaint. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. The ultimate financial impact of the lawsuits if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that is expected to cover the majority of legal and other associated expenses; however, we could be responsible for up to approximately $1.5 million in legal and other associated expenses associated with defending these claims.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in cancellation fees under the Development and Supply Agreement, which is included in the “Restructuring and contract termination liability” on the balance sheet as of December 31, 2011. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

17.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to Internal Revenue Service limitations.

Our contributions to the plans are discretionary as determined by the Board of Directors. We match employee contributions fifty cents for each dollar, up to a maximum of $4,000 per employee per year in 2011,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 and 2009. Employer contributions in the years ended December 31, 2011, 2010 and 2009 were $4.1 million, $2.1 million and $0.7 million, respectively.

18.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2011 and 2010:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Total revenue(1)(2)	$27,022	$48,159	$64,287	$202,145
Cost of product revenue	18,338	28,754	54,978	57,020
Gross profit(1)(3)	8,663	19,385	6,431	19,942
Net income (loss)(1)	(112,807)	(115,985)	(147,111)	38,097
Basic and diluted net income (loss) per share(1)	($0.78)	($0.79)	($1.00)	$0.26

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2010
Total revenue	$21	$2,810	$20,219	$25,007
Cost of product revenue	—	2,692	12,433	13,395
Gross profit(3)	—	98	7,748	11,591
Net loss(4)	(125,730)	(142,616)	(79,301)	(91,833)
Basic and diluted net loss per share	($0.96)	($1.04)	($0.56)	($0.64)

(1)

Certain unaudited quarterly financial information including revenue, gross profit, net loss and net loss per share have been restated for the first and second quarter of 2011 from amounts previously reported on our Quarterly Reports on Form 10-Q. The restatements were related to our estimate of chargebacks on product sales to PHS eligible providers in these periods. For the three months ended March 31, 2011 and the three months ended June 30, 2011, we overstated revenue and trade accounts receivable by $1.0 million and $1.4 million, respectively, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of these overstatements and concluded that while the accumulation of these misstatements was significant to the three months ended September 30, 2011, their correction would not be material to any individual periods. Accordingly, we recorded these adjustments in the nine months ended September 30, 2011 to reduce both revenue and trade accounts receivable by $2.4 million. As provided by SAB 108, correction of the misstatements for the quarters ended March 31, 2011 and June 30, 2011 did not require amendment of the respective previously filed quarterly reports on Form 10-Q. The above quarterly financial results for the three months ended March 31, 2011 and June 30, 2011 represent the corrected amounts.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The below table shows the restatement to our statement of operations in each period:

	Three Months Ended March 31, 2011	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands, except per share amounts)
Total revenue
As previously reported	$28,061	$49,555	$77,616
Restatement	(1,039)	(1,396)	(2,435)

As restated	$27,022	$48,159	$75,181

Gross Profit
As previously reported	$9,723	$20,801	$30,524
Reclassification of other revenue	(21)	(20)	(41)

Adjusted gross profit	$9,702	$20,781	$30,483
Restatement	(1,039)	(1,396)	(2,435)

As restated	$8,663	$19,385	$28,048

Net loss
As previously reported	($111,768)	($114,589)	($226,357)
Restatement	(1,039)	(1,396)	(2,435)

As restated	($112,807)	($115,985)	($228,792)

Basic and diluted net loss per share
As previously reported	($0.77)	($0.79)	($1.55)
Restatement	($0.01)	$0.00	($0.02)

As restated	($0.78)	($0.79)	($1.57)

(2)	Total revenue during the quarter ended December 31, 2011 includes $125.0 million related to the sale of a royalty.
(3)	Gross profit is calculated by subtracting cost of product revenue from product revenue.

(4)	Net loss during the quarters ended March 31, 2010 and June 30, 2010 includes loss from warrant valuation of $68.1 million and $74.5 million, respectively.