Form 10-Q
period 2012-03-31
DENDREON CORP
filed 2012-05-07
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number: 000-30681

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 2ND AVENUE, SUITE 3200 SEATTLE, WASHINGTON	98101
(Address of registrant’s principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2012 was 153,993,909.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$337,661	$427,100
Short-term investments	159,879	111,525
Trade accounts receivable	41,657	35,541
Inventory	73,968	69,502
Prepaid antigen costs	4,417	7,490
Prepaid expenses and other current assets	16,668	19,064

Total current assets	634,250	670,222
Property and equipment, net	236,979	242,505
Long-term investments	61,554	79,071
Other assets	9,175	9,693

Total assets	$941,958	$1,001,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,469	$7,807
Accrued liabilities	39,736	35,581
Accrued compensation	28,053	24,703
Restructuring and contract termination liability	4,182	4,752
Current portion of capital lease obligations	3,843	3,855
Current portion of facility lease obligations	1,041	1,018

Total current liabilities	86,324	77,716
Long-term accrued liabilities	7,174	7,087
Capital lease obligations, less current portion	8,638	9,384
Facility lease obligations, less current portion	18,295	18,564
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016	514,316	508,418
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 154,008,111 and 149,169,279 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	148	147
Additional paid-in capital	1,943,871	1,913,265
Accumulated other comprehensive income (loss)	161	(35)
Accumulated deficit	(1,664,654)	(1,560,740)

Total stockholders’ equity	279,526	352,637

Total liabilities and stockholders’ equity	$941,958	$1,001,491

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Product revenue, net	$81,972	$27,001
Royalty and other revenue	102	21

Total revenue	82,074	27,022
Operating expenses:
Cost of product revenue	60,041	18,338
Research and development	17,343	17,609
Selling, general and administrative	95,315	95,289
Restructuring and contract termination	(124)	—

Total operating expenses	172,575	131,236

Loss from operations	(90,501)	(104,214)
Other income (expense):
Interest income	383	400
Interest expense	(13,812)	(8,993)
Other income	16	—

Net loss	$(103,914)	$(112,807)

Basic and diluted net loss per share	$(0.70)	$(0.78)

Shares used in computation of basic and diluted net loss per share	147,599	145,494

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(103,914)	$(112,807)

Other comprehensive income/(loss):
Net unrealized gain (loss) on securities	$196	$(33)

Comprehensive loss	$(103,718)	$(112,840)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(103,914)	$(112,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,864	7,311
Non-cash stock-based compensation expense	31,153	14,676
Amortization of securities discount and premium	636	561
Amortization of convertible notes discount and debt issuance costs	6,405	4,756
Other	50	489
Changes in operating assets and liabilities:
Trade accounts receivable	(6,116)	(2,759)
Inventory	(1,393)	(4,680)
Prepaid antigen costs	—	(9,933)
Prepaid expenses and other assets	2,119	892
Accounts payable	1,662	4,133
Accrued liabilities and compensation	7,096	(557)
Restructuring and contract termination liability	(570)	—

Net cash used in operating activities	(52,008)	(97,918)
Investing Activities:
Maturities and sales of investments	69,836	68,201
Purchases of investments	(101,058)	(146,289)
Purchases of property and equipment	(5,339)	(5,129)

Net cash used in investing activities	(36,561)	(83,217)
Financing Activities:
Net proceeds from issuance of convertible debt	—	607,129
Payments on facility lease obligations	(246)	(207)
Payments on capital lease obligations	(758)	(2,202)
Proceeds from release of security deposits	272	1,822
Payments on letters of credit	—	(3,789)
Other	(138)	684

Net cash (used in) provided by financing activities	(870)	603,437

Net increase (decrease) in cash and cash equivalents	(89,439)	422,302
Cash and cash equivalents at beginning of period	427,100	132,995

Cash and cash equivalents at end of period	$337,661	$555,297

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$2,110	$862

See accompanying notes

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS, PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND PRIOR PERIOD ADJUSTMENTS

Business

Dendreon Corporation (referred to as “Dendreon,” the “Company,” “we,” “us,” or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapies and a small molecule product candidate that could be applicable to treating multiple types of cancers.

PROVENGE (sipuleucel-T), is our first commercialized product licensed by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2012 and 2011 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The accompanying financial information as of December 31, 2011 has been derived from the Company’s audited 2011 consolidated financial statements included in the 2011 Form 10-K. Operating results for the three months ended March 31, 2012 are not necessarily indicative of future results that may be expected for the year ending December 31, 2012, or any other future period. Certain prior period balances have been reclassified in order to conform to the current period presentation.

Prior Period Adjustment

During the third quarter of 2011, we identified a misstatement in our consolidated financial statements for the three months ended March 31, 2011. The misstatement was related to our estimate of chargebacks on product sales to Public Health Service (“PHS”) eligible providers. Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks, as further discussed in Note 2 – Summary of Significant Accounting Policies.

For the three months ended March 31, 2011, we overstated revenue and trade accounts receivable by $1.0 million, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of this overstatement and concluded that the correction would not be material to the three months ended March 31, 2011, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective.

As provided by SAB 108, correction of the misstatement for the quarter ended March 31, 2011 did not require amendment of the previously filed quarterly report on Form 10-Q. Accordingly, we recorded the adjustment in the nine months ended September 30, 2011 to reduce both revenue and trade accounts receivable by $1.0 million. The correction to the financial information for the three months ended March 31, 2011 is reflected in this quarterly report on Form 10-Q. The correction increased net loss by $1.0 million and increased basic and diluted net loss per share by $0.01 for the three months ended March 31, 2011 from that previously reported.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician. Product returns are limited to those instances in which the physician receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

PROVENGE sales are direct to the physician; however we have entered into distribution agreements with three credit-worthy third party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers, assume all bad debt risk from the physician or institution, and no allowance for bad debt is recorded. In addition, under the terms of our distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our recognition of revenue requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives a rebate from the applicable state for the amount paid in excess of the contract price, which is the full price of the product less the applicable rebate. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.3 million for the three months ended March 31, 2012. For the three months ended March 31, 2011, we recorded no rebates.

We also have agreements with the Public Health Service (“PHS”) providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product sales revenue and trade accounts receivable. We recorded estimated chargebacks of approximately $4.3 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively. See Note 1 – Business, Principles of Consolidation, Basis of Presentation and Prior Period Adjustments for further details. The following table is a roll forward of our estimated chargebacks and accrued chargeback balance:

	Three Months Ended March 31,
(in thousands)	2012	2011
Balance at December 31	$7,065	$—
Current provision related to sales made in current period	4,305	1,425
Current provision related to sales made in prior periods	21	—
Payments/credits	(4,516)	—

Balance at March 31	$6,875	$1,425

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide certain sales and marketing and contract administration services. Eligible members of the GPOs purchase PROVENGE at the wholesaler acquisition cost, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. We recorded estimated rebates of approximately $1.0 million and estimated administrative fees of approximately $1.0 million for the three months ended March 31, 2012.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process as of March 31, 2012 and raw materials as of December 31, 2011. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts. As of March 31, 2012 and December 31, 2011, approximately $0.6 million and $4.7 million, respectively, of our zero-cost inventory remained on hand. During the quarter ended March 31, 2012, two manufacturing sites had no remaining zero-cost inventory. As a result, our cost of revenue reflects approximately $2.0 million in antigen expense. We estimate the remaining balance of zero-cost inventory will be used in research and commercial operations in the second quarter of 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw materials.

Prepaid Antigen Costs

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”), to manufacture the recombinant antigen used in the manufacture of PROVENGE. We take title to this material when accepted from Fujifilm and store it as raw material inventory for manufacturing and eventual sale. The prepaid costs of these materials are transferred to inventory as antigen is received.

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

We also grant restricted stock awards that generally vest and are expensed over a three- or four-year period. In 2010, 2011 and 2012, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards to accelerate and vest.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of our common stock outstanding. Because we reported a net loss for the quarters ended March 31, 2012 and 2011, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. For the quarters ended March 31, 2012 and 2011, shares excluded from the computation of diluted net loss per share of common stock were approximately 24.6 million and 20.5 million, respectively.

Comprehensive Income

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three months ended March 31, 2012 and 2011.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (the “FASB”) issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in the first quarter of 2012 and retrospective application is required. We have changed our financial statement presentation of comprehensive income in this Form 10-Q, but it had no impact on our results of operations, cash flows or financial position.

No other accounting pronouncements were released during the first quarter of 2012 that would impact our financial statements.

For a more detailed listing of our significant accounting policies, see Note 2 of our consolidated financial statements included in the 2011 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
March 31, 2012
Due in one year or less	$159,758	$159,879
Due after one year through two years	61,514	61,554

	$221,272	$221,433

December 31, 2011
Due in one year or less	$111,539	$111,525
Due after one year through two years	79,090	79,071

	$190,629	$190,596

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2012 and 2011.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
March 31, 2012
Demand deposit	$7,999	$—	$—	$7,999
Corporate debt securities	141,864	178	(10)	142,032
Government-sponsored enterprises	23,773	—	(9)	23,764
U.S. Treasury notes	47,636	9	(7)	47,638

	$221,272	$187	$(26)	$221,433

December 31, 2011
Demand deposit	$7,999	$—	$—	$7,999
Corporate debt securities	144,771	93	(126)	144,738
Government-sponsored enterprises	25,348	—	(18)	25,330
U.S. Treasury notes	12,511	18	—	12,529

	$190,629	$111	$(144)	$190,596

None of our securities have been in a continuous unrealized loss position for more than 12 months as of March 31, 2012.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all of our security valuations. We review the pricing methodology used by the third-party pricing services including the collection of market information. On a periodic basis, we also review and validate the pricing information received from the third-party providers. These procedures help ensure that the fair value information used is determined in accordance with applicable accounting guidance.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of March 31, 2012. See Note 4 – Fair Value Measurements for further discussion.

We had $8.0 million in secured deposits for various letters of credit as of both March 31, 2012 and December 31, 2011, which are classified as long-term investments.

4. FAIR VALUE MEASUREMENTS

We measure and report at fair value our cash equivalents and investment securities (financial assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:

Level 1 — Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 — Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
March 31, 2012
Money market	$320,046	$320,046	$—	$—
Commercial paper	12,998	—	12,998	—
Corporate debt securities	142,032	—	142,032	—
Government-sponsored enterprises	23,764	—	23,764	—
U.S. Treasury notes	47,638	—	47,638	—

Total financial assets	$546,478	$320,046	$226,432	$—

December 31, 2011
Money market	$396,193	$396,193	$—	$—
Commercial paper	17,990	—	17,990	—
Corporate debt securities	144,738	—	144,738	—
Government-sponsored enterprises	25,330	—	25,330	—
U.S. Treasury notes	12,529	—	12,529	—

Total financial assets	$596,780	$396,193	$200,587	$—

Our fixed income investment securities are valued using the market approach.

The fair value of the 2016 Notes as of March 31, 2012 and December 31, 2011 was approximately $499.5 million and $428.6 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of March 31, 2012 and December 31, 2011 was approximately $38.5 million and $38.8 million, respectively, based on the average trading prices of the 2014 Notes or similar instruments near the respective period end. Estimates of fair value for the 2016 Notes and 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $73.7 million and work in process of $0.3 million as of March 31, 2012. Inventories consisted of raw materials of $69.5 million as of December 31, 2011.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2012 and December 31, 2011, there was $4.4 million and $7.5 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Fujifilm is obligated to manufacture.

In addition, as of March 31, 2012 and December 31, 2011, there was $6.2 million and $5.2 million, respectively, included in “Prepaid expenses and other current assets” and $0.5 million and $0.7 million, respectively, included in “Other assets” on our consolidated balance sheets related to costs associated with agreements to provide second source suppliers for materials used in the manufacture of PROVENGE and to qualify a contract manufacturer for production of PROVENGE.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Furniture and office equipment	$4,372	$4,910
Laboratory and manufacturing equipment	35,459	33,672
Computer equipment and software	57,394	57,330
Leasehold improvements	186,120	183,095
Buildings	30,330	30,330
Construction in progress	9,275	8,310

	$322,950	$317,647
Less accumulated depreciation and amortization	(85,971)	(75,142)

	$236,979	$242,505

We have three facility leases with provisions requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations included in “Long-term accrued liabilities” on our consolidated balance sheets. The following table is a roll forward of our asset retirement obligations:

Description	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	(In thousands)
Beginning balance, January 1	$7,019	$6,610
Additions	—	—
Accretion	107	409

Ending balance	$7,126	$7,019

For further description of the facility leases, see Note 9 – Financing Obligations and Debt.

In December 2010, we entered into an industrial development revenue bond transaction related to our manufacturing facility in Atlanta, Georgia (the “Atlanta Facility”). Pursuant to the terms of the industrial revenue bonds, we transferred title to certain of our fixed assets with costs of $63.3 million as of December 31, 2010, to a local governmental authority in the United States to receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in our consolidated balance sheets as all risks and benefits remain with us.

As of March 31, 2012, construction in progress of $9.3 million included $1.5 million related to lab improvements and $7.8 million in software and other property and equipment. Depreciation expense, including depreciation of assets acquired through capital leases, for the three months ended March 31, 2012 and 2011 was $10.9 million and $7.3 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Deferred rent	$7,401	$6,668
Accrued property and equipment	1,689	2,880
Inventory receipts	3,978	4,377
Accrued consulting and other services	10,225	10,891
Accrued interest	4,387	295
Accrued service fees and rebates	5,801	3,496
Other accrued liabilities	6,255	6,974

	$39,736	$35,581

9. FINANCING OBLIGATIONS AND DEBT

In August 2005, we entered into an agreement to lease commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”) and, in accordance with Accounting Standards Codification (“ASC”) 840-40, Sale-Leaseback Transactions, were deemed the owner of the New Jersey Facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $8.6 million at the commencement of construction. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The New Jersey Facility lease obligation has, as amended, an extended term of 17 years expiring in November 2022, with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7-year term of the New Jersey Facility lease and a 10-year renewal, which was executed in November 2011. The New Jersey Facility lease may be renewed for up to an additional 15 years beyond the 17-year term. The remaining facility lease obligation related to this facility was $7.4 million as of March 31, 2012.

In August 2009, we entered into a lease for existing building space in Orange County, California (the “Orange County Facility”) for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.7 million upon taking possession of the facility and subsequently beginning construction. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5-year renewal. The Orange County lease may be renewed for up to an additional 20 years beyond the estimated 15.5 year term. The remaining facility lease obligation related to this facility was $6.0 million as of March 31, 2012.

In July 2009, we entered into a lease for building space in Atlanta, Georgia for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, upon possession of the building in March 2010, we capitalized approximately $6.4 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.4 million. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The Atlanta lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $6.0 million as of March 31, 2012.

10. CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of our 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and other offering expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2012 and December 31, 2011.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of shares of our common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

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

The 2016 Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of March 31, 2012 and December 31, 2011, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Carrying amount of the liability component	$514,316	$508,418
Unamortized discount of the liability component	105,684	111,582

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

Amortization of the debt discount and debt issuance costs for the three months ended March 31, 2012 and 2011 resulted in non-cash interest expense of $6.4 million and $4.7 million, respectively. In addition, interest expense of $4.5 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively, was recognized based on the 2.875% stated coupon rate. The fair value of the 2016 Notes as of March 31, 2012 and December 31, 2011 was approximately $499.5 million and $428.6 million, respectively, based on the last trading prices as of the respective period end.

We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “2014 Indenture”) for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes.

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

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2014 Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change, as defined in the 2014 Indenture, may in some circumstances be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

As of March 31, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended March 31, 2012 and 2011. The fair value of the 2014 Notes as of March 31, 2012 and December 31, 2011 was approximately $38.5 million and $38.8 million, respectively, based on the average trading prices of the 2014 Notes or similar instruments near the respective period end.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

As of March 31, 2012 and December 31, 2011, we had equity-based employee incentive plans, which are described more fully in Note 12 in the 2011 Form 10-K, and in the Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cost of revenue	$2.8	$1.0
Research and development	2.0	2.0
Selling, general and administrative	26.4	11.7

	$31.2	$14.7

The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for awards granted during the period:

	Employee Stock Options		Employee Stock Purchase Plan
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
Weighted average estimated fair value	$7.18	$22.16	$3.70	$12.21

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	73%	76%	70%	46%
Risk-free interest rate (C)	1.04%	2.24%	0.28%	0.05%
Expected term (D)	5.0 years	5.0 years	1.6 years	1.2 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our common stock.
(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(D)	The expected term of the options represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following table summarizes our stock option activity during the three months ended March 31, 2012:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,576,079	$25.98
Granted	996,026	12.40
Exercised	(25,951)	5.30
Forfeited and expired	(42,552)	29.70

Outstanding at March 31, 2012	3,503,602	22.23	8.21	$2,760,494

Options exercisable at March 31, 2012	1,349,149	22.57	6.62	$2,455,462

As of March 31, 2012 we had approximately $13.6 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.6 years.

Restricted Stock Awards

We also grant restricted stock awards that generally vest and are expensed over a three- or four-year period. In 2010, 2011 and 2012, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest. For the three months ended March 31, 2012, we recognized $0.2 million of compensation expense related to awards granted in 2012 with performance conditions. For the three months ended March 31, 2011, no expense was recognized related to awards granted in 2011 with performance conditions. The remaining restricted stock awards granted in 2010 and 2011 with performance conditions were forfeited in January 2012.

The following table summarizes our restricted stock award activity during the three months ended March 31, 2012:

	2012
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1	1,963,711	$26.22
Granted	5,124,300	11.36
Vested	(536,429)	19.52
Forfeited and expired	(291,185)	6.00

Outstanding at March 31	6,260,397	15.58

As of March 31, 2012, we had approximately $51.4 million in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted-average period of approximately 1.5 years.

12. COMMITMENTS AND CONTINGENCIES

We have a supply agreement with Fujifilm covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018; unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of approximately $5.3 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we have entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million.

The majority of our operating lease payments relate to two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We have provided the bank that issued the letter of credit on our behalf with a security deposit of $2.2 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The lease term is for eight years. The aggregate rent payable under the lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets.

In August 2005, we entered into an agreement to lease the New Jersey Facility, consisting of approximately 158,000 square feet of commercial manufacturing space. The lease agreement originally expired in November 2012; however in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the current ten-year extension is $12.7 million. During 2010, we supported commercial sale of PROVENGE from the initial available capacity at the New Jersey Facility. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE.

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets at March 31, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement with Knickerbocker Properties, Inc. XLVI to lease the Orange County Facility, consisting of approximately 184,000 rentable square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million. On June 29, 2011 the FDA approved the Orange County Facility for the commercial manufacture of PROVENGE.

The Orange County Facility lease required us to provde the landlord with a letter of credit of $2.1 million as a security deposit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.2 million to guarantee the letter of credit. The deposit is recorded as a long-term investment on our March 31, 2012 and December 31, 2011 consolidated balance sheets.

In July 2009, we entered into an agreement with Majestic Realty Co. to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million. On August 26, 2011 the FDA approved the Atlanta Facility for the commercial manufacture of PROVENGE.

We account for the New Jersey Facility, the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. See Note 9 – Financing Obligations and Debt.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding pending in the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and have been consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. The complaints all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. The stockholder derivative complaints are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. The Company has also become aware that the Securities and Exchange Commission (“SEC”) has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to a $1.5 million self-insured retention and the policies’ other terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

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

As a result of this workforce reduction, we recorded a charge of $19.4 million during the third and fourth quarters of 2011 related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. In the first quarter of 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

Contract Termination

On September 1, 2011 we provided written notice to GSK of termination of the Development and Supply Agreement (the “Agreement”) effective on October 31, 2011. We entered into the Agreement with GSK for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the Agreement. Assets included in our prepaid expense and other current assets balance related to the Agreement were deemed unusable and, as such, we incurred an expense of $19.2 million during the third and fourth quarters of 2011.

The following table summarizes the utilization of the restructuring liability for the three months ended March 31, 2012:

Description	Restructuring and Contract Termination Liability as of December 31, 2011	Cash Payments	Adjustments	Restructuring and Contract Termination Liability as of March 31, 2012
	(In thousands)
Severance and other termination benefits	$684	$(433)	$(103)	$148
Contract termination costs	4,068	(9)	(25)	4,034

Total	$4,752	$(442)	$(128)	$4,182

The restructuring and contract termination liability is separately recorded as a current liability on the consolidated balance sheets at March 31, 2012 and December 31, 2011. We expect to pay the remaining amounts owed related to severance and other employee termination benefits within the next three months. We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring.

See Note 12 – Commitments and Contingencies for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the Agreement terminated as of October 31, 2011. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Agreement, which is included in the “Restructuring and contract termination liability” on the consolidated balance sheets at March 31, 2012 and December 31, 2011.

14. SUBSEQUENT EVENTS

On May 4, 2012, we entered into an amendment (the “Amendment”) with Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (the “Rights Agent”) amending that certain Rights Agreement, dated as of September 18, 2002, between the Company and the Rights Agent (the “Rights Agreement”). The Amendment reduces the threshold at which a person or group becomes an “Acquiring Person” under the Rights Agreement from 20% to 4.95% of the Company’s then-outstanding shares of common stock. The Amendment is intended to help preserve under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), the value of the net operating loss carryovers and other deferred tax assets of the Company (collectively, the “Tax Attributes”). The Company’s ability to use its Tax Attributes would be substantially limited by Section 382 of the Code if there was an “ownership change”. This would occur if the Company’s “5-percent shareholders” (as defined under Section 382) increase their collective ownership in the Company by more than 50 percentage points over a rolling three-year period. The Rights Agreement was amended to reduce the likelihood of an unintended “ownership change” occurring as a result of ordinary buying and selling of the Company’s common stock. The rights issued pursuant to the Rights Agreement, as amended, will expire at the earlier of (i) May 3, 2015, (ii) the time at which the rights are redeemed, (iii) the time at which the rights are exchanged, (iv) the repeal of Section 382 of the Code if the Company’s board of directors (the “Board of Directors”) determines the Rights Agreement, as amended, is no longer necessary for the preservation of the Tax Attributes or (v) the beginning of the taxable year of the Company to which the Board of Directors determines that no Tax Attributes may be carried forward.

In connection with the Amendment, the Board of Directors approved an amendment to the Certificate of Designation of Series A Junior Participating Preferred Stock to increase the number of shares of preferred stock of the Company designated as “Series A Junior Participating Preferred Stock” from 1,000,000 shares to 2,500,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning matters that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Words such as “believes,” “expects,” “likely,” “may” and “plans” are intended to identify forward-looking statements, although not all forward-looking statements contain these words.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding the factors that affect our business, including without limitation the disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapies and a small molecule product candidate that could be applicable to treating multiple types of cancers.

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

We have incurred significant losses since our inception. As of March 31, 2012, our accumulated deficit was $1.7 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. However, there can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

We generated net revenue from sales of PROVENGE of $82.0 million during the first quarter of 2012, as compared to $27.0 million during the first quarter of 2011. Commercial sale of PROVENGE is supported by our three manufacturing facilities in Morris Plains, New Jersey (the “New Jersey Facility”), Orange County, California (the “Orange County Facility”), and Atlanta, Georgia (the “Atlanta Facility”). The FDA approval of additional capacity at our New Jersey Facility and our two new facilities in California and Georgia in 2011 significantly increased our manufacturing capacity and geographic coverage for the supply of PROVENGE. Approximately 570 parent accounts, some of which have multiple sites, have infused the product as of the end of March 2012.

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

In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data described in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which was validated on January 25, 2012. To accelerate the regulatory timeline, we plan to initially manufacture product for our MAA through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in mid-2013.

As of March 31, 2012, our manufacturing operations employed approximately 860 individuals and our commercial team included approximately 165 individuals employed in sales, marketing, and market access support.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer following surgical resection, and we enrolled our first patient in this trial in September 2011. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable in treating multiple types of cancer. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8.

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

For a more detailed listing of our critical accounting estimates, refer to our 2011 Form 10-K.

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon our confirmed product delivery to and issuance of the product release form to the physician. Product returns are limited to those instances in which the physician receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

PROVENGE sales are direct to the physician; however we have entered into distribution agreements with three credit-worthy third party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers assume all bad debt risk from the physician or institution, and no allowance for bad debt is recorded. In addition, under the terms of our distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks. We have agreements with the CMS providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives a rebate from the applicable state for the amount paid in excess of the contract price, which is the full price of the product less the applicable rebate. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

We also have agreements with the Public Health Service (“PHS”) providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product sales revenue and trade accounts receivable. Our estimate of chargebacks is based on information we gather related to the physician site.

During the third quarter of 2011, we identified a misstatement in our consolidated financial statements for the three months ended March 31, 2011 related to our estimate of chargebacks on product sales to PHS eligible providers. For the three months ended March 31, 2011, we overstated revenue and trade accounts receivable by $1.0 million, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of this overstatement and concluded that correction would not be material to the three months ended March 31, 2011, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. As provided by SAB 108, correction of the misstatement for the quarter ended March 31, 2011 did not require amendment of the previously filed quarterly report on Form 10-Q. Accordingly, we recorded the adjustment in the nine months ended September 30, 2011 to reduce both revenue and trade accounts receivable by $1.0 million. The correction to the financial information for the three months ended March 31, 2011 is reflected in this quarterly report on Form 10-Q.

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide certain sales and marketing and contract administration services. Eligible members of the GPOs purchase PROVENGE at the wholesaler acquisition cost, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process as of March 31, 2012 and raw materials as of December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, approximately $0.6 million and $4.7 million, respectively, of our zero-cost inventory remained on hand. During the quarter ended March 31, 2012, two manufacturing sites had no remaining zero-cost inventory. As a result, our cost of revenue reflects approximately $2.0 million in antigen expense. We estimate the remaining balance of zero-cost inventory will be used in research and commercial operations in the second quarter of 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw materials.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of our common stock.

The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

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

Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, Property, Plant and Equipment, and asset retirement obligations initially measured under ASC 410-20, Asset Retirement and Environmental Obligations.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of our stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded in the current period.

Restricted stock awards generally vest and are expensed over a three- or four-year period. In 2010, 2011 and 2012, we granted restricted stock awards with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards to accelerate and vest.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (the “FASB”) issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in the first quarter of 2012 and retrospective application is required. We have changed our financial statement presentation of comprehensive income in this Quarterly Report on Form 10-Q, but it had no impact on our results of operations, cash flows or financial position.

No other accounting pronouncements were released during the first quarter of 2012 that would impact our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Product revenue, net	$81,972	$27,001
Royalty revenue	81	—
Collaborative revenue	21	21

Total revenue	$82,074	$27,022

Net product revenue from the commercial sale of PROVENGE was $82.0 million and $27.0 million for the three months ended March 31, 2012 and 2011, respectively. We expect product revenue to continue to increase in 2012 as we expand commercialization and as market acceptance grows.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs and to members of GPOs. Our revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated Medicaid rebates of approximately $0.3 million for the three months ended March 31, 2012. In addition, we recorded estimated GPO rebates of approximately $1.0 million and estimated GPO administrative fees of approximately $1.0 million for the three months ended March 31, 2012. No rebates or administrative fees were recorded for the three months ended March 31, 2011 related to Medicaid or GPOs.

For the three months ended March 31, 2012 and 2011, we recorded estimated chargebacks of approximately $4.3 million and $1.4 million, respectively. The following table is a roll forward of our estimated chargebacks and accrued chargeback balance:

	Three Months Ended March 31,
(in thousands)	2012	2011
Balance at December 31	$7,065	$—
Current provision related to sales made in current period	4,305	1,425
Current provision related to sales made in prior periods	21	—
Payments/credits	(4,516)	—

Balance at March 31	$6,875	$1,425

Royalty revenue for the three months ended March 31, 2012 resulted from the recognition of royalties pursuant to a license agreement. Collaborative revenue for the three months ended March 31, 2012 and 2011 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cost of product revenue	$60,041	$18,338
Gross profit (1)	21,931	8,663

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

The increase in cost of product revenue in the first quarter of 2012 as compared to the same period of 2011 was due to increased sales of PROVENGE and additional FDA approved manufacturing capacity. Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in inventory, based on our current standard cost, which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts. As of March 31, 2012 and December 31, 2011, approximately $0.6 million and $4.7 million, respectively, of our zero-cost inventory remained on hand. As a result, cost of product revenue reflects a lower average per unit cost of raw materials. During the quarter ended March 31, 2012, two manufacturing sites had no remaining zero-cost inventory. As a result, our cost of revenue reflects approximately $2.0 million in antigen expense. We estimate the remaining balance of zero-cost inventory will be used in research and commercial operations in the second quarter of 2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As we expand our product distribution, we anticipate cost of product revenue as a percentage of product revenue will decline in future years.

Research and Development Expenses

Research and development expenses were $17.3 million and $17.6 million for the three months ended March 31, 2012 and 2011, respectively. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, discovery research or contract manufacturing expenses. Our research and development expenses were as follows:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Clinical programs:
Direct costs	$7.4	$3.1
Indirect costs	3.6	6.2

Total clinical programs	11.0	9.3

Supplier development expenses	1.8	5.4
Discovery research	4.5	2.9

Total research and development expense	$17.3	$17.6

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

•	CA-9 and CEA, antigen targets for potential active cellular immunotherapies, currently both in preclinical development.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We are developing an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8.

For the three months ended March 31, 2012 and 2011, research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
DN24-02	$0.7	$0.5
CA-9	0.2	0.4
Other early pipeline development	0.5	0.2

	$1.4	$1.1

Research and development costs associated with CEA and TRPM8 for each period presented were not material.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the European Union. Research and development costs associated with PROVENGE in the United States and in the E.U. for each period presented were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
PROVENGE- United States	$12.5	$13.5
PROVENGE- European Union	3.4	3.0

	$15.9	$16.5

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

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in foreign markets. For example, the FDA or the equivalent in jurisdictions outside the United States may determine our data is not sufficiently compelling to warrant marketing approval and may require that we engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

We may be required to obtain additional funding to complete development of product candidates or in order to commercialize approved products. However, such funding may not be available to us on terms we deem acceptable or at all. Our ability to access additional capital is dependent on the success of our business and the perception by the market of our future business prospects. In the event we were unable to obtain necessary funding, we might halt or temporarily delay ongoing development projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $95.3 million for each of the three month periods ended March 31, 2012 and 2011. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses in 2011 included the expenses associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011 and the Orange County Facility and the Atlanta Facility during the first quarter of 2011, and related costs of personnel in training.

Selling, general and administrative expenses in the first quarter of 2012 include a decrease in manufacturing facility-related costs, which transferred to cost of product revenue upon FDA approval of the facilities in 2011. Pre-operational costs incurred at the facilities and for start-up activities were approximately $38.2 million in the first quarter of 2011. Offsetting this decrease in selling, general and administrative expenses in the first quarter of 2012 were increased payroll and non-cash stock-based compensation costs, primarily due to certain executive separations in the first quarter of 2012, and increased sales and marketing costs for PROVENGE.

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

As a result of this workforce reduction, we recorded a charge of $19.4 million during the third and fourth quarters of 2011 related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. In the first quarter of 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

We expect to pay the remaining $0.1 million owed related to severance and other termination benefits within the next three months. We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring.

Contract Termination

On September 1, 2011 we provided written notice to GSK of termination of the Development and Supply Agreement (the “Agreement”) effective on October 31, 2011. We entered into the Agreement with GSK for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the Agreement. Assets included in our prepaid expense and other current assets balance related to the Agreement were deemed unusable and, as such, we incurred an expense of $19.2 million during the third and fourth quarters of 2011.

See Note 12 to our unaudited financial statements included in this Quarterly Report on Form 10-Q for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the Agreement. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the Agreement, which is included in the “Restructuring and contract termination liability” on the consolidated balance sheets at March 31, 2012 and December 31, 2011.

Interest Income

Interest income was $0.4 million for each of the three month periods ended March 31, 2012 and 2011. We receive interest income primarily from our holdings of cash and investments.

Interest Expense

Interest expense increased to $13.8 million for the three months ended March 31, 2012 from $9.0 million for the three months ended March 31, 2011. The increase was primarily due to a full quarter of interest and amortization of debt discount and debt issuance costs related to the 2016 Notes in 2012, as the 2016 Notes were issued during the first quarter of 2011. The amortization of debt discount and debt issuance costs for the three months ended March 31, 2012 and 2011 resulted in non-cash interest expense of $6.4 million and $4.7 million, respectively. In addition, we incurred interest expense of $4.5 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively, based on the 2.875% stated coupon rate of our 2016 Notes. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for our 2016 Notes. Interest expense, including amortization of debt issuance costs, of $0.4 million was also recognized for each of the three months ended March 31, 2012 and 2011 related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”).

In addition, interest expense increased in the first quarter of 2012 as compared to the first quarter of 2011 due to increased financing fees paid to the Wholesalers as a result of increased sales of PROVENGE. Finally, we capitalized interest expense of $0.6 million for the three months ended March 31, 2011. Interest capitalized for the three months ended March 31, 2012 was not material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of March 31, 2012, we had approximately $559.1 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income, commercial sale of PROVENGE and, most recently, the sale of the boceprevir royalty in the fourth quarter of 2011 for $125.0 million.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $52.0 million and $97.9 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, including clinical trial costs and contract manufacturing costs, and selling, general and administrative expenses in support of our operations. The decrease in net cash used in operating activities in the first quarter of 2012, as compared to the same period in 2011, primarily resulted from our increased revenue. In addition, payments for antigen receipts decreased in the first quarter of 2012 as compared to the same period in 2011 due to a change in payment terms under the contract.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $36.6 million and $83.2 million, respectively. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the three months ended March 31, 2012 consisted primarily of purchases of investments of $101.1 million and purchases of property and equipment, primarily facilities-related expenditures, of $5.3 million, offset by maturities and sales of investments of $69.8 million. The decrease in net cash used in investing activities in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily related to a decrease in investment purchases.

Net cash used by financing activities was $0.9 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $603.4 million for the three months ended March 31, 2011. Cash provided by financing activities in 2011 was due to the offering of our 2016 Notes, from which we realized net proceeds of approximately $607.1 million.

We believe that our current cash on hand as of March 31, 2012, together with revenue generated from commercial sales of PROVENGE and the reduced levels of spending following the restructuring during the third quarter of 2011, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we expand our operations, continue our clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

•	continued investment in marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the United States,

•	continuing and expanding our internal research and development programs,

•

engaging in clinical trials outside of the United States, potential commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the United States, and

•	working capital needs.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 rentable square feet in Seattle, Washington. The initial lease term is for five and a half years, with one renewal term of two and a half years. The aggregate rent payable under the initial lease term is approximately $22.3 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We have provided the bank that issued the letter of credit on our behalf with a security deposit of $2.2 million to guarantee the letter of credit The deposit is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets.

Additionally in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 rentable square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit of $1.1 million as a security deposit, which is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets.

Manufacturing Facilities Leases

In August 2005, we entered into an agreement to lease the New Jersey Facility, consisting of approximately 158,000 square feet of commercial manufacturing space in Morris Plains, New Jersey. The lease agreement originally expired in November 2012; however, in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The aggregate rent payable under the current ten-year extension is $12.7 million.

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets at March 31, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement with Knickerbocker Properties, Inc. XLVI to lease the Orange County Facility, consisting of approximately 184,000 rentable square feet for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit, which is secured by a deposit of $2.2 million recorded as a long-term investment as of March 31, 2012 and December 31, 2011 on our consolidated balance sheets.

In July 2009, we entered into an agreement with Majestic Realty Co. to lease the Atlanta Facility, consisting of approximately 156,000 square feet for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, expiring in August 2020, with five renewal terms of five years each. The aggregate rent payable for the Atlanta Facility under the initial lease term is $6.7 million.

The three manufacturing facility leases have provisions requiring that we restore the building to its original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations.

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018; unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of approximately $5.3 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we have entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million.

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

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2012 and December 31, 2011.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

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

The 2016 Notes are accounted for in accordance with ASC 470-20 under which issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. At March 31, 2012, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $514.3 million, and the remaining unamortized debt discount was $105.7 million. Amortization of the debt discount and debt issuance costs for the three months ended March 31, 2012 and 2011 resulted in non-cash interest expense of $6.4 million and $4.7 million, respectively. In addition, interest expense of $4.5 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively, was recognized based on the 2.875% stated coupon rate.

2014 Notes

In 2007, an aggregate of $85.3 million of the 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. In certain circumstances, additional amounts may become due on the 2014 Notes as additional interest. We can elect that the sole remedy for an event of default for our failure to comply with the “reporting obligations” provisions of the indenture under which the 2014 Notes were issued (the “2014 Indenture”) for the first 180 days after the occurrence of such event of default would be for the holders of the 2014 Notes to receive additional interest on the 2014 Notes at an annual rate equal to 1% of the outstanding principal amount of the 2014 Notes. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended March 31, 2012 and 2011.

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

The 2014 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2014 Indenture. If a fundamental change occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change, as defined in the 2014 Indenture, may in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of our common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

As of March 31, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million.

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

As of March 31, 2012 and December 31, 2011, we had short-term investments of $159.9 million and $111.5 million, respectively, and long-term investments of $61.6 million and $79.1 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at March 31, 2012, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.5 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statements of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe that we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired, primarily due to the government and major corporate guarantees of the underlying securities; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding pending in the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and have been consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. The complaints all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading. The stockholder derivative complaints are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. The Company has also become aware that the Securities and Exchange Commission (“SEC”) has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to a $1.5 million self-insured retention and the policies’ other terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no provision for loss, if any, has been recorded in the financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson
President and Chief Executive Officer

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Vice President, Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT