Form 10-Q
period 2012-06-30
DENDREON CORP
filed 2012-07-31
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-35546

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 26, 2012 was 154,363,398.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$247,493	$427,100
Short-term investments	184,743	111,525
Trade accounts receivable	35,343	35,541
Inventory	71,558	69,502
Prepaid antigen costs	1,534	7,490
Prepaid expenses and other current assets	18,104	19,064

Total current assets	558,775	670,222
Property and equipment, net	230,860	242,505
Long-term investments	77,479	79,071
Other assets	8,633	9,693

Total assets	$875,747	$1,001,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,985	$7,807
Accrued liabilities	41,388	35,581
Accrued compensation	30,730	24,703
Restructuring and contract termination liability	5,215	4,752
Current portion of capital lease obligations	3,805	3,855
Current portion of facility lease obligations	1,065	1,018

Total current liabilities	92,188	77,716
Long-term accrued liabilities	7,261	7,087
Capital lease obligations, less current portion	7,846	9,384
Facility lease obligations, less current portion	18,023	18,564
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016	520,335	508,418
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 154,421,848 and 149,169,279 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	150	147
Additional paid-in capital	1,962,961	1,913,265
Accumulated other comprehensive income (loss)	89	(35)
Accumulated deficit	(1,760,791)	(1,560,740)

Total stockholders’ equity	202,409	352,637

Total liabilities and stockholders’ equity	$875,747	$1,001,491

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue, net	$79,964	$48,139	$161,936	$75,140
Royalty and other revenue	28	20	130	41

Total revenue	79,992	48,159	162,066	75,181
Operating expenses:
Cost of product revenue	61,731	28,754	121,772	47,092
Research and development	19,697	18,565	37,040	36,174
Selling, general and administrative	80,219	105,071	175,534	200,360
Restructuring and contract termination	1,099	—	975	—

Total operating expenses	162,746	152,390	335,321	283,626

Loss from operations	(82,754)	(104,231)	(173,255)	(208,445)
Other income (expense):
Interest income	375	393	758	793
Interest expense	(13,768)	(12,121)	(27,580)	(21,114)
Other income (expense)	10	(26)	26	(26)

Net loss	$(96,137)	$(115,985)	$(200,051)	$(228,792)

Basic and diluted net loss per share	$(0.65)	$(0.79)	$(1.35)	$(1.57)

Shares used in computation of basic and diluted net loss per share	148,161	145,928	147,880	145,712

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(96,137)	$(115,985)	$(200,051)	$(228,792)

Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(72)	115	124	82

Comprehensive loss	$(96,209)	$(115,870)	$(199,927)	$(228,710)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(200,051)	$(228,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,654	15,955
Non-cash stock-based compensation expense	47,380	31,430
Amortization of securities discount and premium	1,395	1,103
Amortization of convertible notes discount and debt issuance costs	12,936	10,846
Other	136	832
Changes in operating assets and liabilities:
Trade accounts receivable	198	(10,784)
Inventory	4,537	(12,407)
Prepaid antigen costs	(637)	(10,844)
Prepaid expenses and other assets	891	(9,094)
Accounts payable	2,178	(539)
Accrued liabilities and compensation	12,995	9,281
Restructuring and contract termination liability	463	—

Net cash used in operating activities	(95,925)	(203,013)
Investing Activities:
Maturities and sales of investments	126,631	151,350
Purchases of investments	(201,044)	(188,467)
Purchases of property and equipment	(10,010)	(10,962)

Net cash used in investing activities	(84,423)	(48,079)
Financing Activities:
Net proceeds from issuance of convertible debt	—	607,129
Payments on facility lease obligations	(494)	(438)
Payments on capital lease obligations	(1,588)	(3,164)
Proceeds from release of security deposits	1,866	1,822
Payments of security deposits	(200)	(3,895)
Issuance of common stock under the Employee Stock Purchase Plan	2,795	4,083
Other	(1,638)	2,994

Net cash provided by financing activities	741	608,531

Net increase (decrease) in cash and cash equivalents	(179,607)	357,439
Cash and cash equivalents at beginning of period	427,100	132,995

Cash and cash equivalents at end of period	$247,493	$490,434

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$6,503	$3,256
Assets acquired under capital leases	—	7,688

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

Principles of Consolidation

The consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The accompanying financial information as of December 31, 2011 has been derived from the Company’s audited 2011 consolidated financial statements included in our 2011 Form 10-K. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of future results that may be expected for the year ending December 31, 2012, or any other future period. Certain prior period balances have been reclassified in order to conform to the current period presentation.

Prior Period Adjustment

During the third quarter of 2011, we identified misstatements in our consolidated financial statements for the three and six month periods ended June 30, 2011. The misstatements were related to our estimate of chargebacks on product sales to Public Health Service (“PHS”) eligible providers. Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our revenue recognition requires estimates of rebates and chargebacks, as further discussed in Note 2 – Summary of Significant Accounting Policies.

For the three and six month periods ended June 30, 2011, we overstated revenue and trade accounts receivable by $1.4 million and $2.4 million, respectively, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of this overstatement and concluded that the correction would not be material to the three and six month periods ended June 30, 2011, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective.

As provided by SAB 108, correction of the misstatements for the three and six month periods ended June 30, 2011 did not require amendment of the previously filed quarterly reports on Form 10-Q. Accordingly, we recorded the adjustments in the nine month period ended September 30, 2011 to reduce both revenue and trade accounts receivable by $2.4 million. The correction to the financial information for the three and six month periods ended June 30, 2011 is reflected in this quarterly report on Form 10-Q. The correction increased net loss by $1.4 million and $2.4 million for the three and six month periods ended June 30, 2011, respectively, from that previously reported, and increased net loss per share for the six month period ended June 30, 2011 by $0.02. Net loss per share for the three month period ended June 30, 2011 was not affected.

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

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly our recognition of revenue requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives a rebate from the applicable state for the amount paid in excess of the contract price, which is the full price of the product less the applicable rebate. The state, in turn, invoices us for the amount of the rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product sales revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.2 million and $0.5 million for the three and six month periods ended June 30, 2012, respectively. We recorded estimated rebates of approximately $0.1 million for both the three and six month periods ended June 30, 2011.

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product sales revenue and trade accounts receivable. We recorded estimated chargebacks of approximately $4.8 million and $9.1 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, we recorded estimated chargebacks of approximately $3.2 million and $4.6 million, respectively. See Note 1 – Business, Principles of Consolidation, Basis of Presentation and Prior Period Adjustments for further details. The following table is a roll forward of our chargebacks reserve:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	9,086	4,621
Current provision related to sales made in prior periods	50	—
Payments/credits	(9,372)	—

Balance at June 30	$6,829	$4,621

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide certain sales and marketing and contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid. We recorded rebates of approximately $1.0 million and $2.1 million and administrative fees of approximately $1.0 million and $2.0 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, we recorded no rebates or administrative fees related to GPOs. The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

Six Months Ended June 30,
2012
(in thousands)
Beginning balance, January 1	$885
Current provision related to sales made in current period	4,045
Current provision related to sales made in prior periods	50
Payments/credits	(2,548)

Balance at June 30	$2,432

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process as of June 30, 2012 and raw materials as of December 31, 2011. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, based on our current standard cost, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the three and six month periods ended June 30, 2012, we used $0.6 million and $4.7 million of our zero-cost inventory, respectively, and no zero-cost inventory remains on hand as of June 30, 2012. Our cost of product revenue includes antigen expense of approximately $6.2 million and $8.2 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, our cost of product revenue does not include antigen expense as we used our zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of raw materials in the first half of 2012 and in 2011.

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

We also grant restricted stock awards that generally vest and are expensed over two to four year periods. In 2010, 2011 and 2012, we granted restricted stock awards and options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards or options to accelerate and vest.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of our common stock outstanding. Because we reported a net loss for the three and six month periods ended June 30, 2012 and 2011, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. For the three and six month periods ended June 30, 2012 and 2011, shares excluded from the computation of diluted net loss per share of common stock were approximately 23.5 million and 20.2 million, respectively.

Comprehensive Income

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three and six month periods ended June 30, 2012 and 2011.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs were effective for us in the first quarter of 2012 and retrospective application was required. Accordingly, we changed our financial statement presentation of comprehensive income in our 2012 Quarterly Reports on Form 10-Q, which had no impact on our results of operations, cash flows or financial position.

No other accounting pronouncements were released during the second quarter of 2012 that would impact our financial statements.

For a more detailed listing of our significant accounting policies, see Note 2 of our consolidated financial statements included in our 2011 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
June 30, 2012
Due in one year or less	$184,690	$184,743
Due after one year through two years	77,443	77,479

	$262,133	$262,222

December 31, 2011
Due in one year or less	$111,539	$111,525
Due after one year through two years	79,090	79,071

	$190,629	$190,596

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and six month periods ended June 30, 2012 and 2011.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
June 30, 2012
Demand deposit	$6,405	$—	$—	$6,405
Corporate debt securities	134,400	130	(21)	134,509
Government-sponsored enterprises	41,178	—	(14)	41,164
U.S. Treasury notes	80,150	6	(12)	80,144

	$262,133	$136	$(47)	$262,222

December 31, 2011
Demand deposit	$7,999	$—	$—	$7,999
Corporate debt securities	144,771	93	(126)	144,738
Government-sponsored enterprises	25,348	—	(18)	25,330
U.S. Treasury notes	12,511	18	—	12,529

	$190,629	$111	$(144)	$190,596

None of our securities have been in a continuous unrealized loss position for more than 12 months as of June 30, 2012.

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

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of June 30, 2012. See Note 4 – Fair Value Measurements for further discussion.

We had $6.4 million in secured deposits for various letters of credit as of June 30, 2012 and $8.0 million as of December 31, 2011, which are classified as long-term investments.

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

Level 1 – Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3 – Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
June 30, 2012
Money market	$241,084	$241,084	$—	$—
Corporate debt securities	134,509	—	134,509	—
Government-sponsored enterprises	41,164	—	41,164	—
U.S. Treasury notes	80,144	—	80,144	—

Total financial assets	$496,901	$241,084	$255,817	$—

December 31, 2011
Money market	$396,193	$396,193	$—	$—
Commercial paper	17,990	—	17,990	—
Corporate debt securities	144,738	—	144,738	—
Government-sponsored enterprises	25,330	—	25,330	—
U.S. Treasury notes	12,529	—	12,529	—

Total financial assets	$596,780	$396,193	$200,587	$—

Our fixed income investment securities are valued using the market approach.

The fair value of the 2016 Notes as of June 30, 2012 and December 31, 2011 was approximately $429.0 million and $428.6 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of June 30, 2012 was approximately $29.8 million based on the last trading price as of period end. The fair value of the 2014 Notes as of December 31, 2011 was approximately $38.8 million based on the average trading prices of the 2014 Notes near period end. Estimates of fair value for the 2016 Notes and 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $71.3 million and work in process of $0.3 million as of June 30, 2012. Inventories consisted of raw materials of $69.5 million as of December 31, 2011.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2012 and December 31, 2011, there was $1.5 million and $7.5 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Fujifilm is obligated to manufacture.

In addition, as of June 30, 2012 and December 31, 2011, there was $8.3 million and $5.2 million, respectively, included in “Prepaid expenses and other current assets” on our consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production. In addition, as of June 30, 2012 and December 31, 2011, there was $0.4 million and $0.7 million, respectively, included in “Other assets” on our consolidated balance sheets related to these agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Furniture and office equipment	$3,407	$4,910
Laboratory and manufacturing equipment	36,208	33,672
Computer equipment and software	57,418	57,330
Leasehold improvements	186,985	183,095
Buildings	30,330	30,330
Construction in progress	13,274	8,310

	327,622	317,647
Less accumulated depreciation and amortization	(96,762)	(75,142)

	$230,860	$242,505

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(In thousands)
Beginning balance, January 1	$7,019	$6,610
Additions	—	—
Accretion	214	409

Ending balance	$7,233	$7,019

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

Depreciation expense, including depreciation of assets acquired through capital leases, for the three and six month periods ended June 30, 2012 was $10.8 million and $21.7 million, respectively. Depreciation expense, including depreciation of assets acquired through capital leases, for the three and six month periods ended June 30, 2011 was $8.6 million and $16.0 million, respectively.

Refer to Note 14 – Subsequent Events for disclosure that will affect Property and Equipment in the third quarter of 2012.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred rent	$8,198	$6,668
Accrued property and equipment	670	2,880
Inventory receipts	3,314	4,377
Accrued consulting and other services	7,781	10,561
Accrued clinical	2,905	874
Accrued interest	8,564	295
Accrued service fees and rebates	4,304	3,496
Other accrued liabilities	5,652	6,430

	$41,388	$35,581

9. FINANCING OBLIGATIONS AND DEBT

In August 2005, we entered into an agreement to lease commercial manufacturing space in Morris Plains, New Jersey (the “New Jersey Facility”) and, in accordance with Accounting Standards Codification (“ASC”) 840-40, Sale-Leaseback Transactions, were deemed the owner of the New Jersey Facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $8.6 million at the commencement of construction. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The New Jersey Facility lease obligation has, as amended, an extended term of 17 years expiring in November 2022, with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7-year term of the New Jersey Facility lease and a 10-year renewal, which was executed in November 2011. The New Jersey Facility lease may be renewed for up to an additional 15 years beyond the 17-year term. The remaining facility lease obligation related to this facility was $7.3 million as of June 30, 2012.

In August 2009, we entered into a lease for existing building space in Orange County, California (the “Orange County Facility”) for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.7 million upon taking possession of the facility and subsequently beginning construction. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5-year renewal. The Orange County lease may be renewed for up to an additional 20 years beyond the estimated 15.5 year term. The remaining facility lease obligation related to this facility was $5.9 million as of June 30, 2012.

In July 2009, we entered into a lease for building space in Atlanta, Georgia for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, upon taking possession of the building in March 2010, we capitalized approximately $6.4 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.4 million. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The Atlanta lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $5.9 million as of June 30, 2012.

10. CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and other offering expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2012 and December 31, 2011.

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

The 2016 Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of June 30, 2012 and December 31, 2011, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Carrying amount of the liability component	$520,335	$508,418
Unamortized discount of the liability component	99,665	111,582

We incurred debt issuance costs of approximately $12.9 million related to the 2016 Notes. In accordance with ASC 470-20, we allocated approximately $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversion. The remaining $2.8 million of debt issuance costs was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital.

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.5 and $12.9 for the three and six month periods ended June 30, 2012, respectively, and $6.1 million and $10.8 million for the three and six month periods ended June 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $8.9 million for the three and six month periods ended June 30, 2012, respectively, and $4.4 million and $7.8 million for the three and six month periods ended June 30, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended June 30, 2012 and 2011, and $0.7 million during each of the six month periods ended June 30, 2012 and 2011.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

As of June 30, 2012 and December 31, 2011, we had equity-based employee incentive plans, which are described more fully in Note 12 in our 2011 Form 10-K, and in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders.

Stock-based compensation expense for the six month periods ended June 30, 2012 and 2011 was as follows:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cost of revenue	$4.9	$2.3
Research and development	3.8	4.1
Selling, general and administrative	38.7	25.0

	$47.4	$31.4

In 2010, 2011 and 2012, we granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three and six month periods ended June 30, 2012, we recognized $0.1 million and $0.3 million, respectively, of compensation expense related to awards and options granted in 2012 with performance conditions. For the three and six month periods ended June 30, 2011, no expense was recognized related to awards granted in 2011 with performance conditions. The remaining restricted stock awards granted in 2010 and 2011 with performance conditions were forfeited in January 2012.

The fair value of stock-based awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for awards granted during the period:

	Employee Stock Options For the Three Months Ended June 30,		Employee Stock Purchase Plan For the Three Months Ended June 30,
	2012	2011	2012	2011
Weighted average estimated fair value	$5.48	$25.47	$3.70	$12.21

Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	85%	77%	70%	46%
Risk-free interest rate(C)	0.72%	1.76%	0.28%	0.01%
Expected term(D)	5.5 years	5.0 years	1.6 years	1.2 years

	Employee Stock Options For the Six Months Ended June 30,		Employee Stock Purchase Plan For the Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average estimated fair value	$5.81	$22.33	$3.70	$12.21

Weighted Average Assumptions
Dividend yield(A)	0.0%	0.0%	0.0%	0.0%
Expected volatility(B)	66%	76%	70%	46%
Risk-free interest rate(C)	0.82%	2.22%	0.28%	0.01%
Expected term(D)	4.7 years	5.0 years	1.6 years	1.2 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our common stock.
(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(D)	The expected term of the options represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,576,079	$25.98
Granted	1,438,616	11.44
Exercised	(33,643)	5.38
Forfeited and expired	(131,180)	28.62

Outstanding at June 30, 2012	3,849,872	20.31	7.62	$1,002,986

Options exercisable at June 30, 2012	1,691,599	23.99	5.39	$908,986

As of June 30, 2012 we had approximately $12.2 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.6 years.

Restricted Stock Awards

We also grant restricted stock awards that generally vest and are expensed over two to four year periods. The following table summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	1,963,711	$26.22
Granted	5,516,397	11.08
Vested	(2,050,624)	15.78
Forfeited and expired	(528,893)	10.85

Outstanding at June 30, 2012	4,900,591	15.20

As of June 30, 2012, we had approximately $41.3 million in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted-average period of approximately 1.4 years.

12. COMMITMENTS AND CONTINGENCIES

We have a supply agreement with Fujifilm covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of approximately $2.3 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we have entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. Payments on these commitments may begin in 2012 and will likely continue through 2014.

The majority of our operating lease payments relate to two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 square feet in Seattle, Washington. This lease was assigned to CommonWealth Partners in April 2012. The initial lease term is for five and a half years, with one renewal term of two and a half years. In June 2012, we amended the lease to reduce the premises to 158,081 square feet. The aggregate remaining rent payable for the amended lease agreement under the initial lease term is approximately $16.4 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We provided the bank that issued the letter of credit on our behalf with an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The security deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. The aggregate rent payable under the lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets.

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

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets as of June 30, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement with Knickerbocker Properties, Inc. XLVI to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million. On June 29, 2011 the FDA approved the Orange County Facility for the commercial manufacture of PROVENGE.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We provided the bank that issued the letter of credit on our behalf an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The security deposit is recorded as a long-term investment on our June 30, 2012 and December 31, 2011 consolidated balance sheets.

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

Future minimum lease payments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases, at June 30, 2012, were as follows:

Operating Leases
(In thousands)
Six month period ending December 31, 2012	$4,248
Year ending December 31:
2013	10,746
2014	8,747
2015	8,653
2016	8,783
Thereafter	20,009

Total minimum lease payments	$61,186

Refer to Note 14 – Subsequent Events for disclosure of an additional lease approved in July 2012. Future payments under this lease are not included in the above future minimum lease payments table.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed and awaiting further action by the Court. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v, Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action are currently in discussions over preliminary procedural matters. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

13. RESTRUCTURING AND CONTRACT TERMINATION

Restructuring – 2011

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

As a result of this workforce reduction, we recorded a charge of $19.4 million during the third and fourth quarters of 2011 related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. During the six month period ended June 30, 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

Contract Termination – 2011

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

Restructuring – 2012

On July 30, 2012, we announced a strategic restructuring plan further discussed in Note 14 – Subsequent Events. As a result, we recorded a restructuring charge of $1.1 million in the second quarter of 2012 related to fees associated with planning and developing the restructuring plan.

The following table summarizes the utilization of the restructuring liability:

Description	Restructuring and Contract Termination Liability as of December 31, 2011	Cash Payments	Adjustments and Accruals	Restructuring and Contract Termination Liability as of June 30, 2012
	(In thousands)
Severance and other termination benefits – 2011	$684	$(456)	$(140)	$88
Contract termination costs – 2011	4,068	(13)	(25)	4,030
Other associated costs – 2012	—	—	1,097	1,097

Total	$4,752	$(469)	$932	$5,215

The restructuring and contract termination liability is separately recorded as a current liability on the consolidated balance sheets at June 30, 2012 and December 31, 2011. We expect to pay the remaining amounts owed related to severance and other employee termination benefits within the next three months. We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring.

See Note 12 – Commitments and Contingencies for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the Agreement terminated as of October 31, 2011. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Agreement, which is included in the “Restructuring and contract termination liability” on the consolidated balance sheets at June 30, 2012 and December 31, 2011.

14. SUBSEQUENT EVENTS

Announcement of Strategic Restructuring Plan

On July 30 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey manufacturing facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives will include a reduction of our workforce.

As a result of the decision to close our New Jersey facility, we expect to record an initial restructuring charge of approximately $4 million related to severance and other related termination benefits, and we expect to record a non-cash restructuring charge of approximately $65 million related to the impairment of property and equipment at the New Jersey facility in the third quarter of 2012.

We expect the restructuring initiatives will take up to 12 months to implement. As such, we will continue to incur restructuring charges related to employee severance benefits and other related restructuring charges until the restructuring plan is complete.

Leases

On July 20, 2012, our Board of Directors approved a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in December 2012. The initial lease term is for ten years, with one renewal term of five years. The aggregate rent payable under the initial lease term is approximately $12.4 million. The lease requires us to provide the landlord with a letter of credit of $1.5 million as a security deposit.

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

We have incurred significant losses since our inception. As of June 30, 2012, our accumulated deficit was $1.8 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. However, there can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

We generated net revenue from sales of PROVENGE of $80.0 million and $161.9 million during the three and six month periods ended June 30, 2012, respectively, compared to $48.1 million and $75.1 million during the three and six month periods ended June 30, 2011. Commercial sale of PROVENGE is supported by our three manufacturing facilities in Morris Plains, New Jersey (the “New Jersey Facility”), Orange County, California (the “Orange County Facility”), and Atlanta, Georgia (the “Atlanta Facility”). The FDA approval of additional capacity at our New Jersey Facility and our two new facilities in California and Georgia in 2011 significantly increased our manufacturing capacity and geographic coverage for the supply of PROVENGE. Approximately 687 parent accounts, some of which have multiple sites, have infused the product as of the end of June 2012.

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

In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data described in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency, which was validated on January 25, 2012. To accelerate the regulatory timeline, we plan to initially manufacture product for our MAA through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in mid-2013.

As of June 30, 2012, our manufacturing operations employed approximately 840 individuals and our commercial team included approximately 155 individuals employed in sales, marketing, and market access support. As a result of the restructuring announced on July 30, 2012, we will be closing our New Jersey manufacturing facility, which currently employs approximately 350 individuals in manufacturing operations. Refer to Note 14 – Subsequent Events of Item 1 of this Form 10-Q for additional disclosure.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, directed against HER2/neu for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer, following surgical resection, and we enrolled our first patient in a trial under this IND in September 2011. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable in treating multiple types of cancer. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8.

On July 30, 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey manufacturing facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. As a result of the restructuring, we expect to reduce costs by approximately $150 million annually, including a reduction in headcount of more than 600 full-time and contractor positions. Full implementation of the restructuring is expected to take 12 months, commencing in the third quarter of 2012. As such, we will continue to incur restructuring charges related to employee severance benefits and other related restructuring charges until the restructuring plan is complete. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing these projects.

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

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product sales revenue and trade accounts receivable. Our estimate of chargebacks is based on information we gather related to the physician site.

During the third quarter of 2011, we identified misstatements in our consolidated financial statements for the three and six month periods ended June 30, 2011. The misstatements were related to our estimate of chargebacks on product sales to PHS eligible providers. For the three and six month periods ended June 30, 2011, we overstated revenue and trade accounts receivable by $1.4 million and $2.4 million, respectively, related to our under-estimate of chargebacks from PHS-eligible providers. We analyzed the potential impact of this overstatement and concluded that correction would not be material to the three and six month periods ended June 30, 2011, taking into account the requirements of the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). In accordance with the relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. As provided by SAB 108, correction of the misstatements for the three and six month periods ended June 30, 2011 did not require amendment of the previously filed quarterly reports on Form 10-Q. Accordingly, we recorded the adjustments in the nine month period ended September 30, 2011 to reduce both revenue and trade accounts receivable by $2.4 million. The correction to the financial information for the three and six month periods ended June 30, 2011 is reflected in this quarterly report on Form 10-Q. The correction increased net loss by $1.4 million and $2.4 million for the three and six month periods ended June 30, 2011, respectively, from that previously reported, and increased net loss per share for the six month period ended June 30, 2011 by $0.02. Net loss per share for the three month period ended June 30, 2011 was not affected.

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide certain sales and marketing and contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product sales revenue, and are classified as other accrued liabilities until paid.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. Inventories consisted of raw materials and work in process as of June 30, 2012 and raw materials as of December 31, 2011. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, based on our current standard cost, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the three and six month periods ended June 30, 2012, we used $0.6 million and $4.7 million of our zero-cost inventory, respectively, and no zero-cost inventory remains on hand as of June 30, 2012. Our cost of product revenue includes antigen expense of approximately $6.2 million and $8.2 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, our cost of product revenue does not include antigen expense as we used our zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of raw materials in the first half of 2012 and in 2011.

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

The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

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

Restricted stock awards generally vest and are expensed over two to four year periods. In 2010, 2011 and 2012, we granted restricted stock awards and options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards or options to accelerate and vest.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs are effective for us in the first quarter of 2012 and retrospective application is required. Accordingly, we changed our financial statement presentation of comprehensive income in our 2012 Quarterly Reports on Form 10-Q, which had no impact on our results of operations, cash flows or financial position.

No other accounting pronouncements were released during the second quarter of 2012 that would impact our financial statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Product revenue, net	$79,964	$48,139	$161,936	$75,140
Royalty revenue	8	—	89	—
Collaborative revenue	20	20	41	41

Total revenue	$79,992	$48,159	$162,066	$75,181

Net product revenue from the commercial sale of PROVENGE was $80.0 million and $161.9 million for the three and six month periods ended June 30, 2012 and 2011, respectively, and $48.1 million and $75.1 million for the three and six month periods ended June 30, 2011, respectively. The increase in product revenue is due to our commercialization efforts following the approval of PROVENGE for commercial sale in May 2010. We expect product revenue to increase in 2012 as we expand commercialization and as market acceptance grows.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs and to members of GPOs. Our revenue recognition policy requires estimates of rebates and chargebacks each period. We recorded estimated Medicaid rebates of approximately $0.2 million and $0.5 million for the three and six month periods ended June 30, 2012, respectively, and $0.1 million for both the three and six month periods ended June 30, 2011.

We recorded estimated chargebacks of approximately $4.8 million and $9.1 million for the three and six month periods ended June 30, 2012, respectively, and $3.2 million and $4.6 million for the three and six month periods ended June 30, 2011, respectively. The following table is a roll forward of our chargebacks reserve:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	9,086	4,621
Current provision related to sales made in prior periods	50	—
Payments/credits	(9,372)	—

Balance at June 30	$6,829	$4,621

In addition, for the three and six month periods ended June 30, 2012, we recorded GPO rebates of approximately $1.0 million and $2.1 million, respectively, and GPO administrative fees of approximately $1.0 million and $2.0 million, respectively. No rebates or administrative fees were recorded for the three and six month periods ended June 30, 2011 related to GPOs. The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

Six Months Ended June 30,
2012
(in thousands)
Beginning balance, January 1	$885
Current provision related to sales made in current period	4,045
Current provision related to sales made in prior periods	50
Payments/credits	(2,548)

Balance at June 30	$2,432

Royalty revenue for the three and six month periods ended June 30, 2012 resulted from the recognition of royalties pursuant to a license agreement. Collaborative revenue for the three and six month periods ended June 30, 2012 and 2011 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of product revenue	$61,731	$28,754	$121,772	$47,092
Gross profit(1)	18,233	19,385	40,164	28,048

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

The increase in cost of product revenue in the three and six month periods ended June 30, 2012 as compared to the same periods of 2011 was due to increased sales of PROVENGE and additional FDA approved manufacturing capacity. Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, based on our current standard cost, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the three and six month periods ended June 30, 2012, we used $0.6 million and $4.7 million of our zero-cost inventory, respectively, and no zero-cost inventory remains on hand as of June 30, 2012. Our cost of product revenue includes antigen expense of approximately $6.2 million and $8.2 million for the three and six month periods ended June 30, 2012, respectively. For the three and six month periods ended June 30, 2011, our cost of product revenue does not include antigen expense as we used our zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of raw materials in the first half of 2012 and in 2011.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase, we anticipate cost of product revenue as a percentage of product revenue will decline in future years.

We anticipate our cost of product revenue as a percentage of revenue will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section and in Note 14 – Subsequent Events of Item 1 of this Form 10-Q.

Research and Development Expenses

Research and development expenses were $19.7 million and $37.0 million for the three and six month periods ended June 30, 2012, respectively, compared to $18.6 million and $36.2 million for the three and six month periods ended June 30, 2011, respectively. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, research or contract manufacturing expenses. Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Clinical programs:
Direct costs	$9.8	$3.5	$17.2	$6.6
Indirect costs	3.8	5.5	7.4	11.7

Total clinical programs	13.6	9.0	24.6	18.3
Supplier development expenses	1.6	6.6	3.4	12.0
Research	4.5	3.0	9.0	5.9

Total research and development expense	$19.7	$18.6	$37.0	$36.2

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services such as data management and statistical analysis support, materials and supplies used in support of clinical programs, and employee-related expenses of departments directly supporting our clinical programs. Indirect costs of our clinical programs include employee-related expenses and other expenses incurred by departments indirectly supporting our clinical programs. Costs attributable to contract manufacturing expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our research programs represent our efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

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

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
DN24-02	$0.6	$0.9	$1.3	$1.4
CA-9	0.2	0.6	0.4	1.0
TRPM8	—	0.2	—	0.3
Other early pipeline development	—	0.1	0.5	0.3

	$0.8	$1.8	$2.2	$3.0

Research and development costs associated with CEA for each period presented were not material.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the European Union. Research and development costs associated with PROVENGE in the United States and in the European Union for each period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
PROVENGE- United States	$16.1	$9.9	$28.6	$23.3
PROVENGE- European Union	2.8	6.9	6.2	9.9

	$18.9	$16.8	$34.8	$33.2

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

We anticipate our research and development expenses will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section and in Note 14 – Subsequent Events of Item 1 of this Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $80.2 million and $175.5 million for the three and six month periods ended June 30, 2012, respectively, compared to $105.1 million and $200.4 million for the three and six month periods ended June 30, 2011, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses in 2011 included the expenses associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011 and the Orange County Facility and the Atlanta Facility during the six month period ended June 30, 2011, including related costs of personnel in training.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2012 decreased as compared to the respective periods in the prior year due to manufacturing facility-related costs. These costs were included in selling, general and administrative expenses prior to FDA approval of the facilities for commercial manufacture in 2011, and included in cost of product revenue upon FDA approval. Pre-operational costs incurred at the facilities and for start-up activities were approximately $34.0 million and $72.2 million for the three and six month periods ended June 30, 2011, respectively. Offsetting this decrease in selling, general and administrative expenses were increased payroll and non-cash stock-based compensation costs, primarily due to certain executive separations in the first and second quarters of 2012, and increased sales and marketing costs for PROVENGE.

We anticipate our selling, general and administrative expenses will decrease in future periods, which will all be realized in general and administrative functions, as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section and in Note 14 – Subsequent Events of Item 1 of this Form 10-Q.

Restructuring and Contract Termination Expenses

Restructuring – 2011

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

As a result of this workforce reduction, we recorded a charge of $19.4 million during the third and fourth quarters of 2011 related to severance, other termination benefits, outplacement services and non-cash stock compensation due to the accelerated vesting of options and restricted stock awards of certain employees. In the six month period ended June 30, 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

We expect to pay the remaining $0.1 million owed related to severance and other termination benefits within the next three months. We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring.

Contract Termination – 2011

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

See Note 12 to our unaudited financial statements included in this Quarterly Report on Form 10-Q for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the Agreement. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the Agreement, which is included in the “Restructuring and contract termination liability” on our consolidated balance sheets at June 30, 2012 and December 31, 2011.

Restructuring – 2012

On July 30 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey manufacturing facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives will include a reduction of our workforce. We recorded a restructuring charge of $1.1 million in the second quarter of 2012 related to fees associated with planning and developing the restructuring plan.

As a result of the decision to close our New Jersey facility, we expect to record an initial restructuring charge of approximately $4 million related to severance and other related termination benefits, and we expect to record a non-cash restructuring charge of approximately $65 million related to the impairment of property and equipment at the New Jersey facility in the third quarter of 2012.

We expect the restructuring initiatives will take up to 12 months to implement. As such, we will continue to incur restructuring charges related to employee severance benefits and other related restructuring charges until the restructuring plan is complete.

Interest Income

Interest income was $0.4 million and $0.8 million for each of the three and six month periods ended June 30, 2012 and 2011, respectively. We receive interest income primarily from holdings of cash and investments.

Interest Expense

Interest expense increased to $13.8 million and $27.6 million for the three and six month periods ended June 30, 2012, respectively, from $12.1 million and $21.1 million for the three and six month periods ended June 30, 2011, respectively. The increase was due in part to a full six months of interest and amortization of debt discount and debt issuance costs related to the 2016 Notes in 2012, as the 2016 Notes were issued during the first quarter of 2011. Amortization of the debt discount and debt issuance costs for the 2016 Notes resulted in non-cash interest expense of $6.5 million and $12.9 million for the three and six month periods ended June 30, 2012, respectively, and $6.1 million and $10.8 million for the three and six month periods ended June 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $8.9 million for the three and six month periods ended June 30, 2012, respectively, and $4.4 million and $7.8 million for the three and six month periods ended 2011, respectively. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million during each of the three month periods ended June 30, 2012 and 2011, and $0.7 million during each of the six month periods ended June 30, 2012 and 2011.

In addition, interest expense increased in the three and six month periods ended June 30, 2012 as compared to the respective periods of 2011 due to increased financing fees paid to the Wholesalers as a result of increased sales of PROVENGE. We capitalized interest expense of $0.4 million and $1.0 million for the three and six month periods ended June 30, 2011, respectively. Interest capitalized for the three and six month periods ended June 30, 2012 was not material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of June 30, 2012, we had approximately $509.7 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income, commercial sale of PROVENGE and the sale of the boceprevir royalty in the fourth quarter of 2011 for $125.0 million.

Net cash used in operating activities for the six month periods ended June 30, 2012 and 2011 was $95.9 million and $203.0 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, including clinical trial costs and contract manufacturing costs, and selling, general and administrative expenses in support of our operations. The decrease in net cash used in operating activities in the six month period ended June 30, 2012, as compared to the same period in 2011, primarily resulted from increased revenue and decreased operating expenditures associated with pre-FDA approval activities.

Net cash used in investing activities for the six month periods ended June 30, 2012 and 2011 was $84.4 million and $48.1 million, respectively. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the six month period ended June 30, 2012 consisted primarily of purchases of investments of $201.0 million and purchases of property and equipment, primarily facilities-related expenditures, of $10.0 million, offset by maturities and sales of investments of $126.6 million. The increase in net cash used in investing activities for the six month period ended June 30, 2012, as compared to the six month period ended June 30, 2011, was related to an increase in investment purchases and a decrease in investment maturities.

Net cash provided by financing activities was $0.7 million and $608.5 million for the six month periods ended June 30, 2012 and 2011, respectively. Cash provided by financing activities in 2011 was due to the offering of the 2016 Notes, from which we realized net proceeds of approximately $607.1 million.

We believe that our cash on hand as of June 30, 2012, together with revenue generated from commercial sales of PROVENGE and the reduced levels of spending following the restructurings in 2011 and 2012, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we continue to invest in our commercial operations, continue our clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

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

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease with Northwestern Mutual Life Insurance Company for office space of 179,656 square feet in Seattle, Washington. This lease was assigned to CommonWealth Partners in April 2012. The initial lease term is for five and a half years, with one renewal term of two and a half years. In June 2012, we amended the lease to reduce the premises to 158,081 square feet. The aggregate remaining rent payable for the amended lease agreement under the initial lease term is approximately $16.4 million. The lease required us to provide the landlord with a letter of credit as a security deposit. We provided the bank that issued the letter of credit on our behalf with an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets.

Also in February 2011, we entered into a sublease with Zymogenetics, Inc. for laboratory and office space of 97,365 square feet in Seattle, Washington. The initial lease term is for eight years. The aggregate rent payable under the initial lease term is approximately $24.3 million. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets.

On July 20, 2012, our Board of Directors approved a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in December 2012. The initial lease term is for ten years, with one renewal term of five years. The aggregate rent payable under the initial lease term is approximately $12.4 million. The lease requires us to provide the landlord with a letter of credit of $1.5 million as a security deposit.

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

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets at June 30, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement with Knickerbocker Properties, Inc. XLVI to lease the Orange County Facility, consisting of approximately 184,000 square feet for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. The lease includes a one-time purchase option exercisable during the first three years of the lease term. The aggregate rent payable under the initial lease term is $13.6 million.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We provided the bank that issued the letter of credit on our behalf an initial security deposit of $2.2 million to secure the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The security deposit is recorded as a long-term investment as of June 30, 2012 and December 31, 2011 on our consolidated balance sheets.

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

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. On May 12, 2010, we entered into a Second Amendment to the supply agreement to extend the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen under three orders. We have a remaining obligation of approximately $2.3 million under the 2011 order, for which delivery commenced in the second quarter 2011. In addition, we have entered into commitments with Fujifilm to purchase antigen in 2012 for a total of $41.5 million and in 2013 for a total of $43.8 million. Payments on these commitments may begin in 2012 and will likely continue through 2014.

Financings from the Issuance of Convertible Notes

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds to us, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds to us from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of our common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of our common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2012 and December 31, 2011.

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

The 2016 Notes are accounted for in accordance with ASC 470-20 under which issuers of certain convertible debt instruments that have a net settlement feature that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. At June 30, 2012, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $520.3 million, and the remaining unamortized debt discount was $99.7 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.5 million and $12.9 million for the three and six month periods ended June 30, 2012, respectively, and $6.1 million and $10.8 million of the three and six month periods ended June 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $8.9 million for the three and six month periods ended June 30, 2012, respectively, and $4.4 million and $7.8 million for the three and six month periods ended June 30, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended June 30, 2012 and 2011, and $0.7 million during each of the six month periods ended June 30, 2012 and 2011.

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

As of June 30, 2012 and December 31, 2011, we had short-term investments of $184.7 million and $111.5 million, respectively, and long-term investments of $77.5 million and $79.1 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at June 30, 2012, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.9 million, which would not materially impact our results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statements of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe that we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not significantly impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on our expected operating cash flows and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed and awaiting further action by the Court. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v, Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action are currently in discussions over preliminary procedural matters. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss, has been recorded in the financial statements.

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended June 30, 2012, including our consolidated financial statements and related notes, and information contained in our Annual Report on Form 10-K (“Annual Report”), and in our other filings with the Securities and Exchange Commission (“SEC”). The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

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

Risks Relating to Manufacturing Activities

*We announced the closure of one of our manufacturing facilities and we may close more of our manufacturing facilities which could limit our ability to supply the market and may limit our product sales.

On July 30, 2012, we announced the closure of our Morris Plains, New Jersey manufacturing facility in connection with our strategic restructuring plan. We may decide to close more of our manufacturing facilities in the future. Manufacturing PROVENGE is very complex and time-sensitive. With fewer manufacturing facilities, it may be difficult for us to meet the commercial demand for PROVENGE, especially in certain parts of the country. If we cannot meet demand, we could lose product sales and our revenue and reputation with physicians would suffer. In addition, our business could be materially harmed and our results of operations would be adversely impacted.

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

Risks Relating to Our Financial Position and Operations

*Our operating results may be harmed if our 2012 restructuring plan does not achieve the anticipated results or causes undesirable consequences.

On July 30, 2012, we announced a restructuring plan which will result in a reduction in headcount of more than 600 full-time and contractor positions, and the closing of our Morris Plains, New Jersey facility. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

*We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of June 30, 2012, our accumulated deficit was $1.8 billion and our net loss for the six months ended June 30, 2012 was $200.1 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

On March 23, 2010, PPACA became law and authorized FDA approval of biosimilar products. PPACA established a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The new law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U.S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

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

Risks Relating to an Investment in Our Common Stock

*We are currently subject to certain pending litigation and may be subject to similar claims in the future.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed and awaiting further action by the Court. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v, Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action are currently in discussions over preliminary procedural matters. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

*Our business may be affected by other legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings in addition to those described above. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position. Refer to Item 1 for further discussion of our legal proceedings.

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

*Anti-takeover provisions in our charter documents and under Delaware law and our stockholders’ rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation, as amended (“certification of incorporation”) and amended and restated bylaws (“bylaws”) will make it more difficult for a third-party to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. Our certificate of incorporation, as amended, authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, of which 2,500,000 shares have been designated as “Series A

Junior Participating Preferred Stock,” and to fix the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to, and may be junior to the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could reduce the voting power of the holders of our common stock and the likelihood that common stockholders will receive payments upon liquidation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following table sets forth information with respect to purchases of shares of our common stock made during the six month period ended June 30, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2012	20,234	$13.62	—	—
February 1 — February 29, 2012	—	—	—	—
March 1 — March 31, 2012	—	—	—	—
April 1 — April 30, 2012	8,266	9.62	—	—
May 1 — May 31, 2012	—	—	—	—
June 1 — June 30, 2012	197,764	7.40	—	—

Total	226,264	$8.04	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	2009 Equity Incentive Plan, as amended

10.2	Office Lease Agreement between Wells REIT – Bridgewater NJ, LLC and Dendreon Corporation, dated June 29, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2012

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory T. Schiffman
Gregory T. Schiffman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox Vice President, Finance (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2009 Equity Incentive Plan, as amended

10.2	Office Lease Agreement between Wells REIT – Bridgewater NJ, LLC and Dendreon Corporation, dated June 29, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT