Form 10-Q
period 2012-09-30
DENDREON CORP
filed 2012-11-02
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-35546

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-3203193 (IRS Employer Identification No.)

1301 2ND AVENUE SEATTLE, WASHINGTON (Address of registrant’s principal executive offices)	98101 (Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2012 was 154,317,078.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,696	$427,100
Short-term investments	163,519	111,525
Trade accounts receivable	38,307	35,541
Inventory	68,594	69,502
Prepaid antigen costs	963	7,490
Prepaid expenses and other current assets	19,980	19,064

Total current assets	518,059	670,222
Property and equipment, net	161,292	242,505
Long-term investments	54,854	79,071
Other assets	7,888	9,693

Total assets	$742,093	$1,001,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,878	$7,807
Accrued liabilities	41,432	35,581
Accrued compensation	26,921	24,703
Restructuring and contract termination liabilities	15,861	4,752
Current portion of capital lease obligations	4,132	3,855
Current portion of facility lease obligations	1,080	1,018

Total current liabilities	100,304	77,716
Long-term accrued liabilities	5,013	7,087
Capital lease obligations, less current portion	7,039	9,384
Facility lease obligations, less current portion	17,747	18,564
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016	526,477	508,418
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 154,352,780 and 149,169,279 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	150	147
Additional paid-in capital	1,973,125	1,913,265
Accumulated other comprehensive income (loss)	208	(35)
Accumulated deficit	(1,915,655)	(1,560,740)

Total stockholders’ equity	57,828	352,637

Total liabilities and stockholders’ equity	$742,093	$1,001,491

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Product revenue, net	$77,942	$61,409	$239,878	$136,549
Royalty and other revenue	29	2,878	159	2,919

Total revenue	77,971	64,287	240,037	139,468
Operating expenses:
Cost of product revenue	51,749	54,978	173,521	102,070
Research and development	18,643	20,417	55,683	56,591
Selling, general and administrative	68,109	84,920	243,643	285,280
Restructuring, contract termination and asset impairment	80,994	38,482	81,969	38,482

Total operating expenses	219,495	198,797	554,816	482,423

Loss from operations	(141,524)	(134,510)	(314,779)	(342,955)
Other income (expense):
Interest income	313	285	1,071	1,078
Interest expense	(13,732)	(12,910)	(41,312)	(34,024)
Other income (expense)	79	24	105	(2)

Net loss	$(154,864)	$(147,111)	$(354,915)	$(375,903)

Basic and diluted net loss per share	$(1.04)	$(1.00)	$(2.39)	$(2.58)

Shares used in computation of basic and diluted net loss per share	149,593	146,426	148,455	145,953

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(154,864)	$(147,111)	$(354,915)	$(375,903)

Other comprehensive income (loss):
Net unrealized gain (loss) on securities	119	(222)	243	(140)

Comprehensive loss	$(154,745)	$(147,333)	$(354,672)	$(376,043)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss	$(354,915)	$(375,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	31,152	25,797
Non-cash stock-based compensation expense	57,264	48,136
Amortization of securities discount and premium	2,292	1,697
Amortization of convertible notes discount and debt issuance costs	19,597	16,892
Asset impairment related to restructuring and contract termination	65,295	14,830
Other	306	975
Changes in operating assets and liabilities:
Trade accounts receivable	(2,766)	(22,700)
Inventory	9,382	(18,689)
Prepaid antigen costs	(1,359)	(10,843)
Prepaid expenses and other assets	(1,355)	(10,317)
Accounts payable	3,071	5,642
Accrued liabilities and compensation	6,345	8,306
Restructuring and contract termination liabilities	11,109	15,182

Net cash used in operating activities	(154,582)	(300,995)
Investing Activities:
Maturities and sales of investments	192,256	199,844
Purchases of investments	(222,052)	(248,457)
Purchases of property and equipment	(14,490)	(17,850)

Net cash used in investing activities	(44,286)	(66,463)
Financing Activities:
Net proceeds from issuance of convertible debt	—	607,129
Payments on facility lease obligations	(755)	(671)
Payments on capital lease obligations	(2,068)	(3,464)
Proceeds from release of security deposits	1,866	1,862
Payments of security deposits	(1,779)	(3,895)
Issuance of common stock under the Employee Stock Purchase Plan	2,795	4,083
Other	(1,595)	3,073

Net cash (used in) provided by financing activities	(1,536)	608,117

Net increase (decrease) in cash and cash equivalents	(200,404)	240,659
Cash and cash equivalents at beginning of period	427,100	132,995

Cash and cash equivalents at end of period	$226,696	$373,654

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$17,981	$12,926
Increase in asset retirement obligation	745	—
Assets acquired under capital leases	—	7,379

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

Principles of Consolidation

The consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011 include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The accompanying financial information as of December 31, 2011 has been derived from the Company’s audited 2011 consolidated financial statements included in our 2011 Form 10-K. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of future results that may be expected for the year ending December 31, 2012, or any other future period. Certain prior period balances have been reclassified in order to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon confirmed product delivery to and issuance of a product release form to the physician. Product returns are limited to those instances in which the physician receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

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

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. We recorded estimated rebates of approximately $0.5 million for the nine month period ended September 30, 2012 and no estimated rebates for the three month period ended September 30, 2012. We recorded estimated rebates of approximately $0.1 million for both the three and nine month periods ended September 30, 2011.

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. We recorded estimated chargebacks of approximately $3.8 million and $12.9 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, we recorded estimated chargebacks of approximately $4.3 million and $8.9 million, respectively. The following table is a roll forward of our chargebacks reserve:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	12,837	8,748
Current provision related to sales made in prior periods	50	136
Payments/credits	(13,394)	(2,865)

Balance at September 30	$6,558	$6,019

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. We recorded rebates of approximately $0.6 million and $2.6 million and administrative fees of approximately $1.1 million and $3.1 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, we recorded no rebates or administrative fees related to GPOs. The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

Nine Months Ended September 30,
2012
(in thousands)
Beginning balance, January 1	$885
Current provision related to sales made in current period	5,719
Current provision related to sales made in prior periods	57
Payments/credits	(4,734)

Balance at September 30	$1,927

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the nine month period ended September 30, 2012, we used $4.7 million of zero-cost inventory and no zero-cost inventory remained on hand as of September 30, 2012. For the three month period ended September 30, 2012, no zero-cost inventory was used. Cost of product revenue includes antigen expense of approximately $6.4 million and $14.6 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, cost of product revenue does not include antigen expense as we used zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to mid-2012.

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

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Refer to Note 7 – Property and Equipment and Note 13 – Restructuring, Contract Termination and Asset Impairment for details of losses from impairment of long-lived assets recorded in the third quarter of 2012. The determination of fair value of the assets evaluated for impairment required the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Because we reported a net loss for the three and nine month periods ended September 30, 2012 and 2011, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible

Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share. For the three and nine month periods ended September 30, 2012 and 2011, approximately 23.1 million shares and 19.9 million shares, respectively, were excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three and nine month periods ended September 30, 2012 and 2011.

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

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
September 30, 2012
Due in one year or less	$163,355	$163,519
Due after one year through two years	54,810	54,854

	$218,165	$218,373

December 31, 2011
Due in one year or less	$111,539	$111,525
Due after one year through two years	79,090	79,071

	$190,629	$190,596

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine month periods ended September 30, 2012 and 2011.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
September 30, 2012
Demand deposit	$7,984	$—	$—	$7,984
Corporate debt securities	111,030	158	(18)	111,170
Government-sponsored enterprises	29,040	16	—	29,056
U.S. Treasury notes	70,111	52	—	70,163

	$218,165	$226	$(18)	$218,373

December 31, 2011
Demand deposit	$7,999	$—	$—	$7,999
Corporate debt securities	144,771	93	(126)	144,738
Government-sponsored enterprises	25,348	—	(18)	25,330
U.S. Treasury notes	12,511	18	—	12,529

	$190,629	$111	$(144)	$190,596

None of our securities have been in a continuous unrealized loss position for more than 12 months as of September 30, 2012.

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

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of September 30, 2012. See Note 4 – Fair Value Measurements for further discussion.

We had $8.0 million in secured deposits for various letters of credit as of September 30, 2012 and $8.0 million as of December 31, 2011, which are classified as long-term investments.

4. FAIR VALUE MEASUREMENTS

We measure and report at fair value cash equivalents and investment securities (financial assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:

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

The following table summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
September 30, 2012
Money market	$226,499	$226,499	$—	$—
Corporate debt securities	111,170	—	111,170	—
Government-sponsored enterprises	29,056	—	29,056	—
U.S. Treasury notes	70,163	—	70,163	—

Total financial assets	$436,888	$226,499	$210,389	$—

December 31, 2011
Money market	$396,193	$396,193	$—	$—
Commercial paper	17,990	—	17,990	—
Corporate debt securities	144,738	—	144,738	—
Government-sponsored enterprises	25,330	—	25,330	—
U.S. Treasury notes	12,529	—	12,529	—

Total financial assets	$596,780	$396,193	$200,587	$—

Fixed income investment securities are valued using the market approach.

As further discussed in Note 7 – Property and Equipment, in July 2012 we announced the closure of our Morris Plains, New Jersey manufacturing facility (the “New Jersey Facility”) as part of a strategic restructuring plan. As a result, we recorded an impairment charge in the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey Facility to estimated fair value. This non-recurring fair value measurement was based on Level 3 inputs in the fair value hierarchy.

The fair value of the 2016 Notes as of September 30, 2012 and December 31, 2011 was approximately $406.1 million and $428.6 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of September 30, 2012 was approximately $26.3 million based on the last trading price as of period end. The fair value of the 2014 Notes as of December 31, 2011 was approximately $38.8 million based on the average trading prices near period end. Estimates of fair value for the 2016 Notes and 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $67.7 million and finished goods of $0.9 million as of September 30, 2012. Inventories consisted of raw materials of $69.5 million as of December 31, 2011.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2012 and December 31, 2011, there was $1.0 million and $7.5 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Fujifilm is obligated to manufacture.

In addition, as of September 30, 2012 and December 31, 2011, there was $9.1 million and $5.2 million, respectively, included in “Prepaid expenses and other current assets” on our consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production. In addition, as of September 30, 2012 and December 31, 2011, there was $0.2 million and $0.7 million, respectively, included in “Other assets” on our consolidated balance sheets related to these agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Furniture and office equipment	$2,625	$4,910
Laboratory and manufacturing equipment	32,055	33,672
Computer equipment and software	56,734	57,330
Leasehold improvements	143,180	183,095
Buildings	21,903	30,330
Construction in progress	11,003	8,310

	267,500	317,647
Less accumulated depreciation and amortization	(106,208)	(75,142)

	$161,292	$242,505

On July 30, 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. As a result of our decision to close our New Jersey Facility, we recorded an impairment charge of $60.0 million in the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey Facility to estimated fair value. The estimate of the fair value of our facility utilized an expected present value cash flow model, which included probability-weighted cash flows, requiring judgments and estimates related to the amount and timing of the cash flows and the highest and best use of the facility for a market participant. We applied a risk adjusted discount rate to our estimated cash flows in determining the net present value. Because of the unique nature of the facility, the fair value we ultimately realize after we vacate the facility may differ materially from our current estimate and could result in additional asset impairment charges.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million in the third quarter of 2012 to reduce the net book value of the construction in progress to estimated fair value. The total non-cash impairment charge of $65.3 million is included in “Restructuring, contract termination and asset impairment” on our consolidated statements of operations for the three and nine month periods ended September 30, 2012. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for further details.

We have three facility leases with provisions requiring that we restore the buildings to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. The asset retirement obligations related to our manufacturing facilities in Atlanta, Georgia (the “Atlanta Facility”) and in Orange County, California (the “Orange County Facility”) are included in “Long-term accrued liabilities” on our consolidated balance sheets. The asset retirement obligation related to the New Jersey Facility is included in “Accrued liabilities” on our consolidated balance sheet as of September 30, 2012, and is included in “Long-term accrued liabilities” on our consolidated balance sheet as of December 31, 2011. In the third quarter of 2012, we increased our asset retirement obligation for the New Jersey Facility by $0.7 million, as we anticipate we will incur the dismantlement and restoration costs associated with this obligation in 2013. For further description of the facility leases, see Note 9 – Financing Obligations and Debt. The following table is a roll forward of our asset retirement obligations:

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
	(In thousands)
Beginning balance, January 1	$7,019	$6,610
Additions	745	—
Accretion	365	409

Ending balance	$8,129	$7,019

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

Depreciation expense, including depreciation of assets acquired through capital leases, for the three and nine month periods ended September 30, 2012 was $9.5 million and $31.2 million, respectively, and for the three and nine month periods ended September 30, 2011 was $9.8 million and $25.8 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Deferred rent	$8,022	$6,668
Accrued property and equipment	360	2,880
Inventory receipts	4,549	4,377
Accrued consulting and other services	9,144	10,561
Accrued clinical trials expense	2,612	874
Accrued interest	4,285	295
Accrued service fees and rebates	3,676	3,496
Accrued retirement obligation	3,122	—
Other accrued liabilities	5,662	6,430

	$41,432	$35,581

9. FINANCING OBLIGATIONS AND DEBT

In August 2005, we entered into an agreement to lease commercial manufacturing space for our New Jersey Facility and, in accordance with Accounting Standards Codification (“ASC”) 840-40, Sale-Leaseback Transactions, were deemed the owner of the New Jersey Facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $8.6 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $8.6 million at the commencement of construction. Accordingly, the lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The New Jersey Facility lease obligation has, as amended, an extended term of 17 years expiring in November 2022, with an effective interest rate of 7.64%. The estimated lease term is based on the initial 7-year term of the New Jersey Facility lease and a 10-year renewal, which was executed in November 2011. The New Jersey Facility lease may be renewed for up to an additional 15 years beyond the 17-year term. The remaining facility lease obligation related to this facility was $7.2 million as of September 30, 2012. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for further details regarding the closure of this facility.

In August 2009, we entered into a lease for existing building space in Orange County, California (the “Orange County Facility”) for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, we capitalized approximately $6.7 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.7 million upon taking possession of the facility and subsequently beginning construction. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5-year renewal. The Orange County lease may be renewed for up to an additional 20 years beyond the estimated 15.5 year term. The remaining facility lease obligation related to this facility was $5.8 million as of September 30, 2012.

In July 2009, we entered into a lease for building space in Atlanta, Georgia for use as a manufacturing facility following build-out and, in accordance with ASC 840-40, Sale-Leaseback Transactions, were deemed the owner of the facility during the construction period, as we were responsible for the construction costs. Therefore, upon taking possession of the building in March 2010, we capitalized approximately $6.4 million, which represented the estimated fair value of the building, and recorded a related facility lease obligation of approximately $6.4 million. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The Atlanta lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $5.8 million as of September 30, 2012.

10. CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and other offering expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2012 and December 31, 2011.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2016 Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will, under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of common stock or a combination of cash and shares, unless the consideration for common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

The 2016 Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of September 30, 2012 and December 31, 2011, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, and the remaining unamortized debt discount were as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Carrying amount of the liability component	$526,477	$508,418
Unamortized discount of the liability component	93,523	111,582

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.6 million and $19.5 million for the three and nine month periods ended September 30, 2012, respectively, and $6.0 million and $16.8 million for the three and nine month periods ended September 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $13.4 million for the three and nine month periods ended September 30, 2012, respectively, and $4.5 million and $12.3 million for the three and nine month periods ended September 30, 2011, respectively.

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

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2014 Indenture contains customary covenants.

As of September 30, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended September 30, 2012 and 2011, and $1.1 million during each of the nine month periods ended September 30, 2012 and 2011.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

As of September 30, 2012 and December 31, 2011, we had equity-based employee incentive plans, which are described more fully in Note 12 in our 2011 Form 10-K, and in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders.

Stock-based compensation expense was as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cost of product revenue	$4.8	$3.8
Research and development	5.3	5.7
Selling, general and administrative	45.5	33.6
Restructuring	1.7	5.0

	$57.3	$48.1

In 2010, 2011 and 2012, we granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the nine month period ended September 30, 2012, we recognized $0.3 million of compensation expense related to awards and options granted in 2012 with performance conditions. For the three month period ended September 30, 2012, compensation expense recognized related to awards and options with performance conditions was not material. For the three and nine month periods ended September 30, 2011, we recognized $1.6 million in compensation expense related to awards granted in 2011 with performance conditions. The remaining restricted stock awards granted in 2010 and 2011 with performance conditions were forfeited in January 2012.

The fair value of stock awards was estimated at the date of grant using the BSM model with the following weighted average assumptions for awards granted during the period:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Weighted average estimated fair value	$3.21	$7.82	$1.38	$14.40

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	86%	81%	23%	44%
Risk-free interest rate (C)	0.80%	0.96%	0.07%	0.01%
Expected term (D)	5.5 years	5.0 years	0.5 years	0.9 years

	Employee Stock Options		Employee Stock Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted average estimated fair value	$5.59	$19.72	$2.23	$12.40

Weighted Average Assumptions
Dividend yield (A)	0.0%	0.0%	0.0%	0.0%
Expected volatility (B)	69%	77%	41%	45%
Risk-free interest rate (C)	0.82%	1.99%	0.14%	0.04%
Expected term (D)	4.8 years	5.0 years	0.9 years	1.1 years

(A)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(B)	The expected stock price volatility is based on the weighted average of the historical volatility of our common stock.
(C)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(D)	The expected term of the options represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following table summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2012	2,576,079	$25.98
Granted	1,622,520	10.81
Exercised	(48,962)	5.04
Forfeited and expired	(537,051)	23.48

Outstanding at September 30, 2012	3,612,586	19.49	8.16	$56,569

Options exercisable at September 30, 2012	1,433,657	24.86	6.57	$22,969

As of September 30, 2012 we had approximately $9.3 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.4 years.

Restricted Stock Awards

We also grant restricted stock awards that generally vest and are expensed over two to four year periods. The following table summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2012	1,963,711	$26.22
Granted	5,607,332	10.99
Vested	(2,184,779)	16.33
Forfeited and expired	(699,930)	12.35

Outstanding at September 30, 2012	4,686,334	14.67

As of September 30, 2012, we had approximately $27.0 million in total unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted-average period of approximately 1.2 years.

12. COMMITMENTS AND CONTINGENCIES

We have a supply agreement with Fujifilm covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. The second amendment to the supply agreement extended the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have remaining commitments with Fujifilm to purchase antigen in 2012 of $40.8 million and in 2013 of $43.8 million. Payments on these commitments will likely continue through 2014.

The majority of our operating lease payments relate to two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and the manufacturing facility leases in Morris Plains, New Jersey, Orange County, California and Atlanta, Georgia. In addition, in July 2012 we entered into a lease in Bridgewater, New Jersey, which will be used for office space.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. The remaining rent payable under the amended lease agreement for the initial lease term was approximately $15.4 million as of September 30, 2012. The lease required us to provide the landlord with a letter of credit as a security deposit. We provided the bank that issued the letter of credit on our behalf with an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The security deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets.

Also in February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. The remaining rent payable under the lease term was $22.7 million as of September 30, 2012. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets.

In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in January 2013. The initial lease term is for ten years, with one renewal term of five years. The aggregate rent payable under the initial lease term is approximately $12.5 million. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.6 million security deposit. The security deposit is recorded as a long-term investment as of September 30, 2012 on our consolidated balance sheet.

In August 2005, we entered into an agreement to lease the New Jersey Facility, consisting of approximately 158,000 square feet of commercial manufacturing space. The lease agreement originally expired in November 2012; however in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The remaining rent payable under the current ten-year extension was $12.8 million as of September 30, 2012. During 2010, we supported commercial sale of PROVENGE from the initial available capacity at the New Jersey Facility. On March 10, 2011, the FDA approved the remainder of the New Jersey Facility for the commercial manufacture of PROVENGE. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for details regarding the closure of this facility.

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets as of September 30, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. The remaining rent payable under the initial lease term was $10.1 million as of September 30, 2012. On June 29, 2011 the FDA approved the Orange County Facility for the commercial manufacture of PROVENGE.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We provided the bank that issued the letter of credit on our behalf an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The security deposit is recorded as a long-term investment on our September 30, 2012 and December 31, 2011 consolidated balance sheets.

In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The remaining rent payable for the Atlanta Facility under the initial lease term was $5.4 million as of September 30, 2012. On August 26, 2011 the FDA approved the Atlanta Facility for the commercial manufacture of PROVENGE.

We account for the New Jersey Facility, the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The portion of the lease related to the building is treated as a facility lease obligation as further discussed in Note 9 – Financing Obligations and Debt.

Future minimum lease payments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases, at September 30, 2012, were as follows:

Operating Leases
(In thousands)

Three month period ending December 31, 2012	$1,734
Year ending December 31:
2013	11,655
2014	9,934
2015	9,840
2016	9,989
Thereafter	21,881

Total minimum lease payments	$65,033

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

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action remain in discussions over preliminary procedural matters and there are no pending deadlines. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement (the “GSK Agreement”) terminated as of October 31, 2011. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

13. RESTRUCTURING, CONTRACT TERMINATION AND ASSET IMPAIRMENT

Restructuring – 2012

On July 30 2012, we announced that our Board of Directors approved a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives include a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

As a result of our workforce reduction, we recorded a charge of approximately $10.5 million during the third quarter of 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. We expect to incur and record an additional $13.9 million in restructuring charges related to employee severance benefits through the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $5.2 million and $6.3 million for the three and nine month periods ended September 30, 2012, respectively, related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

Asset Impairment – 2012

As a result of our decision to close our New Jersey Facility, we recorded an impairment charge of $60.0 million in the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey Facility to estimated fair value. The determination of fair value of the New Jersey Facility assets required the use of judgmental assumptions surrounding the estimated future cash flows related to the highest and best use of the assets and estimated salvage values.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million in the third quarter of 2012 to reduce the net book value of the construction in progress to estimated fair value.

For the nine month period ended September 30, 2012, the total non-cash impairment charge of $65.3 million and total restructuring charges of $16.8 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statements of operations for the three and nine month periods ended September 30, 2012.

The following table summarizes the utilization of the 2012 restructuring liability:

	2012 Restructuring
Description	Charges for the Nine Month Period ended September 30, 2012	Cash Payments	Stock Vesting and Other Non- Cash Settlement	Restructuring and Contract Termination Liabilities as of September 30, 2012
	(In thousands)
Severance and other termination benefits	$10,498	$(259)	$(1,690)	$8,549
Other associated costs	6,298	(3,035)	—	3,263
Asset impairment	65,295	—	(65,275)	20

Total	$82,091	$(3,294)	$(66,965)	$11,832

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

As a result of our workforce reduction, we recorded a charge of $19.4 million during the third quarter of 2011 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. During the nine month period ended September 30, 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees.

Contract Termination – 2011

On September 1, 2011 we provided written notice to GSK of termination of the GSK Agreement effective on October 31, 2011. We entered into the GSK Agreement for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the GSK Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the GSK Agreement. Assets included in our prepaid expense and other current assets balance related to the GSK Agreement were deemed unusable and, as such, we incurred an expense of $19.1 million during the third quarter of 2011.

The following table summarizes the utilization of the 2011 restructuring and contract termination liabilities:

	2011 Restructuring
Description	Restructuring and Contract Termination Liabilities as of December 31, 2011	Cash Payments	Adjustments for the Nine Month Period ended September 30, 2012	Restructuring and Contract Termination Liabilities as of September 30, 2012
	(In thousands)
Severance and other termination benefits	$684	$(593)	$(91)	$—
Contract termination costs	4,068	(8)	(31)	4,029

Total	$4,752	$(601)	$(122)	$4,029

The 2012 and 2011 restructuring and contract termination liabilities are separately recorded as current liabilities on the consolidated balance sheets at September 30, 2012, as we expect to pay the amounts owed within the next 12 months.

We do not expect to incur additional restructuring charges in 2012 related to severance and other termination benefits in connection with the September 2011 restructuring. See Note 12 – Commitments and Contingencies for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement, which is included in the “Restructuring and contract termination liabilities” on the consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding important factors that affect our business, including without limitation the disclosures set forth under the heading “Risk Factors” in this report, as well as the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred significant losses since our inception. As of September 30, 2012, our accumulated deficit was $1.9 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. We anticipate that near term we will continue to fund our ongoing research, development and general operations from available cash, including proceeds from our January 2011 convertible notes offering, and revenue generated from commercial sales of PROVENGE. However, there can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability.

We generated net revenue from sales of PROVENGE of $77.9 million and $239.9 million during the three and nine month periods ended September 30, 2012, respectively, compared to $61.4 million and $136.5 million during the three and nine month periods ended September 30, 2011. Approximately 741 parent accounts, some of which have multiple sites, had infused the product as of the end of September 2012. Commercial sale of PROVENGE is currently supported by our three manufacturing facilities in Morris Plains, New Jersey (the “New Jersey Facility”), Orange County, California (the “Orange County Facility”), and Atlanta, Georgia (the “Atlanta Facility”). On July 30 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey Facility. We anticipate that with the closure of our New Jersey Facility, the manufacturing of PROVENGE can be handled in the volumes that we expect to require through our Atlanta and Orange County facilities.

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

As of September 30, 2012, our manufacturing operations employed approximately 700 individuals, a decrease from 840 individuals at June 30, 2012 due to the Company’s 2012 restructuring and workforce reduction. Our commercial team included approximately 180 individuals employed in sales, marketing, and market access support as of September 30, 2012, an increase of 25 individuals from June 30, 2012, due to realignment of individuals from other departments in the current quarter. As a result of the restructuring announced on July 30, 2012, we will be closing the New Jersey Facility, which employed approximately 200 individuals in manufacturing operations as of September 30, 2012.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, which may be used to treat solid tumors expressing HER2/neu such as bladder, breast and ovarian. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of urothelial carcinoma, including bladder cancer, following surgical resection, and we enrolled our first patient in a trial under this IND in September 2011. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in preclinical development. We are also developing an orally-available small molecule targeting TRPM8 that could be applicable in treating multiple types of cancer. We completed our Phase 1 clinical trial initiated in 2009 to evaluate TRPM8.

As discussed above, on July 30, 2012, we announced that our Board of Directors approved a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. As a result of the restructuring, we expect to reduce costs by approximately $150 million annually, including a reduction in headcount of approximately 600 full-time and contractor positions. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

As a result of our workforce reduction, we recorded restructuring charges of $16.8 million for the nine month period ended September 30, 2012 related to severance and other termination benefits, including non-cash stock-based compensation, fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses. In addition, we recorded impairment charges of $65.3 million in the third quarter of 2012 related to property and equipment at the New Jersey Facility and as the result of the discontinued development of a non-essential computer software project as a result of the restructuring plan. We expect to incur and record an additional $13.9 million in restructuring charges related to employee severance benefits through the second quarter of 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing these projects.

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

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon confirmed product delivery to and issuance of a product release form to the physician. Product returns are limited to those instances in which the physician receives the product but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

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

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs, and accordingly revenue recognition requires estimates of rebates and chargebacks. We have agreements with the CMS providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible Providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. Our estimate of chargebacks is based on information we gather related to the physician site.

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the nine month period ended September 30, 2012, we used $4.7 million of zero-cost inventory, and no zero-cost inventory remained on hand as of September 30, 2012. Cost of product revenue includes antigen expense of approximately $6.4 million and $14.6 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, cost of product revenue does not include antigen expense as we used zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to mid-2012.

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Refer to Note 7 – Property and Equipment and Note 13 – Restructuring, Contract Termination and Asset Impairment to our consolidated financial statements for details of losses from impairment of long-lived assets recorded in the third quarter of 2012. The determination of fair value of the assets evaluated for impairment required the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock.

The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

Fair Value

We measure and report at fair value cash equivalents and investment securities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities typically recorded at fair value on a non-recurring basis include long-lived assets measured at fair value due to an impairment assessment under ASC 360-10, Property, Plant and Equipment, and asset retirement obligations initially measured under ASC 410-20, Asset Retirement and Environmental Obligations.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Product revenue, net	$77,942	$61,409	$239,878	$136,549
Royalty revenue	8	2,858	97	2,858
Collaborative revenue	21	20	62	61

Total revenue	$77,971	$64,287	$240,037	$139,468

Net product revenue from the commercial sale of PROVENGE was $77.9 million and $239.9 million for the three and nine month periods ended September 30, 2012, respectively, and $61.4 million and $136.5 million for the three and nine month periods ended September 30, 2011, respectively. The increase in product revenue is due to our commercialization efforts following the approval of PROVENGE for commercial sale in May 2010. We expect product revenue to increase in future periods as we expand commercialization and as market acceptance grows.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks, offered pursuant to mandatory federal and state government programs and to members of GPOs. Our revenue recognition policy requires estimates of rebates and chargebacks each period.

We recorded estimated rebates of approximately $0.5 million for the nine month period ended September 30, 2012 and no estimated rebates for the three month period ended September 30, 2012. We recorded estimated rebates of approximately $0.1 million for both the three and nine month periods ended September 30, 2011.

We recorded estimated chargebacks of approximately $3.8 million and $12.9 million for the three and nine month periods ended September 30, 2012, respectively, and $4.3 million and $8.9 million for the three and nine month periods ended September 30, 2011, respectively. The following table is a roll forward of our chargebacks reserve:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	12,837	8,748
Current provision related to sales made in prior periods	50	136
Payments/credits	(13,394)	(2,865)

Balance at September 30	$6,558	$6,019

In addition, for the three and nine month periods ended September 30, 2012, we recorded GPO rebates of approximately $0.6 million and $2.6 million, respectively, and GPO administrative fees of approximately $1.1 million and $3.1 million, respectively. No rebates or administrative fees were recorded for the three and nine month periods ended September 30, 2011 related to GPOs. The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

Nine Months Ended September 30,
2012
(in thousands)
Beginning balance, January 1	$885
Current provision related to sales made in current period	5,719
Current provision related to sales made in prior periods	57
Payments/credits	(4,734)

Balance at September 30	$1,927

Royalty revenue for the three and nine month periods ended September 30, 2012 resulted from the recognition of royalties pursuant to a license agreement. In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir), for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. We recorded $2.9 million for the three and nine month periods ended September 30, 2011, related to second quarter and estimated third quarter sales of the product. In the fourth quarter of 2011, we sold this royalty to an unrelated third-party for $125.0 million. No revenue will be recorded related to this royalty in periods beginning after December 31, 2011.

Collaborative revenue for the three and nine month periods ended September 30, 2012 and 2011 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Cost of product revenue	$51,749	$54,978	$173,521	$102,070
Gross profit (1)	26,193	6,431	66,357	34,479

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

The decrease in cost of product revenue for the three month period ended September 30, 2012 as compared to the same period of 2011 was due to certain one-time adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments include the reversal of accrued bonus for terminated employees and the reversal of stock compensation expense related to unvested awards of terminated employees. In addition, cost of product revenue for the three month period ended September 30, 2012 includes reduced depreciation expense related to the New Jersey Facility due to the impairment of property and equipment at this facility in the third quarter of 2012 as a result of its planned closure in the fourth quarter.

The increase in cost of product revenue for the nine month period ended September 30, 2012 as compared to the same period of 2011 was due to increased sales of PROVENGE and additional FDA approved manufacturing capacity. Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory, which had been previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011, approximately $4.7 million of zero-cost inventory remained on hand. For the nine month period ended September 30, 2012, we used $4.7 million of zero-cost inventory, and no zero-cost inventory remained on hand as of September 30, 2012. Cost of product revenue includes antigen expense of approximately $6.4 million and $14.6 million for the three and nine month periods ended September 30, 2012, respectively. For the three and nine month periods ended September 30, 2011, cost of product revenue does not include antigen expense as we used our zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to mid-2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase, we anticipate cost of product revenue as a percentage of product revenue will decline in future years. We also anticipate our cost of product revenue as a percentage of revenue will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section.

Research and Development Expenses

Research and development expenses were $18.6 million and $55.7 million for the three and nine month periods ended September 30, 2012, respectively, compared to $20.4 million and $56.6 million for the three and nine month periods ended September 30, 2011, respectively. Expenses related to our research and development activities are categorized as either costs associated with clinical programs, research or supplier development expenses. Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
Clinical programs:
Direct costs	$9.5	$3.7	$26.8	$10.3
Indirect costs	3.7	7.6	11.1	19.3

Total clinical programs	13.2	11.3	37.9	29.6
Supplier development expenses	1.5	5.6	4.9	17.6
Research	3.9	3.5	12.9	9.4

Total research and development expense	$18.6	$20.4	$55.7	$56.6

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services such as data management and statistical analysis support, materials and supplies used in support of clinical programs, and employee-related expenses of departments directly supporting our clinical programs. Indirect costs of our clinical programs include employee-related expenses and other expenses incurred by departments indirectly supporting our clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to our research programs represent our efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

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

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
DN24-02	$0.8	$0.9	$2.1	$2.3
CA-9	—	0.7	0.4	1.7
TRPM8	—	0.1	—	0.4
Other early pipeline development	0.1	0.1	0.6	0.4

	$0.9	$1.8	$3.1	$4.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)		(In millions)
PROVENGE- United States	$14.8	$12.6	$43.5	$35.9
PROVENGE- European Union	2.9	6.0	9.1	15.9

	$17.7	$18.6	$52.6	$51.8

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

We anticipate our research and development expenses will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $68.1 million and $243.6 million for the three and nine month periods ended September 30, 2012, respectively, compared to $84.9 million and $285.3 million for the three and nine month periods ended September 30, 2011, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses in 2011 included the expenses associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011, including related costs of personnel in training.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2012 decreased as compared to the respective periods in the prior year primarily due to manufacturing facility-related costs. These costs were included in selling, general and administrative expenses prior to FDA approval of the facilities for commercial manufacture in 2011, and included in cost of product revenue upon FDA approval. Pre-operational costs incurred at the facilities and for start-up activities were approximately $14.8 million and $87.0 million for the three and nine month periods ended September 30, 2011, respectively. In addition, selling, general and administrative expenses decreased in the third quarter of 2012 due to certain one-time adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments include the reversal of accrued bonus for terminated employees and the reversal of stock compensation expense related to unvested awards of terminated employees. Offsetting these decreases in selling, general and administrative expenses were increased payroll and non-cash stock-based compensation costs, primarily due to certain executive separations in the first and second quarters of 2012, and increased sales and marketing costs for PROVENGE.

We anticipate our selling, general and administrative expenses will decrease in future periods, which will all be realized in general and administrative functions, as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section.

Restructuring, Contract Termination and Asset Impairment Charges

Restructuring – 2012

On July 30 2012, we announced that our Board of Directors approved a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives include a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

As a result of our workforce reduction, we recorded a charge of approximately $10.5 million during the third quarter of 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. We expect to incur and record an additional $13.9 million in restructuring charges related to employee severance benefits through the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $5.2 million and $6.3 million for the three and nine month periods ended September 30, 2012, respectively, related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

Asset Impairment – 2012

As a result of our decision to close our New Jersey Facility, we recorded an impairment charge of $60.0 million in the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey facility to estimated fair value. The determination of fair value of the New Jersey Facility assets required the use of judgmental assumptions surrounding the estimated future cash flows related to the highest and best use of the assets and estimated salvage values.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million in the third quarter of 2012 to reduce the net book value of the construction in progress to estimated fair value.

For the nine month period ended September 30, 2012, the total non-cash impairment charge of $65.3 million and total restructuring charges of $16.8 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statements of operations for the three and nine month periods ended September 30, 2012.

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

As a result of our workforce reduction, we recorded a charge of $19.4 million during the third quarter of 2011 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements.

Contract Termination – 2011

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of the Development and Supply Agreement (the “GSK Agreement”) effective on October 31, 2011. We entered into the GSK Agreement for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the GSK Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the GSK Agreement. Assets included in our prepaid expense and other current assets balance related to the GSK Agreement were deemed unusable and, as such, we incurred an expense of $19.1 million during the third quarter of 2011.

See Note 12 – Commitments and Contingencies to our unaudited financial statements included in this Quarterly Report on Form 10-Q for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement, which is included in the “Restructuring and contract termination liabilities” on our consolidated balance sheets at September 30, 2012 and December 31, 2011.

Interest Income

Interest income was $0.3 million and $1.1 million for each of the three and nine month periods ended September 30, 2012 and 2011, respectively. We receive interest income primarily from holdings of cash and investments.

Interest Expense

Interest expense increased to $13.7 million and $41.3 million for the three and nine month periods ended September 30, 2012, respectively, from $12.9 million and $34.0 million for the three and nine month periods ended September 30, 2011, respectively. The increase was due in part to a full nine months of interest and amortization of debt discount and debt issuance costs related to the 2016 Notes in 2012, as the 2016 Notes were issued during the first quarter of 2011. Amortization of the debt discount and debt issuance costs for the 2016 Notes resulted in non-cash interest expense of $6.6 million and $19.5 million for the three and nine month periods ended September 30, 2012, respectively, and $6.0 million and $16.8 million for the three and nine month periods ended September 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $13.4 million for the three and nine month periods ended September 30, 2012, respectively, and $4.5 million and $12.3 million for the three and nine month periods ended September 30, 2011, respectively. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million during each of the three month periods ended September 30, 2012 and 2011, and $1.1 million during each of the nine month periods ended September 30, 2012 and 2011.

In addition, interest expense increased in the three and nine month periods ended September 30, 2012 as compared to the respective periods of 2011 due to increased financing fees paid to the Wholesalers as a result of increased sales of PROVENGE. We capitalized interest expense of $0.2 million and $1.1 million for the three and nine month periods ended September 30, 2011, respectively. Interest capitalized for the three and nine month periods ended September 30, 2012 was not material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of September 30, 2012, we had approximately $445.1 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, cash receipts from collaborative agreements, interest income, commercial sale of PROVENGE and the sale of the boceprevir royalty in the fourth quarter of 2011 for $125.0 million.

Net cash used in operating activities for the nine month periods ended September 30, 2012 and 2011 was $154.6 million and $301.0 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, including clinical trial costs and contract manufacturing costs, and selling, general and administrative expenses in support of our operations. The decrease in net cash used in operating activities in the nine month period ended September 30, 2012, as compared to the same period in 2011, primarily resulted from increased revenue and decreased operating expenditures associated with pre-FDA approval activities.

Net cash used in investing activities for the nine month periods ended September 30, 2012 and 2011 was $44.3 million and $66.5 million, respectively. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the nine month period ended September 30, 2012 consisted primarily of purchases of investments of $222.1 million and purchases of property and equipment, primarily software development and facilities-related expenditures, of $14.5 million, offset by maturities and sales of investments of $192.3 million. The decrease in net cash used in investing activities for the nine month period ended September 30, 2012, as compared to the nine month period ended September 30, 2011, was primarily related to a decrease in investment purchases.

Net cash used in financing activities was $1.5 million for the nine month period ended September 30, 2012, compared with net cash provided by financing activities of $608.1 million for the nine month period ended September 30, 2011. Cash provided by financing activities in 2011 was due to the offering of the 2016 Notes, from which we realized net proceeds of approximately $607.1 million.

We believe that our cash, cash equivalents, and short-term and long-term investments as of September 30, 2012, together with revenue generated from commercial sales of PROVENGE and giving effect to the reduced levels of spending following the restructurings in 2011 and 2012, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we continue to invest in our commercial operations, continue our clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

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

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. The remaining rent payable for the amended lease agreement under the initial lease term was approximately $15.4 million as of September 30, 2012. The lease required us to provide the landlord with a letter of credit as a security deposit. We provided the bank that issued the letter of credit on our behalf with an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets.

Also in February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. The remaining rent payable under the lease term was approximately $22.7 million as of September 30, 2012. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets.

In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in January 2013. The initial lease term is for ten years, with one renewal term of five years. The aggregate rent payable under the initial lease term is approximately $12.5 million. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.6 million security deposit. The security deposit is recorded as a long-term investment as of September 30, 2012 on our consolidated balance sheets.

Manufacturing Facilities Leases

In August 2005, we entered into an agreement to lease the New Jersey Facility, consisting of approximately 158,000 square feet of commercial manufacturing space. The lease agreement originally expired in November 2012; however, in November 2011 we entered into an amendment to this lease agreement to extend the lease through November 2022. This lease may be extended at our option for an additional ten-year period and a five-year period, with the same terms and conditions except for rent, which adjusts upon renewal to market rate. The remaining rent payable under the current ten-year extension was $12.8 million as of September 30, 2012. On July 30 2012, we announced a strategic restructuring plan that includes re-configuring our manufacturing model with the closure of our New Jersey Facility.

The New Jersey Facility lease required us to provide the landlord with a letter of credit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets. As part of an agreement with the Township of Hanover relating to the permitting of the expansion of our New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments on our consolidated balance sheets at September 30, 2012 and December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property.

In August 2009, we entered into an agreement to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. The remaining rent payable under the initial lease term was $10.1 million as of September 30, 2012.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We provided the bank that issued the letter of credit on our behalf an initial security deposit of $2.2 million to secure the letter of credit. The lessor reduced the security deposit during the three month period ended June 30, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The security deposit is recorded as a long-term investment as of September 30, 2012 and December 31, 2011 on our consolidated balance sheets.

In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, expiring in August 2020, with five renewal terms of five years each. The remaining rent payable for the Atlanta Facility under the initial lease term was $5.4 million as of September 30 2012.

The three manufacturing facility leases have provisions requiring that we restore the buildings to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. In the third quarter of 2012, we increased our asset retirement obligation for the New Jersey Facility by $0.7 million, as we anticipate we will incur the dismantlement and restoration costs associated with this obligation in 2013.

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies, formerly Diosynth RTP, Inc., (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. The second amendment to the supply agreement extended the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen in 2012 for a remaining total of $40.8 million and in 2013 for a total of $43.8 million. Payments on these commitments will likely continue through 2014.

Financings from the Issuance of Convertible Notes

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of the 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and estimated expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of the 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2012 and December 31, 2011.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding the 2016 Notes, without having to convert the 2016 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

The 2016 Notes are subject to repurchase by us at the option of the holders following a “fundamental change,” as defined in the 2016 Indenture. If a fundamental change occurs, holders of the 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert the 2016 Notes, we will, under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of our common stock or a combination of cash and shares, unless the consideration for our common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

The 2016 Notes are accounted for in accordance with ASC 470-20 under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of September 30, 2012, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $526.5 million, and the remaining unamortized debt discount was $93.5 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.6 million and $19.5 million for the three and nine month periods ended September 30, 2012, respectively, and $6.0 million and $16.8 million of the three and nine month periods ended September 30, 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $13.4 million for the three and nine month periods ended September 30, 2012, respectively, and $4.5 million and $12.3 million for the three and nine month periods ended September 30, 2011, respectively.

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

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of the 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding the 2014 Notes, without having to convert the 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

As of September 30, 2012 and December 31, 2011, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three month periods ended September 30, 2012 and 2011, and $1.1 million during each of the nine month periods ended September 30, 2012 and 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment portfolio is maintained in accordance with our investment policy, which specifies credit quality standards, limits credit exposure to any single issuer or security issuance and defines allowable investments. Pursuant to our policy, auction rate or asset-backed securities without a guarantee by the United States government are not permitted to be purchased. The fair value of cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.

As of September 30, 2012 and December 31, 2011, we had short-term investments of $163.5 million and $111.5 million, respectively, and long-term investments of $54.9 million and $79.1 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments at September 30, 2012, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.5 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our statements of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe that we are able to liquidate investments within the next year without significant loss. We currently believe these securities are not significantly impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on expected operating cash flows and other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action remain in discussions over preliminary procedural matters and there are no pending deadlines. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended September 30, 2012, including our consolidated financial statements and related notes, and information contained in our Annual Report on Form 10-K (“Annual Report”), and in our other filings with the Securities and Exchange Commission (“SEC”). The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

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

Risks Relating to Manufacturing Activities

We announced the closure of one of our manufacturing facilities and we may close more of our manufacturing facilities which could limit our ability to supply the market and may limit our product sales.

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

On July 30, 2012, we announced a restructuring plan which will result in a reduction in headcount of approximately 600 full-time and contractor positions, and the closing of our Morris Plains, New Jersey facility. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

*We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of September 30, 2012, our accumulated deficit was $1.9 billion and our net loss for the nine months ended September 30, 2012 was $354.9 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action remain in discussions over preliminary procedural matters and there are no pending deadlines. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC has commenced a formal investigation, which the Company believes may relate to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following table sets forth information with respect to purchases of shares of our common stock made during the three month period ended September 30, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — July 31, 2012	3,526	$6.01	—	—
August 1 — August 31, 2012	462	4.49	—	—
September 1 — September 30, 2012	—	—	—	—

Total	3,988	$5.83	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	First Amendment to Office Lease between The Northwestern Mutual Life Insurance Company and Dendreon Corporation, dated March 8, 2011

10.2†	Second Amendment to Office Lease between FSP-RIC LLC and Dendreon Corporation, dated July 27, 2012

10.3*	Amended Executive Employment Agreement dated September 20, 2012 between John H. Johnson and the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

†	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2012

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