Form 10-K
period 2012-12-31
DENDREON CORP
filed 2013-02-25
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 001-35546

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 2ND AVENUE SEATTLE, WASHINGTON	98101 (Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2012, as reported by the NASDAQ Stock Market, was $1,120,026,053.

As of February 20, 2013, the registrant had outstanding 156,136,189 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2013 with the Securities and Exchange Commission in connection with the registrant’s 2013 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

PART I

ITEM 1.    BUSINESS

OVERVIEW

Dendreon Corporation (referred to as “Dendreon,” “the Company,” “we,” “us,” or “our”), a Delaware corporation, is a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapies and a small molecule product candidate that could be applicable to treating multiple types of cancers.

PROVENGE® (sipuleucel-T), is our first commercialized product approved by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We currently own worldwide rights for PROVENGE.

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, which may be used to treat solid tumors expressing HER2/neu such as bladder, breast and ovarian. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in preclinical development. We are also investigating further development of an orally-available small molecule targeting TRPM8 that could be applicable in treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012 to evaluate TRPM8.

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

Antigen Identification.    Our internal antigen discovery programs begin by identifying novel antigens expressed in specific tissues or in malignant cells. We consider the antigens whose expression is largely confined to a specific tissue or diseased tissue as candidates for antigen engineering. PROVENGE is designed to target the prostate cancer antigen prostatic acid phosphatase (“PAP”), an antigen that is expressed in more than 90% of all prostate cancers. The antigen target for DN24-02, our active cellular immunotherapy candidate currently in development for the treatment of bladder cancer, is HER2/neu. We have also acquired the opportunity to work with the tumor antigens designated CEA and CA-9, through licenses, and discovered the tumor antigen TRPM8 as a target that may be utilized in small molecule drug development.

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

Our Antigen Delivery Cassette technology enhances antigen-presenting cell activation and uptake of antigen. The antigen-presenting cells process antigen along pathways that stimulate cell-mediated immunity. We believe this process results in a tumor-directed immune response. Our Antigen Delivery Cassette technology also provides us with a versatile foundation on which to build new proprietary antigens.

Active Cellular Immunotherapy Production and Delivery.    Our manufacturing process involves two key elements: the antigen in the Antigen Delivery Cassette technology and antigen-presenting cells. To obtain antigen-presenting cells, we acquire white blood cells removed from a patient via a standard blood collection process called leukapheresis. We transport the cells to one of our manufacturing facilities via professional courier service. The cells are further processed using our proprietary cell separation technology. The resulting antigen-presenting cells are then incubated with the required concentration of the antigen under controlled conditions. We subject each dose to quality control testing, including identity, purity, potency, sterility and other safety testing. The final product is transported back to the physician site, where the cells are re-infused into the patient. Our process requires less than three days from cell collection to the administration of the active immunotherapy product candidate.

PROVENGE® (sipuleucel-T)

Market for PROVENGE

The American Cancer Society estimates that in 2013 approximately 238,590 new cases of prostate cancer will be diagnosed in the United States, and approximately 29,720 men will die of prostate cancer in the United States. Approximately 1 in 6 men will be diagnosed with prostate cancer during his lifetime, and prostate cancer is the second leading cause of cancer death in American men, behind only lung cancer. Castrate-resistant prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer controlled by castration therapy; it is also referred to as androgen-independent prostate cancer or hormone-refractory prostate cancer.

Early-stage, localized prostate cancer may be cured with surgery or radiation therapy. The disease will recur in approximately 20% to 30% of men, at which point hormone ablation therapy is the most commonly used treatment approach. While most prostate cancer initially responds to hormone ablation therapy, the majority of these patients will experience disease progression after 18 to 24 months, as the cancer becomes refractory to hormone treatment, or castrate-resistant. Prior to the approval of PROVENGE, a chemotherapeutic was the only FDA-approved drug that had been proven to prolong survival in men with metastatic, castrate-resistant (hormone-refractory) prostate cancer. On April 29, 2010, the FDA approved PROVENGE for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. We believe that PROVENGE addresses a significant unmet medical need for patients within its labeled indication by prolonging survival with the most common side effects being mild to moderate and typically of short duration. In 2012, Zytiga® (abiraterone acetate), an inhibitor of androgen biosynthesis, was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy and Xtandi® (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy.

PROVENGE Commercialization

In 2012, we achieved net revenue from the sale of PROVENGE of $325.3 million, compared to $213.5 million in 2011. Approximately 802 parent accounts, some of which have multiple sites, had infused the product as of the end of 2012. For the majority of 2012, commercial sale of PROVENGE was supported by our manufacturing facilities in Morris Plains, New Jersey (the “New Jersey Facility”), Orange County, California (the “Orange County Facility”), and Atlanta, Georgia (the “Atlanta Facility”). On July 30 2012, we announced a strategic restructuring plan that included re-configuring our manufacturing model with the closure of our New Jersey Facility. We subsequently sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million in December 2012. We believe that with the sale of our New Jersey Facility, the capacity at our Atlanta and Orange County facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

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

In January 2011, we announced plans to seek marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union (“E.U.”) National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data contained in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which was validated on January 25, 2012. We plan to manufacture product through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in mid-2013.

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

The IMPACT results were supported by the results of the D9901 trial, a multicenter, randomized double-blind controlled study in 127 men with asymptomatic, metastatic castrate-resistant prostate cancer. The trial did not meet its primary endpoint of time to disease progression (p-value of 0.052), but a planned analysis of overall survival after three years of follow-up demonstrated a 41% reduction in the risk of death (HR=0.586, p=0.01). Median survival was extended by 4.1 months.

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

Other PROVENGE Clinical Trials in Advanced Stage Prostate Cancer

Clinical Trial— P09-1.    In 2009, we initiated a Phase 2 open-label study of sipuleucel-T. The trial allowed us to provide sipuleucel-T to men with metastatic castrate-resistant prostate cancer while marketing approval for PROVENGE was being pursued, obtain safety data, evaluate the magnitude of immune responses to treatment with sipuleucel-T, and to further characterize the cellular components of sipuleucel-T. This trial was closed to new enrollment following FDA approval of PROVENGE. Overall survival data will also be collected.

Clinical Trial — P07-2.    In August 2008, we initiated a Phase 2 trial of PROVENGE called ProACT (PROstate Active Cellular Therapy), or P07-2. The multicenter trial has been closed to new enrollment after enrolling approximately 120 patients with metastatic, castrate-resistant (hormone-refractory) prostate cancer. All patients received active treatment but were randomized into one of three cohorts to receive sipuleucel-T manufactured with different concentrations of the prostate antigen component. Patients received three infusions of sipuleucel-T, each approximately two weeks apart. We are conducting the trial to explore the effect of antigen concentration on antigen-presenting cell activation, as measured by CD54 upregulation, a measure of product potency, as well as on immune response. Overall survival data will also be collected.

Clinical Trial — P10-2.    In August 2011, we initiated a Phase 2 trial to examine the sequencing of PROVENGE and androgen deprivation therapy (“ADT”) in men with non-metastatic prostate cancer and a rising serum prostate specific antigen (PSA) after primary therapy. This multicenter trial has completed enrollment. All subjects receive active treatment, but are randomized into one of two arms. Patients in Arm 1 receive PROVENGE and two weeks later begin one year of ADT. In Arm 2, patients receive twelve weeks of ADT before beginning PROVENGE and continue ADT for a total of one year. In both arms, three infusions of PROVENGE are given, each approximately two weeks apart. The trial is intended to evaluate whether ADT started before or after PROVENGE leads to superior augmentation of immune response to PROVENGE and will also evaluate safety, immune responses over time, PROVENGE product parameters and changes in PSA.

Clinical Trial — P10-3.    In January 2011, we initiated an observational registry called PROCEED (PROVENGE Registry for Observation, Collection, Evaluation of Experience Data), or P10-3. This multicenter United States registry is targeting enrollment of at least 1,500 men being treated with PROVENGE to further evaluate and quantify the risk of cerebrovascular events following treatment with PROVENGE and will also follow all subjects for survival.

Clinical Trial — P11-1.    In July 2012, we initiated a Phase 2 trial of sipuleucel-T in Europe, which is intended to demonstrate that product manufacturing and logistics can be conducted successfully in Europe. Additional safety data in men with metastatic castrate-resistant prostate cancer will also be gathered as part of the trial. Four clinical trial sites have been identified, one each in Austria, France, The Netherlands, and United Kingdom. The first subject initiated treatment on September 28, 2012. The study is anticipated to enroll between 10 and 45 subjects.

Clinical Trial — P11-3.    In December 2011, we initiated a Phase 2 trial in the United States to examine PROVENGE with concurrent versus sequential administration of abiraterone acetate plus prednisone in men with metastatic castrate-resistant prostate cancer. This multicenter trial has completed enrollment. Subjects randomized to this trial receive 3 infusions of PROVENGE and 26 weeks of abiraterone acetate plus prednisone treatment. Subjects are randomized to one of two treatment arms; Arm 1 patients receive PROVENGE and abiraterone acetate plus prednisone at the same time and Arm 2 patients receive PROVENGE first, then abiraterone acetate plus prednisone approximately 10 weeks later. We are conducting this trial to explore the effect of the sequencing of these two treatments on antigen-presenting cell activation, as measured by cumulative CD54 upregulation. We will also be evaluating sipuleucel-T product parameters, peripheral immune response, safety, changes in serum PSA and overall survival.

Other Clinical Trials of Sipuleucel-T in Early-Stage Prostate Cancer

Clinical Trial — P-11.    In November 2006, we disclosed preliminary results from our ongoing PROTECT (PROVENGE Treatment and Early Cancer Treatment) or P-11, Phase 3 clinical trial in patients with androgen-dependent (hormone sensitive) prostate cancer. The study was designed to explore the biologic activity of sipuleucel-T in patients with recurrent prostate cancer prior to the development of metastatic disease. Among the preliminary findings, the study showed a median time to biochemical failure (“BF”) of 18.0 months for subjects in the sipuleucel-T group compared to 15.4 months for subjects in the control group (HR=0.936; p=0.737). When the analysis was restricted to patients with confirmed BF, the HR for BF was 0.797 in favor of sipuleucel-T (p=0.278). In addition, the study showed a 35% increase in PSA Doubling Time (“PSADT”) for patients randomized to sipuleucel-T compared to control (125 vs. 93 days; p=0.046, F-test) based on an analysis of PSADT calculated from 90 days following randomization to BF or the initiation of systemic therapy. PSADT calculated after testosterone recovery to baseline levels demonstrated a 48% increase in PSADT for the sipuleucel-T arm (155 vs. 105 days; p=0.038). PSADT is currently considered to be one of the best predictors of clinical outcome in patients with PSA recurrence following primary therapy. This study is closed to enrollment; however, patients continue to be followed for the clinical secondary endpoints of distant failure and overall survival.

Clinical Trial — P07-1.    In August 2008, we initiated a Phase 2 trial of sipuleucel-T in men with localized prostate cancer who were scheduled to undergo a radical prostatectomy. The trial, called NeoACT (NEOadjuvant Active Cellular immunoTherapy) or P07-1, has been fully enrolled. The study will assess the safety of and immune response induced by sipuleucel-T in men with localized prostate cancer.

Clinical Trial — P10-1.    In October 2011, we initiated a follow-on clinical trial to P-11. This trial will evaluate the immune response elicited from a second sipuleucel-T regimen following disease progression in P-11 subjects previously treated with sipuleucel-T. The safety of administering a second sipuleucel-T regimen will also be evaluated as well as any correlation between a sipuleucel-T immune response and overall survival. Enrollment of up to 90 former P-11 subjects is possible at 10 sites in the United States.

Product Candidates in Research and Development

Active Cellular Immunotherapies and Immunotherapy Targets

DN24-02.    DN24-02 is our investigational active immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Results from an earlier Phase 1 study targeting the HER2/neu antigen showed that treatment stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. In June 2011, we initiated a Phase 2 trial of DN24-02 called NeuACT (NEU Active Cellular immunoTherapy), or N10-1. This open-label trial will evaluate DN24-02 as adjuvant investigational treatment versus standard of care in subjects with high risk HER2+ urothelial carcinoma following surgical resection. We are conducting the trial to evaluate overall survival, disease-free survival, the safety of DN24-02, CD54 upregulation in the product, and immune response following administration of DN24-02. Up to 180 subjects will be enrolled in the United States.

CA-9 Antigen.    We have access to the CA-9 antigen through an in-license. Over 75% of primary and metastatic renal cell carcinomas highly express the transmembrane protein CA-9, whereas expression of CA-9 in normal kidneys is low or undetectable. CA-9 is also expressed in other cancers such as non-small cell lung and breast tumors, but not in the corresponding normal tissue. As such, we believe that CA-9 represents an attractive antigen target for study as a potential immunotherapy target. In May 2006, preclinical data were presented at the American Association of Immunology Conference demonstrating that an active immunotherapy product made using CA-9 antigen expressed using our Antigen Delivery Cassette significantly prolonged survival in animal tumor models. We are investigating the use of active cellular immunotherapy product candidates targeted at CA-9.

CEA.    We have access to CEA through an in-license. CEA was found to be present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We are investigating the use of active cellular immunotherapy product candidates targeted at CEA in breast, lung and colon cancer.

Small Molecules

TRPM8.     The protein encoded by the gene first designated trp-p8 is an ion channel. It was identified through our internal antigen discovery program. As progress has been made in the discovery of other ion channel members of the trp (Transient Receptor Potential) family, trp-p8 (sub-family M) has come to be more commonly referred to as TRPM8. A patent on the gene encoding this ion channel was issued to us in 2001. In normal human tissues, it is expressed predominantly in the prostate and is over-expressed in hyperplastic prostates. A study found it to be present in 100% of prostate cancers, approximately 71% of breast cancers, 93% of colon cancers and 80% of lung cancers. Ion channels such as TRPM8 may be attractive targets for manipulation by small molecule drug therapy. Small molecule agonists have been synthesized that activate the TRPM8 ion channel and induce cell death (apoptosis). Some of these small molecule agonists are orally bioavailable and in December 2008 we filed an Investigational New Drug application with the FDA for clinical evaluation of the product candidate D3263 HCl in subjects with advanced cancer. We completed our Phase 1 clinical trial in April 2012. All subjects experienced cold sensation or dysthesia, consistent with on-target activation of the cold menthol receptor. Elevations in troponin-T were observed without evidence of cardiac toxicity. The maximum target dose was determined to be 100 mg/day.

Manufacturing and Commercial Infrastructure

To support our commercialization efforts, we have developed manufacturing facilities and related operations that we believe are sufficient to handle the manufacturing of PROVENGE in the volumes that we antici-

pate. At the time of commercial launch of PROVENGE, manufacturing was conducted in our New Jersey Facility. Since the commercial manufacture of PROVENGE began in May 2010, we expanded the capacity at our New Jersey Facility and built our Atlanta Facility and our Orange County Facility. On July 30 2012, we announced a strategic restructuring plan that included re-configuring our manufacturing model with the closure of our New Jersey Facility. We subsequently sold the New Jersey Facility to Novartis for $43.0 million in December 2012.

In February 2011, we entered into a technology transfer and manufacturing agreement with a third-party manufacturer for the manufacture of PROVENGE for clinical trials and prospective commercial sale in Europe following EMA marketing approval.

As of December 31, 2012, our manufacturing operations consisted of approximately 500 employees, a decrease from 865 employees as of December 31, 2011 due to the 2012 restructuring and workforce reduction, including the closure of the New Jersey Facility. Our commercial team included approximately 180 employees in sales, marketing, and market access support as of December 31, 2012, an increase from 150 employees as of December 31, 2011, due in part to the realignment of employees from other departments.

The manufacture of our active cellular immunotherapy candidates, such as PROVENGE, begins with a standard cell collection process called leukapheresis. The resulting cells are then transported to one of our two remaining manufacturing facilities to undergo the process to manufacture PROVENGE. The final product is returned to the healthcare provider for infusion into the patient. Our most significant provider for leukapheresis procedures for the manufacture of PROVENGE is the American Red Cross. We also have agreements with, among others, Puget Sound Blood Center, New York Blood Center, Blood Group of America, and Hemacare as providers of commercial leukapheresis services. We continue to pursue commercial arrangements with other vendors in order to have a network of commercial leukapheresis suppliers to meet the geographical and volume requirements for PROVENGE.

We utilize two commercial couriers for transport of the leukapheresis material and final product. We oversee transportation of the leukapheresis material and the final product through our proprietary integrated information technology tracking system.

Supplies and Raw Materials

We currently depend on specialized vendor relationships that are not readily replaceable for some of the components for our active immunotherapy candidates. One of these components is the antigen used in the manufacture of PROVENGE, which is supplied to us under a supply agreement with Fujifilm Diosynth Biotechnologies (“Fujifilm”), formerly Diosynth RTP, Inc. The second amendment to the supply agreement with Fujifilm extended the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party. We have remaining commitments with Fujifilm to purchase antigen of up to $72.1 million. We expect payments on these commitments to extend into 2014.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third-party contractors in compliance with current Good Manufacturing Practices (“cGMP”). We use third-party contractors to produce commercial quantities of these devices for PROVENGE.

Intellectual Property

As a matter of regular course, we have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. PROVENGE is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We have three issued United States patents with claims relating to immunostimulatory compositions, including PROVENGE, and to methods of treating specific diseases, including prostate cancer, using the immunostimulatory compositions. We also have four issued United States patents with claims relating to the cell separation devices and related media and certain aspects of the manufacturing process used to produce PROVENGE. The scheduled expiration dates of our United States patents related to PROVENGE are in 2014 through 2018. Outside the United States, we have, in certain territories, corresponding issued patents related to PROVENGE that are scheduled to expire in 2015 through 2019. Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge, it may be possible to continue to obtain the commercial benefits of market exclusivity from other characteristics such as clinical trial data, product manufacturing trade secrets, uses for products, and special formulations of the product or delivery mechanisms.

We protect our technology through United States patent filings, trademarks and trade secrets that we own or license. We own or license issued patents or patent applications that are directed to the media and devices by which cells can be isolated and manipulated, our Antigen Delivery CassetteTM technology, our antigen-presenting cell processing technology, immunostimulatory compositions, methods of making the immunostimulatory compositions, methods for treating specific diseases using the immunostimulatory compositions, our small molecule pharmaceutical compound product candidates that are modulators of ion channel and protease activity, methods of making the product candidates, and methods for treating certain diseases using the product candidates. We have filed foreign counterparts to these issued patents and patent applications in a number of countries.

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

In 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with metastatic castrate-resistant prostate cancer.

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

Competition among approved marketed products will be based upon, among other things, efficacy, reliability, product safety, price-value analysis, and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

Regulatory

General

Government authorities in the United States and other countries extensively regulate, among other things, the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

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

We are also subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of conduct of a clinical trial or authorization of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval based on local regulations. In the E.U., Canada and Australia, regulatory requirements and approval processes are similar, in principle, requiring a rigorous assessment of the data to ensure a product has satisfactorily demonstrated an acceptable benefit/risk profile prior to regulatory approval for marketing.

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

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and Biologics License Applications (“BLA”) holder. In addition, discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

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

Federal Anti-Kickback, False Claims Laws & The Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes, and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. For example, this statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA”), among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, civil monetary damages and penalties and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payer.

In addition, the federal Physician Payment Sunshine Act will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. CMS recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, requiring manufacturers to begin tracking on August 1, 2013 and reporting payment data to CMS by March 31, 2014. Failure to comply with the reporting obligations may result in civil monetary penalties.

State Laws

Marketing Restrictions and Disclosure Requirements.    A number of states, such as Minnesota, Massachusetts and Vermont, have requirements that restrict pharmaceutical marketing activities. These state requirements limit the types of interactions we may have with healthcare providers licensed in these jurisdictions. In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Still other state laws mandate implementation of specific compliance policies to regulate interactions with health care professionals.

State Fraud and Abuse Laws.     Several states have enacted state law equivalents of federal laws, such as anti-kickback and false claims laws. These state laws may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer.

State Price Reporting Requirements.     Some states, including Texas, New Mexico and Vermont, have enacted state price disclosure requirements that may apply to any drug sold in the state, subject to specific state requirements.

Healthcare Reform.    Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs. Under PPACA, states will have authority to define packages of “essential health benefits” that health plans in the individual and small group markets must offer beginning in 2014. The definition of these packages could affect coverage of our products by those plans.

Sale of Pharmaceutical Products.    Many states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply. We are also subject to certain state privacy and data protection laws and regulations.

Coverage and Reimbursement by Third-Party Payers

Our sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. PROVENGE currently is covered under Medicare Part B (as well as other government healthcare programs).

Medicare Part B Coverage and Reimbursement of Drugs and Biologicals

In the United States, the Medicare program is administered by CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement determinations. Medicare Part B provides limited coverage of outpatient drugs and biologicals that are furnished “incident to” a physician’s services. Generally, “incident to” drugs and biologicals are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment.

On June 30, 2011, the CMS issued a final NCD for PROVENGE, completing the analysis commenced one year prior and requiring Medicare contractors to cover the use of PROVENGE for on-label use. The NCD standardized coverage across the country for all Medicare patients with asymptomatic or minimally symptomatic metastatic castrate-resistant (hormone-refractory) prostate cancer and provides the local MACs specific criteria, consistent with the label, on how PROVENGE should be covered. PROVENGE was issued a product specific Q-code effective July 1, 2011, which allows for electronic submission of claims.

Medicare Part B pays providers that administer PROVENGE under a payment methodology using average sales price (“ASP”) information. Manufacturers, including us, are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and can change only through legislation. There is a mechanism for comparison of ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. The statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2013, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed.

The methodology under which CMS establishes reimbursement rates is subject to change, particularly because of budgetary pressures facing the Medicare program and the federal government. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”), unless Congress acts to prevent the cuts. The Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. In the past year, Congress has considered additional reductions in Medicare reimbursement for drugs as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs and services are covered and reimbursed also are subject to change.

Pharmaceutical Pricing and Reimbursement Under Medicaid and Other Programs

In many of the markets in which we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.

PROVENGE is made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is Dendreon’s participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including PPACA. Under the Medicaid drug rebate program, Dendreon pays a rebate to each state Medicaid program for each unit of PROVENGE paid for by those programs. The rebate amount varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price, or AMP, for our drugs, and in the case of innovator products like PROVENGE, the quarterly best price, or BP, which is our lowest price in a quarter to any commercial or non-governmental customer. If we become aware that our reported prices for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we are obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

The availability of federal funds under Medicaid and Medicare Part B to pay for PROVENGE and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of low-income patients, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”), which we were awarded in September 2012. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

The FSS contract is a federal procurement contract that includes standard government terms and conditions and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. If we overcharge the government in connection with our FSS contract, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government.

Data Privacy

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

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

EMPLOYEES

As of February 20, 2013, we had approximately 1,050 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

TRADEMARKS AND TRADENAMES

Dendreon®, the Dendreon logo, Dendreon Targeting Cancer, Transforming Lives®, PROVENGE®, NEUVENGETM, INTELLIVENGETM, Powered by IntellivengeTM and Antigen Delivery Cassette™ are our trademarks. All other trademarks that may appear or be incorporated by reference into this annual report are the property of their respective owners.

AVAILABLE INFORMATION

We make available, free of charge, through our investor relations website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The address for our website is http://www.dendreon.com and the address for the investor relations page of our website is http://investor.dendreon.com. The information contained on our website is not a part of this report.

ITEM 1A.    RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2012, including our consolidated financial statements and related notes, and our other filings from time to time with the Securities and Exchange Commission (“SEC”).

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

•

our ability to develop and expand market share, both in the United States and potentially in the rest of the world if we receive marketing approvals outside the United States, in the midst of numerous competing products for late-stage prostate cancer, many of which are commercially available or in late-stage clinical development;

•

whether data from clinical trials for PROVENGE, including clinical trials for additional indications or in connection with competing products, are positive and whether such data, if positive, will be sufficient to achieve approval from the U.S. Food and Drug Administration (“FDA”) and its foreign counterparts to market and sell PROVENGE for such additional indications;

•	whether competing therapies are prescribed in place of PROVENGE for certain patients or are perceived as superior to PROVENGE by physicians or patients;

•	adequate coverage or reimbursement for PROVENGE by government healthcare programs and third-party payers, including private health coverage insurers and health maintenance organizations;

•	our ability to sell PROVENGE in the U.S. despite significant turnover in our sales force; and

•	the ability of patients to afford any required co-payments for PROVENGE.

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

Adoption of PROVENGE for the treatment of patients with advanced prostate cancer may be slow or limited for a variety of reasons including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If PROVENGE is not successful in achieving broad acceptance as a treatment option for advanced prostate cancer, our business would be harmed.

The continued rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first in class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who may be less experienced with infusion treatments than oncologists. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE require educating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

We may not be able to successfully achieve the full global market potential of PROVENGE.

PROVENGE is presently approved for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer in the United States. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. To achieve global success for PROVENGE as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of PROVENGE may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing or reimbursement levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

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

Risks Relating to Manufacturing Activities

We announced the closure of one of our manufacturing facilities and we may close more of our manufacturing facilities, which could limit our ability to supply the market and may limit our product sales.

On July 30, 2012, we announced the closure of our Morris Plains, New Jersey manufacturing facility in connection with our strategic restructuring plan. We may decide to close more of our manufacturing facilities in the future. Manufacturing PROVENGE is very complex and time-sensitive. With fewer manufacturing facilities, it may be difficult for us to meet the commercial demand for PROVENGE, especially in certain parts of the country. In addition, having fewer manufacturing facilities exposes us to greater risk that problems with any individual facility, or regional issues such as natural disasters or terrorist attacks, could have a greater effect on our overall ability to supply the market. If we cannot meet demand, we could lose product sales and our revenue and reputation with physicians would suffer. In addition, our business could be materially harmed and our results of operations would be adversely impacted.

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

Risks Relating to Our Financial Position and Operations

Our operating results may be harmed if our 2012 restructuring plan does not achieve the anticipated results or causes undesirable consequences.

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

Because of reductions in our workforce related to our prior restructuring activities, we have reallocated certain employment responsibilities and have increased our dependence on third parties to perform certain corporate functions.

We restructured our operations in 2011 and 2012, which included reductions in our workforce. The reductions resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. In addition, because of these reductions, we are outsourcing certain corporate functions, which make us more dependent on third parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of December 31, 2012, our accumulated deficit was $1.95 billion and our net loss for the year ended December 31, 2012 was $393.6 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Forecasting sales of PROVENGE may continue to be difficult. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Our forecasting model for PROVENGE revenue may be inaccurate because of any number of factors. These factors may include slower than anticipated physician adoption of PROVENGE because of cautionary prescribing behavior due to lack of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost of the product, which is purchased by the physician on a buy and bill basis, and incurred over a short time period, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these or other factors individually or in the aggregate may impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including but not limited to the following:

•	sales of PROVENGE in the United States;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the need to establish additional manufacturing and distribution capability for the potential foreign marketing of PROVENGE; and

•	the need to remain competitive because of the introduction into the marketplace of other products approved in our indication and other adverse market developments.

We may not be able to obtain additional financing if and when needed. If we are unable to raise additional funds on terms we find acceptable, we may have to delay, reduce or eliminate some of our clinical trials and our development programs. If we raise additional funds by issuing equity or equity-linked securities, further dilution to our existing stockholders will result. In addition, the possibility of future dilution as a result of our offering of securities convertible into equity securities may cause our stock price to decline.

Our existing indebtedness could adversely affect our financial condition.

Our existing indebtedness includes an aggregate of $27.7 million in outstanding Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) which bear interest at 4.75%, and an aggregate of $620 million in outstanding Convertible Senior Notes due 2016 (the “2016 Notes”) which bear interest at 2.875%. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

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

Under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Section 470-20, Debt with Conversion and other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2016 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our 2016 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the 2016 Notes to their face amount over the term of the 2016 Notes. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2016 Notes.

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

The 2014 Notes are convertible into our common stock, initially at the conversion rate of approximately 97.2644 shares per $1,000 principal amount, or approximately $10.28 per share. The 2016 Notes are convertible into our common stock initially at the conversion rate of 19.5160 shares per $1,000 principal amount, or approximately $51.24 per share, subject to adjustment. The number of shares of common stock issuable upon conversion of the 2014 Notes and 2016 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indentures under which the 2014 Notes and 2016 Notes were issued. The conversion of the 2014 Notes and potentially the 2016 Notes will result in the issuance of additional shares of common stock, diluting existing common stockholders.

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

Risks Related to Future Ability to Utilize Net Operating Loss Carryforwards

Our ability to realize potential value from our net operating loss carryforwards is highly speculative and subject to numerous material uncertainties.

Our net operating loss carryforwards permit us to offset net operating losses from prior years to taxable income in future years in order to reduce our tax liability. As we have incurred losses since our inception and do not currently expect to turn a profit in the near future, we are currently unable to realize value from our net operating loss carryforwards unless we generate future taxable income, either through the acquisition of a profitable company or otherwise. There can be no assurance that we will have sufficient taxable income, if any, in future years to use the net operating loss carryforwards before they expire. The Internal Revenue Service could challenge the amount of our net operating loss carryforwards.

In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change of control” of our company. A “change in control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Internal Revenue Code as “5 percent shareholders”. Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. Our ability to fully utilize our net operating losses could be limited if there have been past ownership changes or if there are future ownership changes resulting in a change of control for Section 382. Additionally, future changes in tax legislation could negatively affect our ability to use the tax benefits associated with our net operating losses.

Risks from Competitive Factors

Delays to our expansion outside the United States may result in increased competitive challenges.

In September 2011, we announced that, in conjunction with a company restructuring to reduce operating costs in the near term due to a lack of forecasted sales growth in line with our original projections, we were revising our commercialization strategy for PROVENGE outside the United States. The announced changes included seeking a longer-term contract manufacturing partnership for production of PROVENGE in Europe, rather than building our own immunotherapy manufacturing facility, as well as revisiting our European clinical trial plan. Although we believe the revisions to our commercialization strategy outside the United States will have long-term benefits for the Company from our near-term cash conservation and extended business planning strategy for the EU, delays to the commercialization of PROVENGE in the European Union and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render PROVENGE or our other product candidates obsolete.

Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with PROVENGE and our other product candidates. In addition, many universities and private and public research institutes have become active in cancer research, which may be in direct competition with us.

Furthermore, in 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with metastatic castrate-resistant prostate cancer.

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

We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we continue to pursue successful commercialization of PROVENGE, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, and such relationships are not easy to replace.

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

We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. For example, we have a long-term contract with Fujifilm Diosynth Biotechnologies (“Fujifilm”), formerly Diosynth RTP, Inc., for the production of the antigen used in the manufacturing of PROVENGE. Any production shortfall on the part of Fujifilm that impairs the supply of the antigen to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

Product collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration would depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products or other products approved in our indication, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we were to determine that a collaboration for a particular product is necessary to commercialize it and we were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of a product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

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

Risks Relating to Our Clinical Trial and Product Development Initiatives

Our clinical and preclinical candidates in the pipeline for other potential cancer immunotherapies and small molecule products may never reach the commercial market for a number of reasons.

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

•	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

•	delays or failures in reaching agreement on acceptable terms with prospective study sites;

•	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board (“IRB”) or ethics committee (“EC”) to conduct a clinical trial at a prospective study site;

•	delays in recruiting patients to participate in a clinical trial;

•	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices or equivalent other country regulations and requirements;

•	safety issues, including negative results from ongoing preclinical studies;

•	inability to monitor patients adequately during or after treatment;

•	adverse events occurring during the clinical trial;

•	failure by third-party clinical trial managers to comply with regulations concerning protection of patient health data;

•	difficulty monitoring multiple study sites;

•	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

•	determination by regulators that the clinical design of the trials is not adequate.

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

The preclinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar governmental authorities in other countries. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States and other countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

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

Each phase of clinical testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once approved and launched, will be commercially successful.

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

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the preclinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Other applicable non-United States regulatory authorities have equivalent powers. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products.

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

Regulatory authorities could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. PROVENGE and our investigational cellular immunotherapies are novel. As a result, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of PROVENGE outside the United States and with respect to our active immunotherapy products under development. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

Our sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. In the event we seek approvals to market PROVENGE in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to PROVENGE and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for PROVENGE or our product candidates. A reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

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

Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered in physician offices, including PROVENGE, is set at average sales price (“ASP”) plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2013, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for PROVENGE.

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts will take effect April 1, 2013, unless Congress enacts legislation to cancel or delay the cuts. If implemented, these cuts would adversely impact payment for PROVENGE and related procedures.

PROVENGE also is made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively “PPACA”). Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for each unit of our drug paid for by those programs. The rebate amount for a drug varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price (“AMP”) for the drug, and in the case of innovator products such as PROVENGE, the quarterly best price (“BP”), which is our lowest price in a quarter to any commercial or non-governmental customer. The formula for determining the rebate amount, using those data, is set by law, and for innovator products like PROVENGE is the greater of 23.1% of AMP or the difference between AMP and BP. The rebate amount for innovator products also must be adjusted upward for price increases that outpace inflation.

We cannot predict the availability or level of coverage and the amount of reimbursement for PROVENGE or our product candidates, or the manner in which government and private payers may reimburse for our potential products. A reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

In March 2010, the President signed PPACA. This law substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs.

PPACA significantly changed the Medicaid rebate program. Rebates previously were due only on utilization under Medicaid fee-for-service plans, but PPACA expanded our rebate liability to include the utilization of Medicaid managed care organizations, effective upon enactment, March 23, 2010. PPACA also increased the minimum rebate due for innovator drugs such as PROVENGE, from 15.1% of AMP to 23.1% of AMP, effective the first quarter of 2010, and capped the total rebate amount for innovator drugs at 100% of AMP. PPACA and subsequent legislation also changed the definition of AMP, effective the fourth quarter of 2010. CMS has issued a proposed rule to implement PPACA’s changes to the Medicaid rebate program, but does not anticipate finalizing this rule until later in 2013. This rule may have the effect of increasing our rebates or other costs and charges associated with participating in the Medicaid rebate program.

PPACA is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Some of the other key PPACA provisions include:

•

The establishment of an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologics, beginning 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee (set at a total of $2.8 billion for 2012 and 2013 and increasing thereafter) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law;

•

An expansion of the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of PPACA. The Supreme Court’s decision upheld most of PPACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in PPACA that penalized states that choose not to expand their Medicaid programs. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed PPACA; and

•	The establishment of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

Although the constitutionality of key provisions of the PPACA was recently upheld by the Supreme Court, legislative changes to the PPACA remain possible. The issuance of additional regulations and the passage of additional or amended legislation may increase our costs and the complexity of compliance. Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

If we fail to comply with our obligation to accurately track and report ASP, AMP and BP data to the relevant state and federal authorities, we may face fines or penalties and could be subject to additional reimbursement requirements, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a result of our participation in the Medicaid and Medicare programs, we are required to report ASP, AMP and BP data to state and federal authorities. The calculations for our reported pricing data, including AMP, BP, as well as ASP, are complex and the governing legal requirements may be subject to interpretation by us, governmental or regulatory agencies, and the courts. If we become aware that our reported AMP and best price figures for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we are obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

Our failure to submit AMP, BP, ASP, and other required data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In addition, if we are found to have knowingly submitted false information to the government, we could be liable for civil monetary penalties not to exceed $100,000 per item of false information, in addition to other penalties the government may impose. As to ASP specifically, if a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. In all cases, this conduct also could result in the termination of our Medicaid rebate agreement. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for PROVENGE or any other of our products that are approved for marketing.

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

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”) that was awarded to Dendreon in mid-2012. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the Department of Veterans Affairs, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicaid Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

The FSS contract is a federal procurement contract that includes standard government terms and conditions and extensive disclosure and certification requirements. The FSS contract has a five-year base term and five (5) one-year option periods. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. If we overcharge the government in connection with our FSS contract, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the Federal False Claims Act and other laws and regulations. Unanticipated refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Pricing and rebate calculations vary among products, and programs and are complex. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS or VA to be incomplete or incorrect.

The pharmaceutical industry is subject to significant regulation and oversight to prevent an inappropriate inducement and health care fraud pursuant to anti-kickback laws, false claims statutes, and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our products. In addition, any failure to comply with these regulations could result in substantial fines or penalties.

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

•

federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal health care programs that are false or fraudulent. This false claims liability may attach in the event that a company is found to have knowingly submitted false AMP, BP, ASP or other pricing data to the government or to have unlawfully promoted its products;

•

federal “sunshine” laws that require transparency regarding financial arrangements with health care providers, such as the reporting and disclosure requirements imposed by PPACA on drug manufacturers regarding any “payment or transfer of value” made or distributed to physicians and teaching hospitals; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Moreover, recent health care reform legislation has strengthened many of these laws. For example, PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes to clarify that a person or entity does not need to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes.

Dendreon’s products are subject to rigorous regulation by the U.S. Food and Drug Administration (“FDA”). These requirements include, among other things, regulations regarding manufacturing practices, quality control, product labeling, packaging, safety surveillance, adverse event reporting, storage, and advertising and post-marketing reporting. Dendreon’s facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Dendreon must spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Dendreon’s products, and criminal prosecution. These actions could result in substantial modifications to Dendreon’s business practices and operations that could disrupt Dendreon’s business.

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA will require pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions were recently implemented in final regulation that requires manufacturers that participate in federal health care programs to begin collecting such information on August 1, 2013. Manufacturers are required to report such data to CMS by March 13, 2014. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.

Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the United States have similarly enacted disclosure laws for which the company in its activities may be subjected to from time to time. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws.

The United States and other countries have adopted anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, which generally prohibit directly or indirectly giving, offering or promising inducements to public officials to elicit an improper commercial advantage. Under the FCPA, this prohibition has been interpreted to apply to doctors and other medical professionals who work in state-run hospitals and state-run healthcare systems outside the United States. Some of these laws, including the U.K. Bribery Act, also prohibit directly or indirectly giving, offering or promising (and, in some cases, accepting or soliciting) inducements to (or from) private parties to elicit (or grant) an improper commercial advantage.

As we begin to commercialize our products outside the United States, there is an increased risk that we (or others acting on our behalf) will engage in transactions or activities that could be deemed to violate applicable anti-corruption laws. Although we believe that we have appropriate compliance policies and procedures in place to mitigate such risk, our personnel and others acting on our behalf could nevertheless engage in conduct that violates such laws, for which we could be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties, and the resulting negative publicity could adversely affect our brand, our reputation, and our sales activities.

We expect there will continue to be U.S. and non-U.S. national and, in some cases, regional and local laws and/or regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to health care fraud abuse laws and/or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain. Because of the breadth of these laws and, in some cases, the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of a company’s products from reimbursement under governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any challenge that we or our business partners have failed to comply with applicable laws and regulations could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

We may be subject to or otherwise affected by laws relating to privacy and security of personal information, including personal health information and our failure to comply could result in fines and penalties and significant reputational damage.

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

If we do not ensure the effectiveness of our information security controls over patient personal information, cyber-attacks against our computing infrastructure may result in that information being accessed by unauthorized external individuals, which could result in substantial reputational damage, increase company costs, and may subject the company to financial penalties.

We receive personal information from our patients and our business partners in connection with business operations and the product manufacturing process. We have implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks perpetrated by individuals that attempt to compromise our security controls.

An attack that results in a breach of patient information may compromise our patient’s trust, resulting in devastating reputational damage, which could have major operational and financial impact on our business. Moreover, because we depend on information systems for our manufacturing process, a successful cyber-attack could limit the availability of our computing infrastructure thereby causing a disruption in our operations and negatively affecting our financial condition. Any such cyber-breach may subject the company to state and federal penalties. Finally, an information breach through cyber-attacks could require that we engage additional resources, thereby increasing our costs.

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

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, copyrights, trademarks and trade secrets. We have issued patents, and applications for United States and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or product candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. If we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected products or product candidates, and we could be required to pay substantial damages, which could materially harm our business.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our product or product candidates infringe or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of pharmaceutical products and product candidates. If any of our product candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We have clinical trial insurance coverage, and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs. An FDA or equivalent non-United States regulatory authority investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval.

Risks Relating to an Investment in Our Common Stock

We are currently subject to certain pending litigation and may be subject to similar claims in the future.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of

PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. The Court has indicated that it wishes to hear argument on the motion, but no hearing has yet been scheduled. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action agreed to extend the deadline for a response to the Silverberg complaint to February 22, 2013. Shortly before that deadline, the Company filed a motion to stay the litigation consistent with the stay in place in the Washington cases, and it expects to press motions to dismiss on various grounds if the stay motion be denied. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

Changes in interest rates can affect the fair value of our investment portfolio and the debt we have issued and its interest earnings.

Our interest rate risk exposure results from our investment portfolio and our non-recourse notes. Our primary objectives in managing our investment portfolio are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The securities we hold in our investment portfolio are subject to interest rate risk. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. We have established policies and procedures to manage exposure to fluctuations in interest rates. We place our investments with high quality issuers, limit the amount of credit exposure to any one issuer, and do not use derivative financial instruments in our investment portfolio.

The fair value of the 2014 Notes and 2016 Notes is affected by changes in the interest rates and by changes in the price of our common stock.

If securities or industry analysts publish research or reports or publish unfavorable research about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our common stock, the price of our common stock would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our common stock could decrease, which could cause the price of our common stock or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal research, development and administrative facilities are located in Seattle, Washington and Bridgewater, New Jersey. In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. Also in February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in mid-2013. The initial lease term is for ten years, with one renewal term of five years. Additionally, we lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in October 2014.

In July 2009, we entered into a lease in Atlanta, Georgia consisting of approximately 156,000 square feet, for use as a manufacturing facility following construction and build-out, which was completed in 2010. The initial lease term is for ten and a half years expiring in August 2020, with five renewal terms of five years each. In August 2009, we entered into a lease for approximately 184,000 square feet in Orange County, California for use as a manufacturing facility following build-out, which was completed in 2010. The initial lease term is for ten and a half years expiring in December 2019, with five renewal terms of five years each. We also leased approximately 158,000 square feet of manufacturing space in Morris Plains, New Jersey under an amended lease expiring in November 2022; in December 2012, we assigned this lease to Novartis as part of the sale of the New Jersey Facility and were released from future obligations under this lease.

We believe that our existing properties are in good condition and suitable for the conduct of our business.

To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. In February 2007, we started to manufacture PROVENGE for clinical use in the New Jersey Facility. Commercial manufacture of PROVENGE began in May 2010 at our New Jersey Facility. Our manufacturing capabilities significantly increased during 2011 with the approval by the FDA of additional capacity at the New Jersey Facility in March 2011, and approval of the Orange County Facility in June 2011 and the Atlanta Facility in August 2011. On July 30, 2012, we announced a strategic restructuring plan that included re-configuring our manufacturing model with the closure of our New Jersey Facility. We subsequently sold the New Jersey Facility to Novartis in December 2012. We believe that with the sale of our New Jersey Facility, the capacity at our Atlanta and Orange County facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

ITEM 3.    LEGAL PROCEEDINGS

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. The Court has indicated that it wishes to hear argument on the motion, but no hearing has yet been scheduled. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action agreed to extend the deadline for a response to the Silverberg complaint to February 22, 2013. Shortly before that deadline, the Company filed a motion to stay the litigation consistent with the stay in place in the Washington cases, and it expects to press motions to dismiss on various grounds should the stay motion be denied. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. On January 25, 2013, GSK filed a motion to amend its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, will oppose GSK’s motion to amend its complaint, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss, has been recorded in the financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year ended December 31, 2012
First quarter	$17.04	$7.31
Second quarter	12.21	5.69
Third quarter	7.48	4.17
Fourth quarter	5.64	3.69
Year ended December 31, 2011
First quarter	$38.95	$31.31
Second quarter	43.96	36.45
Third quarter	42.00	8.62
Fourth quarter	11.40	6.46

On February 20, 2013, the last reported sale price of our common stock on the NASDAQ Global Market was $5.93 per share. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our equity compensation plans.

Recordholders.    As of February 20, 2013, there were 277 holders of record of our common stock.

Dividends.    We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors.

Share Repurchases.    The following table sets forth information with respect to purchases of shares of common stock made during the three months ended December 31, 2012 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31, 2012	3,524	$4.15	—	—
November 1 — November 30, 2012	460	4.45	—	—
December 1 — December 31, 2012	40,468	5.29	—	—

Total	44,452	$5.19	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 on December 31, 2007 in cash in our common stock and in each of the following indices: (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends, for which none have been declared or paid, and are calculated as of December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dendreon Corporation, the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Product revenue, net	$325,333	$213,511	$47,957	$—	$—
Royalty and other revenue	197	128,102	100	101	111

Total revenue	325,530	341,613	48,057	101	111
Operating expenses, including cost of product	665,333	633,309	340,221	100,142	70,589

Loss from operations	(339,803)	(291,696)	(292,164)	(100,041)	(70,478)
Net interest expense	(53,908)	(46,290)	(444)	(1,357)	(1,537)
Loss on debt conversion	—	—	(4,716)	—	—
(Loss) gain from valuation of warrant liability	—	—	(142,567)	(118,763)	371
Other income	101	180	—	—	—
Income tax benefit	—	—	411	—	—

Net loss	$(393,610)	$(337,806)	$(439,480)	$(220,161)	$(71,644)

Basic and diluted net loss per share	$(2.65)	$(2.31)	$(3.18)	$(2.04)	$(0.79)

Shares used in computation of basic and diluted net loss per share	148,777	146,163	138,206	108,050	90,357

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$429,849	$617,696	$277,296	$606,386	$110,577
Working capital	383,348	592,506	280,315	441,550	84,485
Total assets	721,119	1,001,491	603,953	735,415	147,204
Warrant liability	—	—	—	132,953	14,190
Long-term liabilities and obligations, less current portion	582,564	571,138	61,100	68,915	93,802
Total stockholders’ equity	34,613	352,637	492,774	503,564	27,006

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

PROVENGE® (sipuleucel-T) is our only commercialized product approved by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We currently own worldwide rights for PROVENGE.

We generated net revenue from sales of PROVENGE of $325.3 million in 2012, compared to $213.5 million during 2011. Approximately 802 parent accounts, some of which have multiple sites, had infused the product as of the end of 2012. Commercial sale of PROVENGE is currently supported by our Orange County Facility and our Atlanta Facility. We also manufactured PROVENGE at the New Jersey Facility into December 2012, at which time we sold the New Jersey Facility to Novartis for $43.0 million. We believe that with the sale of the New Jersey Facility, the capacity at our Atlanta and Orange County facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

Prior to the sale of the New Jersey Facility, as announced on July 30 2012, we initiated a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. As a result of the restructuring, we expect to reduce costs by approximately $150 million annually, including a reduction in headcount of approximately 600 full-time and contractor positions. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013. Certain projects are subject to a variety of labor and employment laws, rules, and regulations which could result in a delay in implementing these projects.

We are currently seeking marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data described in our United States Biologics License Application, we filed our marketing authorization application (“MAA”) with the European Medicines Agency (“EMA”), which was validated on January 25, 2012. We plan to manufacture product through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in mid-2013.

As of December 31, 2012, our manufacturing operations consisted of approximately 500 employees, a decrease from 865 employees as of December 31, 2011 due to the 2012 restructuring and workforce reduction, including the closure of the New Jersey Facility. Our commercial team included approximately 180 employees in sales, marketing, and market access support as of December 31, 2012, an increase from 150 employees as of December 31, 2011, due in part to the realignment of employees from other departments.

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

PROVENGE sales are direct to the physician; however, we have entered into distribution agreements with several credit-worthy third-party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers assume all bad debt risk from the physician or institution, therefore no allowance for bad debt is recorded. In addition, under the terms of the distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs and, accordingly, revenue recognition requires estimates of rebates and chargebacks. We have agreements with CMS providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

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

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to sales of our product to eligible GPO members.

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

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011 and 2010, approximately $4.7 million and $23.1 million, respectively, of zero-cost inventory remained on hand. No zero-cost inventory remained on hand as of December 31, 2012. Cost of product revenue includes antigen expense of approximately $20.8 million during the year ended 2012. Cost of product revenue for the years ended 2011 and 2010 did not include antigen expense as we used zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to 2012.

Restructuring Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified. If the employee must provide future service in excess of 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract. We have made estimates regarding the amount and timing of our restructuring expense and liability, including current and future period employee termination benefits.

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Refer to Note 7 – Property and Equipment and Note 13 – Restructuring, Contract Termination and Asset Impairment to our consolidated financial statements for details of losses from impairment of long-lived assets recorded in 2012, including impairment of the New Jersey Facility. The calculation of estimated fair value of the New Jersey Facility assets required judgment in the assumptions used in the probability-weighted estimated future cash flows related to the highest and best use of the assets, including salvage values.

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

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

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

Restricted stock awards generally vest and are expensed over two- to four-year periods. We have granted restricted stock awards and options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards or options to accelerate and vest.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

Loss Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs were effective for us in the first quarter of 2012 and retrospective application was required. Accordingly, we changed our financial statement presentation of comprehensive income in our 2012 Quarterly Reports on Form 10-Q and in this 2012 Annual Report on Form 10-K, which had no impact on our results of operations, cash flows or financial position.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Revenue

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Product revenue, net	$325,333	$213,511	$47,957
Royalty revenue	115	128,020	18
Collaborative revenue	82	82	82

Total revenue	$325,530	$341,613	$48,057

The increase in product revenue in 2012 and 2011 is due to our commercialization efforts following the approval of PROVENGE for commercial sale on April 29, 2010. Approximately 802 parent accounts, some of which have multiple sites, had infused the product as of the end of 2012. Product revenue for 2010 reflects approximately eight months of sales activity. We expect product revenue to increase in future periods as we expand commercialization and as market acceptance of PROVENGE grows.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $21.6 million and $14.4 million for the years ended December 31, 2012 and 2011, respectively. No such amounts were recorded for the year ended December 31, 2010.

During the fourth quarter of 2012, we revised our estimate of outstanding chargebacks related to PHS-eligible providers, resulting in a reduction in the chargebacks reserve and an increase in net product revenue of $3.8 million. The following is a roll forward of our chargebacks reserve:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	16,615	13,040
Current provision related to sales made in prior periods	50	136
Adjustments	(3,824)	—
Payments/credits	(16,799)	(6,111)

Balance at December 31	$3,107	$7,065

The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$885	$—
Current provision related to sales made in current period	7,600	885
Current provision related to sales made in prior periods	57	—
Payments/credits	(6,592)	—

Balance at December 31	$1,950	$885

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir) for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. We recorded royalty revenue of $3.0 million during the year ended December 31, 2011, related to royalties received on sales of this product. In the fourth quarter of 2011, we sold this royalty for $125.0 million to an unrelated third-party and recognized the full amount as revenue, as we have no further obligations under the agreement. No revenue will be recorded related to this royalty in future periods. Royalty revenue also resulted from the recognition of royalties pursuant to another license agreement in each of the years presented.

Collaborative revenue resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cost of product revenue	$227,892	$159,090	$28,520
Gross profit(1)	97,441	54,421	19,437

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

The increase in cost of product revenue in 2012 and 2011 was due to increased sales of PROVENGE and additional FDA approved manufacturing capacity. Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense.

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

As of December 31, 2011 and 2010, approximately $4.7 million and $23.1 million, respectively, of zero-cost inventory remained on hand. No zero-cost inventory remained on hand as of December 31, 2012. Cost of product revenue includes antigen expense of approximately $20.8 million during the year ended 2012. Cost of product revenue for the years ended 2011 and 2010 did not include antigen expense as we used zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to 2012.

Offsetting the increase in cost of product revenue in 2012 was a decrease in cost of product revenue in the second half of 2012 due to certain adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments include the reversal of accrued bonus for terminated employees and the reversal of stock-based compensation expense related to unvested awards of terminated employees. In addition, cost of product revenue in the second half of 2012 includes reduced depreciation expense related to the New Jersey Facility due to the impairment of property and equipment at this facility in the third quarter of 2012 as a result of its planned closure in the fourth quarter. Due to the closure and subsequent sale of the New Jersey Facility to Novartis in December 2012, no expenses related to the New Jersey Facility will be included in cost of product revenue in future periods.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase, we anticipate that cost of product revenue as a percentage of product revenue will decline. We also anticipate cost of product revenue as a percentage of revenue will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section.

Research and Development Expenses

Research and development expenses were $74.6 million in 2012, $74.3 million in 2011 and $75.9 million in 2010. Expenses related to our research and development activities are categorized as costs associated with clinical programs, research and supplier development expenses. Our research and development expenses were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Clinical programs:
Direct costs	$35.8	$14.0	$10.5
Indirect costs	13.8	28.4	47.4

Total clinical programs	49.6	42.4	57.9
Supplier development expenses	7.8	19.5	9.9
Research	17.2	12.4	8.1

Total research and development expense	$74.6	$74.3	$75.9

Direct research and development costs associated with our clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, materials and supplies used in support of the clinical programs and employee-related expenses of departments directly supporting clinical programs. Indirect costs of our clinical programs include employee-related expenses and other expenses incurred by departments indirectly supporting clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to research programs represent efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

Current product candidates and potential targets for the focus of new product candidates in research and development include:

•

DN24-02, our investigational active cellular immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011. Targeted enrollment is approximately 180 patients at clinical sites throughout the United States.

•	Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in preclinical development.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We are investigating further development of an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012.

For the years ended December 31, 2012, 2011 and 2010, research and development costs incurred related to these product candidates and potential targets were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
DN24-02	$2.7	$3.0	$1.2
CA-9	0.4	2.0	1.0
TRPM8	—	0.5	1.5
Other early pipeline development	0.7	0.5	—

	$3.8	$6.0	$3.7

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

	Year Ended December 31,
	2012	2011	2010
	(In millions)
PROVENGE — United States	$58.7	$49.4	$72.2
PROVENGE — European Union	12.1	18.9	—

	$70.8	$68.3	$72.2

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

We anticipate our research and development expenses in 2013 will remain consistent with 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $317.1 million in 2012, $361.3 million in 2011 and $235.8 million in 2010. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses in 2011 and 2010 included the expenses associated with the portion of the New Jersey Facility which was not commercially operational during the first quarter of 2011, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011, including related costs of personnel in training.

Selling, general and administrative expenses for 2012 decreased as compared to 2011 primarily due to manufacturing facility-related costs. These costs were included in selling, general and administrative expenses prior to FDA approval of the facilities for commercial manufacture in 2011, and are included in cost of product revenue upon FDA approval. Pre-operational costs incurred at the facilities and for start-up activities were approximately $87.0 million and $105.0 million for the years ended December 31, 2011 and 2010, respectively.

In addition, selling, general and administrative expenses decreased in 2012 due to certain adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments include the reversal of accrued bonuses for terminated employees and the reversal of stock-based compensation expense related to unvested awards of terminated employees. Offsetting these decreases in selling, general and administrative expenses were increased payroll and non-cash stock-based compensation costs due to certain executive separations in 2012, and increased sales and marketing costs for PROVENGE.

The significant increase in selling, general and administrative expenses in 2011 as compared to 2010, was primarily attributable to higher payroll costs from increased headcount and commercial product launch activities, as well as increased manufacturing facility-related costs related to start-up activities prior to FDA approval of the facilities.

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

On December 20, 2012, we announced the sale of our New Jersey Facility to Novartis for $43.0 million. As part of the agreement with Novartis, approximately 100 employees at the facility that were previously included in the workforce reduction were offered jobs with Novartis.

As a result of this workforce reduction, we recorded a charge of approximately $20.1 million during the year ended December 31, 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. This includes an adjustment to reduce restructuring expense related to employee termination benefits by $0.3 million in the fourth quarter of 2012, related to employees accepting offers with Novartis. We expect to incur and record an additional $1.3 million in restructuring charges related to employee severance benefits through the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $7.8 million for the year ended December 31, 2012, related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

Asset Impairment – 2012

As a result of our decision to close the New Jersey Facility, we recorded an impairment charge of approximately $60.0 million during the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey facility to estimated fair value. The calculation of estimated fair value of the New Jersey Facility assets required judgment in the assumptions used in the probability-weighted estimated future cash flows related to the highest and best use of the assets, including salvage values.

Upon sale of the New Jersey Facility to Novartis in December 2012, we recorded a recovery of approximately $47.4 million. The recovery was calculated as the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million in the third quarter of 2012.

The total non-cash impairment charge of $17.9 million and total restructuring expenses of $27.9 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2012.

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

As a result of this workforce reduction, we recorded a charge of $19.4 million related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. The amount is included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2011.

Contract Termination – 2011

On September 1, 2011 we provided written notice to GSK of termination of the GSK Agreement effective on October 31, 2011. We entered into the GSK Agreement for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the GSK Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the GSK Agreement. Assets included in our prepaid expense and other current assets balance related to the GSK Agreement were deemed unusable and, as such, we incurred an expense of $19.2 million, included in “Restructuring, contract termination and asset impairment” in our consolidated statement of operations for the year ended December 31, 2011.

Refer to Item 3 – Legal Proceedings included in this Annual Report on Form 10-K for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. On January 25, 2013, GSK filed a motion to amend its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act, which

Dendreon will oppose. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement, which is included in the “Restructuring and contract termination liabilities” on our consolidated balance sheets at December 31, 2012 and 2011.

Interest Income

Interest income was $1.3 million in 2012, $1.4 million in 2011 and $1.1 million in 2010. We receive interest income primarily from holdings of cash and investments. The increase in interest income in 2011 and 2012 was primarily due to increased holdings of cash and investments as a result of the net proceeds of $607.1 million realized from the offering of the 2016 Notes in January and February 2011.

Interest Expense

Interest expense was $55.3 million in 2012, $47.7 million in 2011 and $1.6 million in 2010. The increase in interest expense in 2012 and 2011 as compared to 2010 was due to the issuance of our 2016 Notes in the first quarter of 2011, which resulted in non-cash interest expense related to amortization of the debt discount and debt issuance costs of $26.2 million and $23.0 million for the years ended December 31, 2012 and 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate of the 2016 Notes was $17.8 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively. Refer to Liquidity and Capital Resources: Financings from the Sale of Securities and Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $1.5 million in both 2012 and 2011 and $3.9 million in 2010.

In addition, interest expense increased in 2012 as compared to 2011 due to increased financing fees paid to the Wholesalers as a result of increased sales of PROVENGE. We capitalized interest expense of $0.3 million, $1.2 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Warrant Liability

Non-operating loss associated with the increase in our warrant liability for the year ended December 31, 2010 was $142.6 million. The fair value was calculated using the BSM model and was revalued at each reporting period and at the date of exercise in May 2010.

Income Taxes

We recognized no income tax expense or benefit in 2012 or 2011, and $0.4 million in income tax benefit in 2010 relating to refundable credits.

As of December 31, 2012, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $1.55 billion and $456.3 million, respectively, including $131.1 million of NOLs related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. We also had federal and state research and development credit carryforwards (“R&D credits”) of approximately $24.6 million and $2.6 million, respectively. The NOLs and R&D credits expire at various dates, beginning in 2013 through 2032, if not utilized. Utilization of the NOLs and R&D credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets include NOLs, R&D credits and stock-based compensation.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Our net deferred tax assets offset by a valuation allowance were $562.7 million and $419.6 million at December 31, 2012 and 2011, respectively.

Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal years 2012 and 2011 were $131.1 million and $156.1 million, respectively.

Deferred tax assets do not include R&D credits generated for the fiscal year 2012. The American Taxpayer Relief Act of 2012 was signed into law on January 3, 2013, which retroactively extended the R&D credit back to January 1, 2012. ASC 740 requires that the effect of tax legislation is taken into account in the interim period in which the law was enacted. Therefore, the 2012 R&D credits are not contained in the deferred tax assets but will be included in 2013. Fiscal year 2012 R&D credits were approximately $1.4 million.

Stock-Based Compensation Expense

We recorded stock-based compensation expense in the consolidated statements of operations for 2012, 2011 and 2010 as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cost of product revenue	$6.6	$5.7	$1.5
Research and development	7.1	7.3	8.4
Selling, general and administrative	56.0	42.3	30.4
Restructuring	2.0	5.0	—

	$71.7	$60.3	$40.3

Total stock-based compensation expense recognized in the consolidated statement of operations for 2012, 2011 and 2010 increased our net loss per share by $0.48, $0.41 and $0.29, respectively. The increase in stock-based compensation expense in 2012 was primarily due to certain executive separations in 2012 and the hiring of new executives and shorter vesting schedules for certain awards. The increase in stock-based compensation expense in 2011 was primarily related to increased headcount and the increased valuation of stock options and restricted stock awards granted in 2010 and in the first half of 2011 as a result of our increased stock price.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of December 31, 2012, we had approximately $429.8 million in cash, cash equivalents, and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of the boceprevir royalty for $125.0 million in the fourth quarter of 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the years ended December 31, 2012, 2011 and 2010 was $208.7 million, $242.3 million and $267.5 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercial launch of PROVENGE, research and development expenses, including clinical trial costs, research costs and supplier development costs, and selling, general and administrative expenses in support of our operations. The decrease in net cash used in operating activities in 2012 primarily resulted from decreased operating expenditures associated with pre-FDA approval activities. In addition, the number of personnel decreased from 1,495 as of December 31, 2011 to 1,108 as of December 31, 2012 as a result of the strategic restructuring plan announced on July 30, 2012.

Net cash used in operating activities decreased in 2011, as compared to 2010, due to cash received from the commercial sale of PROVENGE and the sale of the boceprevir royalty in the fourth quarter of 2011, offset by increased expenses associated with the commercial launch of PROVENGE.

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $31.0 million, $71.8 million and $90.0 million, respectively. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Purchases of property and equipment of $140.6 million in 2010 were substantially higher than $18.8 million in 2012 and $25.4 million in 2011, due to expenditures for the three manufacturing facility build-outs. Purchases of property and equipment in 2012 and 2011 were primarily related to software and facilities-related expenditures. In addition, cash proceeds from the sale of the New Jersey Facility to Novartis received in December 2012 of $43.0 million are included in investing activities for 2012.

Net cash used in financing activities for the year ended December 31, 2012 was $1.1 million, compared with net cash provided by financing activities for the years ended December 31, 2011 and 2010 of $608.2 million and $80.7 million, respectively. Cash provided by financing activities in 2011 was due to the offering of the 2016 Notes, from which we realized net proceeds of approximately $607.1 million. Cash provided by financing activities in 2010 was due to the exercise of a warrant in exchange for 8.0 million shares of common stock, resulting in aggregate cash proceeds of $71.4 million.

We have incurred significant losses since our inception. As of December 31, 2012, our accumulated deficit was $1.95 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of December 31, 2012, together with revenue generated from commercial sales of PROVENGE and giving effect to the reduced levels of spending following the restructurings in 2011 and 2012, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue our clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

•	continued investment in marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the United States,

•	continuing and expanding internal research and development programs,

•

engaging in clinical trials outside the United States, potential commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the United States, and

•	working capital needs.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. The remaining rent payable for the amended lease agreement under the initial lease term was approximately $14.6 million as of December 31, 2012. The lease required us to provide the landlord with a letter of credit as a security deposit. We provided the bank that issued the letter of credit on our behalf with an initial security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during the year ended December 31, 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The deposit is recorded as a long-term investment on the consolidated balance sheets as of December 31, 2012 and 2011.

Also in February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. The remaining rent payable under the lease term was approximately $21.9 million as of December 31, 2012. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment on the consolidated balance sheets as of December 31, 2012 and 2011.

Prior to moving to these two facilities, we had leased space at three locations in Seattle, Washington, all of which leases expired in 2011.

In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in mid-2013. The initial lease term is for ten years, with one renewal term of five years. The aggregate rent payable under the initial lease term is approximately $12.5 million. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.6 million security deposit. The security deposit is recorded as a long-term investment as of December 31, 2012 on the consolidated balance sheet.

Manufacturing Facilities Leases

In August 2009, we entered into an agreement to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. The remaining rent payable under the initial lease term was $9.8 million as of December 31, 2012.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We provided the bank that issued the letter of credit on our behalf an initial security deposit of $2.2 million to secure the letter of credit. The lessor reduced the security deposit 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The security deposit is recorded as a long-term investment on the consolidated balance sheets as of December 31, 2012 and 2011.

In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each. The remaining rent payable for the Atlanta Facility under the initial lease term was $5.2 million as of December 31, 2012.

In August 2005, we entered into an agreement to lease the New Jersey Facility, consisting of approximately 158,000 square feet of commercial manufacturing space. The amended lease agreement expired in November 2022. On December 20, 2012, we announced the sale of our New Jersey Facility to Novartis, which included release from future obligations under this lease.

The New Jersey lease required us to provide the landlord with a letter of credit. We provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit was recorded as a long-term investment as of December 31, 2011 on the consolidated balance sheet. The sale of the New Jersey Facility in December 2012 released us from future obligations under the lease agreement, including the letter of credit.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of the New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments as of December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property. We were released from these obligations in December 2012.

The manufacturing facility leases have provisions requiring that we restore the buildings to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. Upon sale of the New Jersey Facility to Novartis in December 2012, we were released from the asset retirement obligation related to this facility, which is recorded in “Restructuring, contract termination, and asset impairment” on the statement of operations.

Production and Supply Expenses

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

We currently have commitments with Fujifilm to purchase antigen related to the 2012 order of $28.3 million and related to the 2013 order of $43.8 million. We expect payments on these commitments will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2012 of $10.6 million, bear interest at rates ranging from 2.9% to 11.7% per year.

Financings from the Issuance of Convertible Notes

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2012 and 2011.

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

If a “fundamental change,” as defined in the 2016 Indenture, occurs, holders of 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of common stock or a combination of cash and shares, unless the consideration for common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

The 2016 Notes are accounted for in accordance with ASC 470-20, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. At December 31, 2012, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $532.7 million, and the remaining unamortized debt discount was $87.3 million. Amortization of the debt discount and debt issuance costs for the years ended December 31, 2012 and 2011 resulted in non-cash interest expense of $26.2 million and $23.0 million, respectively. In addition, interest expense based on the 2.875% stated coupon rate of the 2016 Notes was $17.8 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. The maturity date of the 2014 Notes is June 15, 2014, unless earlier converted.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at a conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

If a “fundamental change,” as defined in the 2014 Indenture, occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change may, in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding 2014 Notes, without having to convert 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

In December 2010, we exchanged $24.9 million principal face amount of 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. The premium is recorded as a loss on debt conversion of $4.7 million in other expense in the consolidated statement of operations for 2010.

As of December 31, 2012 and 2011, the aggregate principal amount of 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million, $1.5 million and $3.9 million during 2012, 2011 and 2010, respectively.

Contractual Commitments

The following are contractual commitments at December 31, 2012 associated with supply agreements and debt and lease obligations, including interest:

	Total	1 year	2-3 Years	4-5 Years	Thereafter
	(In thousands)
Contractual Commitments:
Convertible senior notes (2016 Notes) (including interest)(a)	$682,388	$17,825	$35,650	$628,913	$—
Convertible senior subordinated notes (2014 Notes) (including interest)(a)	29,658	1,315	28,343	—	—
Facility lease obligations (including interest)(b)	13,372	889	1,943	2,098	8,442
Capital lease obligations (including interest)(c)	11,693	4,932	5,776	985	—
Contractual commitments(d)	72,141	72,141	—	—	—
Operating leases(e)	60,295	10,717	19,405	15,741	14,432
Unconditional purchase obligations	—	—	—	—	—

	$869,547	$107,819	$91,117	$647,737	$22,874

(a)	See Note 10 to our consolidated financial statements for additional information related to the 2016 Notes and 2014 Notes.

(b)

See Note 9 to our consolidated financial statements for additional information related to our facility lease obligations. Our facility lease obligation commitment reflects the initial term of the lease and a renewal period.

(c)	See Note 9 to our consolidated financial statements for additional information related to our capital lease obligations.

(d)

See Note 16 to our consolidated financial statements for additional information related to our contractual commitments with Fujifilm. We currently have commitments with Fujifilm to purchase antigen related to the 2012 order of $28.3 million and related to the 2013 order of $43.8 million. We expect payments on these commitments will continue through 2014.

(e)

See Note 16 to our consolidated financial statements for additional information related to contractual commitments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	our ability to successfully commercialize PROVENGE and grow sales in the United States sufficient to sustain our operations;

•	whether we have adequate financial resources and access to capital to fund continued development and potential commercialization of other potential product candidates we may develop;

•	our ability to gain regulatory approval for PROVENGE in the E.U. and other potential markets;

•	our ability to successfully manufacture PROVENGE and any other product candidates with required quality;

•	the extent and speed at which the cost of PROVENGE and any other product candidates we may develop are reimbursed by government and third-party payers;

•	the extent to which PROVENGE and any products that we are able to commercialize will be accepted by the market as first line preferred therapy and prescribed by physicians;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our dependence on single-source vendors for some of the components used in our product candidates;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any litigation including securities litigation, intellectual property litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

In addition, in this Annual Report on Form 10-K the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “potential,” “possible,” or “opportunity,” the negative of these words or similar expressions, as they relate to us, our business, future financial or operating performance or our management, are intended to identify forward-looking statements. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends.

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

As of December 31, 2012 and 2011, we had short-term investments of $165.4 million and $111.5 million, respectively, and long-term investments of $76.0 million and $79.1 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of our short-term and long-term investments at December 31, 2012, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.7 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe we are able to liquidate investments within the next year without significant loss. We currently believe these securities are not significantly impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on expected operating cash flows and other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year and quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2012, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Dendreon Corporation and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 25, 2013

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the caption “Election of Directors.” Information relating to our executive officers is incorporated by reference to the 2013 Proxy Statement under the caption “Executive Officers of the Registrant.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in the 2013 Proxy Statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.    We have equity incentives outstanding under the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), 2009 Equity Incentive Plan (the “2009 Plan”) and 2012 Equity Incentive Inducement Plan (the “2012 Plan”). In addition, our eligible employees participate in the 2000 Employee Stock Purchase Plan (the “ESPP”). In December 2012, our Board of Directors approved the 2013 Employee Stock Purchase Plan, pursuant to which we reserved 10,000,000 shares of our common stock for issuance under the ESPP, subject to stockholder approval at the 2013 Annual Meeting. These shares have been excluded from the below table.

The 2000 Plan and the 2002 Plan expired in 2010 and February 2012, respectively, and the 2012 Plan was terminated in July 2012; however they still govern outstanding awards issued under the relevant plan. The following table provides information as of December 31, 2012, regarding the 2000 Plan, the 2002 Plan, the 2009 Plan, the 2012 Plan and the ESPP:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders(1)	3,116,098	$19.17	(3)	9,630,340	(4)
Equity compensation plans not approved by stockholders(2)	641,606	$16.76		—

Total	3,757,704	$18.71		9,630,340

(1)	These plans are the 2000 Plan, the 2009 Plan and the ESPP.

(2)	These plans are the 2002 Plan and the 2012 Plan. See Note 12 to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan and the 2012 Plan.

(3)	Includes information relating solely to options to purchase common stock under the 2000 and 2009 Plan.

(4)

In December 2012, our Board of Directors approved the 2013 Employee Stock Purchase Plan, pursuant to which we reserved 10,000,000 shares of our common stock for issuance under the ESPP, subject to stockholder approval at the 2013 Annual Meeting. These shares have been excluded from the above table.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2013 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

None required.

(3)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.		10-Q	3/31/2002	3.1	5/14/2002
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K		3.1	6/13/2005
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dendreon Corporation		8-K		3.1	6/16/2009
3.4	Amended and Restated Bylaws.		8-K		3.1	12/7/2011
4.1	Specimen Common Stock certificate.		S-1/A		4.1	5/22/2000
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		4.1	9/25/2002
4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		99.2	9/25/2002
4.4	Form of Right Certificate.		8-K		99.3	9/25/2002
4.5	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.		8-K		10.1	6/12/2007
4.6	Amendment to Common Stock Purchase Warrant dated May 18, 2010.		8-K		4.1	5/19/2010
4.7	First Supplemental Indenture, dated as of January 20, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A.		8-K		10.01	1/20/2011
4.8	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		3.1	5/7/2012
4.9	Amendment No. 1 to Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		4.1	5/7/2012
4.10	Amendment No. 2 to Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.	X
10.1	Indemnity Agreement between the registrant and each of its directors and certain of its officers.		S-1		10.1	10/11/2000
10.2	Amended and Restated 2000 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.3	3/14/2007
10.3	Amended and Restated 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.4	3/14/2007
10.4	2000 Employee Stock Purchase Plan.*		S-1		10.3	10/11/2000
10.5	2009 Offering under the Amended and Restated 2000 Employee Stock Purchase Plan.*		10-K	12/31/2008	10.6	3/12/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Form of Stock Option Agreement under 2000 Equity Incentive Plan.*		8-K		10.33	6/13/2005
10.7	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.*		8-K		10.34	6/13/2005
10.8	Form of Stock Option Agreement (Nonstatutory Stock Options) under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.1	5/10/2010
10.9	Form of Incentive Stock Option Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.2	5/10/2010
10.10	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.3	5/10/2010
10.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.		8-K		10.41	12/28/2005
10.12†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.		10-Q	9/30/2008	10.1	11/10/2008
10.13	Second Amendment to Supply Agreement, dated as of May 6, 2010, by and between Dendreon Corporation and Diosynth RTP Inc.		8-K		10.1	5/13/2010
10.14	Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.		8-K		10.36	8/18/2005
10.15	Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.1	8/10/2009
10.16	Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.2	8/10/2009
10.17	Leukapheresis Services Agreement with the American Red Cross, dated September 24, 2009.		8-K		99.2	9/29/2009
10.18†	Development and Supply Agreement, dated as of September 15, 2010, by and between Dendreon Corporation and GlaxoSmithKline LLC.		8-K		10.1	9/21/2010
10.19†	Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-K	12/31/2010	10.36	3/1/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.20	Sublease, dated as of February 28, 2011, by and between Zymogenetics, Inc. and Dendreon Corporation		10-K	12/31/2010	10.37	3/1/2011
10.21	Executive Employment Agreement dated August 30, 2011 between John E. Osborn and the Company.*		8-K		10.1	8/31/2011
10.22	Form of Executive Employment Agreement with certain named executive officers.*		8-K		10.1	11/2/2011
10.23	2012 Equity Incentive Inducement Award Plan.*		8-K		10.1	1/19/2012
10.24	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.2	1/19/2012
10.25	Form of Restricted Stock Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.3	1/19/2012
10.26	Amendment to Executive Employment Agreement, dated January 31, 2012, between the Company and Mitchell H. Gold, M.D.*		8-K		10.1	2/3/2012
10.27	Employment Agreement, dated January 31, 2012, between the Company and John H. Johnson.*		8-K		10.2	2/3/2012
10.28	Form of (Restricted) Stock Award Agreement under 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2011	10.29	2/29/2012
10.29	Dendreon Corporation Incentive Plan.*		10-K	12/31/2011	10.30	2/29/2012
10.30	Dendreon Corporation 2009 Equity Incentive Plan, as amended.*		10-Q	6/30/2012	10.1	7/31/2012
10.31	Office Lease, dated as of June 29, 2012, by and between Wells REIT – Bridgewater, NJ, LLC and Dendreon Corporation		10-Q	6/30/2012	10.2	7/31/2012
10.32†	First Amendment to Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-Q	9/30/2012	10.1	11/2/2012
10.33†	Second Amendment to Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-Q	9/30/2012	10.2	11/2/2012
10.34	Amendment to Employment Agreement, dated January 31, 2012, between the Company and John H. Johnson.*		10-Q	9/30/2012	10.3	11/2/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
12	Computation of Ratio of Earnings to Fixed Charges.	X
21.1	Dendreon Corporation List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (contained on signature page).	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Definitions Document
101	Instance Document
101	Schema Document
101	Calculation Linkbase Document
101	Labels Linkbase Document
101	Presentation Linkbase Document

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H. Johnson John H. Johnson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2013

/s/ Gregory T. Schiffman Gregory T. Schiffman	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2013

/s/ Gregory R. Cox Gregory R. Cox	Vice President, Finance (Principal Accounting Officer)	February 25, 2013

/s/ Susan B. Bayh Susan B. Bayh	Director	February 25, 2013

/s/ Gerardo Canet Gerardo Canet	Director	February 25, 2013

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	February 25, 2013

/s/ Dennis M. Fenton Dennis M. Fenton	Director	February 25, 2013

/s/ Pedro P. Granadillo Pedro P. Granadillo	Director	February 25, 2013

/s/ David C. Stump David C. Stump	Director	February 25, 2013

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	February 25, 2013

/s/ Douglas G. Watson Douglas G. Watson	Lead Independent Director	February 25, 2013

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dendreon Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

February 25, 2013

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$188,408	$427,100
Short-term investments	165,396	111,525
Trade accounts receivable	38,884	35,541
Inventory	76,300	69,502
Prepaid antigen costs	643	7,490
Prepaid expenses and other current assets	17,659	19,064

Total current assets	487,290	670,222
Property and equipment, net	150,604	242,505
Long-term investments	76,045	79,071
Other assets	7,180	9,693

Total assets	$721,119	$1,001,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,845	$7,807
Accrued liabilities	44,821	35,581
Accrued compensation	27,050	24,703
Restructuring and contract termination liabilities	14,214	4,752
Current portion of capital lease obligations	4,418	3,855
Current portion of facility lease obligations	594	1,018

Total current liabilities	103,942	77,716
Long-term accrued liabilities	5,081	7,087
Capital lease obligations, less current portion	6,219	9,384
Facility lease obligations, less current portion	10,835	18,564
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016	532,744	508,418
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 154,414,811 and 149,169,279 shares issued and outstanding at December 31, 2012 and 2011, respectively	150	147
Additional paid-in capital	1,988,666	1,913,265
Accumulated other comprehensive income (loss)	147	(35)
Accumulated deficit	(1,954,350)	(1,560,740)

Total stockholders’ equity	34,613	352,637

Total liabilities and stockholders’ equity	$721,119	$1,001,491

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Product revenue, net	$325,333	$213,511	$47,957
Royalty and other revenue	197	128,102	100

Total revenue	325,530	341,613	48,057
Operating expenses:
Cost of product revenue	227,892	159,090	28,520
Research and development	74,643	74,290	75,941
Selling, general and administrative	317,131	361,342	235,760
Restructuring, contract termination and asset impairment	45,667	38,587	—

Total operating expenses	665,333	633,309	340,221

Loss from operations	(339,803)	(291,696)	(292,164)
Other income (expense):
Interest income	1,344	1,415	1,144
Interest expense	(55,252)	(47,705)	(1,588)
Loss on debt conversion	—	—	(4,716)
Loss from valuation of warrant liability	—	—	(142,567)
Other income	101	180	—

Net loss before income tax benefit	(393,610)	(337,806)	(439,891)
Income tax benefit	—	—	411

Net loss	$(393,610)	$(337,806)	$(439,480)

Basic and diluted net loss per share	$(2.65)	$(2.31)	$(3.18)

Shares used in computation of basic and diluted net loss per share	148,777	146,163	138,206

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(393,610)	$(337,806)	$(439,480)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	182	(76)	45

Comprehensive loss	$(393,428)	$(337,882)	$(439,435)

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2010	133,485,415	$131	$1,286,891	($4)	($783,454)	$503,564
Exercise of stock options and other	1,596,258	2	12,358	—	—	12,360
Issuance of common stock under the Employee Stock Purchase Plan	636,369	1	4,406	—	—	4,407
Conversion of convertible debt	2,546,232	3	29,582	—	—	29,585
Non-cash stock-based compensation expense	—	—	40,262	—	—	40,262
Issuance of restricted stock, net of cancellations	1,183,934	—	(4,849)	—	—	(4,849)
Exercise of warrants	8,000,000	8	346,872	—	—	346,880
Net loss	—	—	—	—	(439,480)	(439,480)
Other comprehensive income	—	—	—	45	—	45

Balance, December 31, 2010	147,448,208	145	1,715,522	41	(1,222,934)	492,774

Exercise of stock options	475,225	1	6,128	—	—	6,129
Issuance of common stock under the Employee Stock Purchase Plan	414,589	—	5,872	—	—	5,872
Issuance of convertible debt	—	—	130,118	—	—	130,118
Non-cash stock-based compensation expense	—	—	58,583	—	—	58,583
Issuance of restricted stock, net of cancellations	831,257	1	(2,958)	—	—	(2,957)
Net loss	—	—	—	—	(337,806)	(337,806)
Other comprehensive loss	—	—	—	(76)	—	(76)

Balance, December 31, 2011	149,169,279	147	1,913,265	(35)	(1,560,740)	352,637

Exercise of stock options	49,551	—	249	—	—	249
Issuance of common stock under the Employee Stock Purchase Plan	741,159	1	4,129	—	—	4,130
Non-cash stock-based compensation expense	—	—	73,097	—	—	73,097
Issuance of restricted stock, net of cancellations	4,454,822	2	(2,074)	—	—	(2,072)
Net loss	—	—	—	—	(393,610)	(393,610)
Other comprehensive income	—	—	—	182	—	182

Balance, December 31, 2012	154,414,811	$150	$1,988,666	$147	($1,954,350)	$34,613

See accompanying notes.

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(393,610)	$(337,806)	$(439,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	39,657	36,674	15,821
Non-cash stock-based compensation expense	71,673	60,261	40,262
Loss on valuation of warrant liability	—	—	142,567
Amortization of securities discount and premium	3,174	2,375	1,540
Amortization of convertible notes discount and debt issuance costs	26,387	23,174	1,425
Loss on conversion of debt	—	—	4,716
Non-cash restructuring and contract termination expense	17,833	14,830	—
Other	613	1,128	247
Changes in operating assets and liabilities:
Trade accounts receivable	(3,343)	(22,862)	(12,679)
Inventory	2,576	(17,565)	(17,054)
Prepaid antigen costs	(1,939)	(10,843)	(10,673)
Prepaid expenses and other assets	546	(17,727)	(10,652)
Accounts payable	5,038	(40)	5,590
Accrued liabilities and compensation	13,213	21,354	10,840
Restructuring and contract termination liabilities	9,462	4,752	—

Net cash used in operating activities	(208,720)	(242,295)	(267,530)
Investing Activities:
Maturities and sales of investments	219,938	286,371	362,713
Purchases of investments	(275,235)	(332,769)	(312,064)
Purchases of property and equipment	(18,750)	(25,423)	(140,629)
Proceeds from sale of facility	43,000	—	—

Net cash used in investing activities	(31,047)	(71,821)	(89,980)
Financing Activities:
Net proceeds from issuance of convertible debt	—	607,129	—
Proceeds from exercise of warrant	—	—	71,360
Payments on facility lease obligations	(1,060)	(5,664)	(685)
Payments on capital lease obligations	(2,602)	(909)	(1,959)
Proceeds from release of security deposits	4,209	2,517	222
Payments of security deposits	(1,779)	(3,895)	(180)
Issuance of common stock under the Employee Stock Purchase Plan	4,130	5,872	4,407
Net proceeds from the exercise of stock options	249	6,128	12,358
Other	(2,072)	(2,957)	(4,847)

Net cash provided by financing activities	1,075	608,221	80,676

Net increase (decrease) in cash and cash equivalents	(238,692)	294,105	(276,834)
Cash and cash equivalents at beginning of period	427,100	132,995	409,829

Cash and cash equivalents at end of period	$188,408	$427,100	$132,995

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$21,193	$24,889	$3,569
Conversion of debt into common stock	—	—	24,850
Assets acquired under facility and capital leases	—	7,759	18,031
Increase in asset retirement obligation	—	—	5,157
Exercise of warrant	—	—	275,520

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

PROVENGE® (sipuleucel-T), is our first commercialized product approved by the United States Food and Drug Administration (“FDA”), and is a first in class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We currently own worldwide rights for PROVENGE.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation.

Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, fair values of assets, income taxes, financing activities, clinical trial accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROVENGE sales are direct to physician; however, we have entered into distribution agreements with several credit-worthy third-party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers assume all bad debt risk from the physician or institution, therefore no allowance for bad debt is recorded. In addition, under the terms of the distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs and, accordingly, revenue recognition requires estimates of rebates and chargebacks.

We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Medicaid rebates were not material for each period presented.

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. During the fourth quarter of 2012, we revised our estimate of outstanding chargebacks related to PHS-eligible providers resulting in a reduction in the chargebacks reserve and an increase in net product revenue of $3.8 million.

The following is a roll forward of our chargebacks reserve:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$7,065	$—
Current provision related to sales made in current period	16,615	13,040
Current provision related to sales made in prior periods	50	136
Adjustments	(3,824)	—
Payments/credits	(16,799)	(6,111)

Balance at December 31	$3,107	$7,065

In the fourth quarter of 2011, we entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback, and may be entitled to receive a rebate on eligible purchases at the end of each quarter. During the year ended December 31, 2012, we recorded GPO chargebacks of approximately $0.8 million. No GPO chargebacks were recorded for the years ended December 31, 2011 or 2010.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. The following table is a roll forward of our accrued GPO rebates and GPO administrative fees balance:

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning balance, January 1	$885	$—
Current provision related to sales made in current period	7,600	885
Current provision related to sales made in prior periods	57	—
Payments/credits	(6,592)	—

Balance at December 31	$1,950	$885

In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELIS™ (boceprevir) for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. Royalty revenue and royalty receivables were recorded in the period earned, in advance of collection. We recorded royalty revenue of $3.0 million during the year ended December 31, 2011, related to royalties received on sales of this product. In the fourth quarter of 2011, we sold this royalty to an unrelated third-party for $125.0 million and recognized the full amount as revenue, as we have no further obligations under the agreement. No revenue will be recorded related to this royalty in future periods.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in our statements of operations. As of April 2009, we had approximately $26.4 million in zero-cost inventory which was previously expensed and could be used for the commercial and clinical manufacture of PROVENGE, training or additional research and development efforts.

As of December 31, 2011 and 2010, approximately $4.7 million and $23.1 million, respectively, of zero-cost inventory remained on hand. No zero-cost inventory remained on hand as of December 31, 2012. Cost of product revenue includes antigen expense of approximately $20.8 million during the year ended 2012. Cost of product revenue for the years ended 2011 and 2010 did not include antigen expense as we used zero-cost inventory during these periods. As a result, cost of product revenue reflects a lower average per unit cost of antigen prior to 2012.

Prepaid Antigen Costs

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies (“Fujifilm”), formerly Diosynth RTP, Inc., to manufacture the recombinant antigen used in the manufacture of PROVENGE. We take title to this material when accepted from Fujifilm and store it as raw material inventory for manufacturing and eventual sale. When we are required to advance funds prior to the manufacture and acceptance of inventory, we record prepaid antigen costs. The prepaid costs of these materials are transferred to inventory as antigen is received.

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

Restructuring Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified. If the employee must provide future service in excess of 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract.

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

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. Refer to Note 7 – Property and Equipment and Note 13 – Restructuring, Contract Termination and Asset Impairment for details of losses from impairment of long-lived assets recorded in 2012. The determination of fair value of the assets evaluated for impairment required the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For details of the issuance and additional information regarding the 2016 Notes, see Note 10 – Convertible Notes.

Debt Issuance Costs

Debt issuance costs related to the 2016 Notes were allocated to the liability and equity components in accordance with ASC 470-20. We are amortizing the debt issuance costs allocated to the liability component of the 2016 Notes to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any. The debt issuance costs allocated to the equity component of the 2016 Notes were recorded as an offset to additional paid-in capital. See Note 10 – Convertible Notes for further details of the issuance and additional information regarding the 2016 Notes.

Debt issuance costs related to our 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) issued in June and July of 2007 are amortized to interest expense through the earlier of the maturity date of the 2014 Notes or the date of conversions, if any.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock awards generally vest and are expensed over two- to four-year periods. We have granted restricted stock awards and options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may have caused the awards or options to accelerate and vest.

We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. Because we report a net loss, diluted net loss per share is the same as basic net loss per share. We have excluded all outstanding stock options, warrants, unvested restricted stock and shares issuable upon potential conversion of the 2014 Notes and the 2016 Notes from the calculation of diluted net loss per common share because all such securities are anti-dilutive to the computation of net loss per share.

Income Taxes

Deferred taxes are measured using enacted tax rates expected to be in effect in the year(s) in which the basis difference is expected to reverse. We continue to record a valuation allowance for the full amount of deferred tax assets, which would otherwise be recorded for tax benefits relating to operating loss and tax credit carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not.

Loss Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations.

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

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued two Accounting Standard Updates (“ASUs”) which amended guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of stockholders’ equity was eliminated. Although the new guidance changed the presentation of comprehensive income, no changes were made to the components that are recognized in net income or other comprehensive income under existing guidance. These ASUs were effective for us in the first quarter of 2012 and retrospective application was required. Accordingly, we changed our financial statement presentation of comprehensive income in our 2012 Quarterly Reports on Form 10-Q and in this 2012 Annual Report on Form 10-K, which had no impact on our results of operations, cash flows or financial position.

3.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
December 31, 2012
Due in one year or less	$165,295	$165,396
Due after one year through two years	75,999	76,045

	$241,294	$241,441

December 31, 2011
Due in one year or less	111,539	$111,525
Due after one year through two years	79,090	79,071

	$190,629	$190,596

Our gross realized gains and losses on sales of available-for-sale securities were not material for 2012, 2011 or 2010.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
December 31, 2012
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	104,652	91	(17)	104,726
Government-sponsored enterprises	33,438	18	—	33,456
U.S. Treasury notes	97,563	57	(2)	97,618

	$241,294	$166	$(19)	$241,441

December 31, 2011
Demand deposit	7,999	$—	$—	$7,999
Corporate debt securities	144,771	93	(126)	144,738
Government-sponsored enterprises	25,348	—	(18)	25,330
U.S. Treasury notes	12,511	18	—	12,529

	$190,629	$111	$(144)	$190,596

None of our securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2012.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not we will be required to sell, the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of December 31, 2012. See Note 4 – Fair Value Measurements for further discussion.

We had $5.6 million in secured deposits for various letters of credit as of December 31, 2012 and $8.0 million as of December 31, 2011, which are classified as long-term investments.

4.    FAIR VALUE MEASUREMENTS

We measure and report at fair value our cash equivalents and investment securities (financial assets). We also measured and reported at fair value our warrant liability prior to exercise of the Warrants in the second quarter of 2010. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy of fair value measurements is described below:

Level 1	—	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2	—

Inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs), and

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following table summarizes our financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
December 31, 2012
Money market	$184,167	$184,167	$—	$—
Corporate debt securities	104,726	—	104,726	—
Government-sponsored enterprises	33,456	—	33,456	—
U.S. Treasury notes	97,618	—	97,618	—

Total financial assets	$419,967	$184,167	$235,800	$—

Add: Cash	9,882

Total cash, cash equivalents and investments	$429,849

December 31, 2011
Money market	$396,193	$396,193	$—	$—
Commercial paper	17,990	—	17,990	—
Corporate debt securities	144,738	—	144,738	—
Government-sponsored enterprises	25,330	—	25,330	—
U.S. Treasury notes	12,529	—	12,529	—

Total financial assets	$596,780	$396,193	$200,587	$—

Add: Cash	20,916

Total cash, cash equivalents and investments	$617,696

Fixed income investment securities are valued using the market approach.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the 2016 Notes as of December 31, 2012 and 2011 was approximately $471.2 million and $428.6 million, respectively, based on the last trading price as of the respective year end. The fair value of the 2014 Notes as of December 31, 2012 was approximately $25.3 million based on the last trading price as of year end. The fair value of the 2014 Notes as of December 31, 2011 was approximately $38.8 million based on average trading prices near year end. Estimates of fair value for the 2016 Notes and the 2014 Notes are classified as Level 2.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5.    INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $76.3 million and $69.5 million as of December 31, 2012 and 2011, respectively.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2012 and 2011, there was $0.6 million and $7.5 million, respectively, of prepaid costs associated with the purchase of the antigen used in the manufacture of PROVENGE, which Fujifilm is obligated to manufacture.

As of December 31, 2012 and 2011, there was $8.5 million and $5.2 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE and to qualify a contract manufacturer for production. In addition, as of December 31, 2011, there was $0.7 million included in “Other assets” on the consolidated balance sheet related to these agreements.

7.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Furniture and office equipment	$2,111	$4,910
Laboratory and manufacturing equipment	29,590	33,672
Computer equipment and software	66,117	57,330
Leasehold improvements	115,735	183,095
Buildings	17,872	30,330
Construction in progress	2,313	8,310

	233,738	317,647
Less accumulated depreciation and amortization	(83,134)	(75,142)

	$150,604	$242,505

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 30, 2012, we announced a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which we anticipate will lower our overall cost structure. As a result of our decision to close the New Jersey Facility, we recorded an impairment charge of $60.0 million in the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey Facility to estimated fair value. The estimate of the fair value of the New Jersey Facility utilized an expected present value cash flow model, which included probability-weighted cash flows, requiring judgments and estimates related to the amount and timing of the cash flows and the highest and best use of the facility for a market participant. We applied a risk adjusted discount rate to our estimated cash flows in determining the net present value.

Upon sale of the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) in December 2012, we recorded a recovery of approximately $47.4 million. The recovery was calculated as the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility. This is recorded in the “Restructuring, Contract Termination, and Asset Impairment” line on the Statement of Operations.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million in the third quarter of 2012.

The total net non-cash impairment charge of $17.9 million is included in “Restructuring, contract termination and asset impairment” on our consolidated statements of operations for the year ended December 31, 2012. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for further details.

The buildings under our manufacturing facility leases must be restored to their original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. The asset retirement obligations related to our manufacturing facilities in Atlanta, Georgia (the “Atlanta Facility”) and in Orange County, California (the “Orange County Facility”) are included in “Long-term accrued liabilities” on the consolidated balance sheets. The asset retirement obligation related to the New Jersey Facility was included in “Long-term accrued liabilities” on the consolidated balance sheet as of December 31, 2011. However, upon sale of the New Jersey Facility to Novartis in December 2012, we were released from the asset retirement obligation related to this facility resulting in a gain recorded in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2012. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for details regarding the closure of the New Jersey Facility.

For further description of the facility leases, see Note 9 – Financing Obligations and Debt. The following table is a roll forward of our asset retirement obligations:

	Year ended December 31,
	2012	2011
	(In thousands)
Beginning balance, January 1	$7,019	$6,610
Accretion	529	409
Release related to sale of facility	(2,467)	—

Ending balance	$5,081	$7,019

For further description of the facility leases, see Note 9 – Financing Obligations and Debt and Note 16 – Commitments and Contingencies, which include the applicable future minimum payments under the leases.

In December 2010, we entered into an industrial development revenue bond transaction related to the Atlanta Facility. Pursuant to the terms of the industrial revenue bonds, we transferred title to certain fixed assets with costs of $63.3 million as of December 31, 2010, to a local governmental authority in the United States to

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive a property tax abatement related to economic development. The title to these assets will revert back to us upon retirement or cancellation of the applicable bonds. These fixed assets are still recognized in the consolidated balance sheets as all risks and benefits remain with us. Depreciation expense, including the depreciation of assets acquired through capital leases, for the years ended December 31, 2012, 2011 and 2010 was $39.7 million, $36.7 million and $15.8 million, respectively. We capitalized interest of $0.3 million, $1.2 million and $3.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

8.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred rent	$7,875	$6,668
Accrued property and equipment	792	2,880
Inventory receipts	6,636	4,377
Accrued consulting and other services	12,016	10,561
Accrued clinical trials expense	2,299	874
Accrued interest	8,234	295
Accrued service fees and rebates	3,533	3,496
Other accrued liabilities	3,436	6,430

	$44,821	$35,581

9.    FINANCING OBLIGATIONS AND DEBT

We lease building space in Orange County, California for use as a manufacturing facility. We were deemed owner of the facility during the construction period under build to suit lease accounting. Upon completion of the facility, we continued to be deemed owner. In August 2009, we capitalized building costs of approximately $6.7 million and recorded a corresponding financing obligation in connection with the facility. We allocate our lease payments between the building and the land based upon their estimated relative fair value. The portion of our lease payment associated with our building reduces our facility lease obligation, while the portion associated with the land is treated as payment of an operating lease obligation. The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5 year term of the Orange County lease and a 5-year renewal. The future minimum payments of the Orange County Facility lease obligation, as presented below, reflect such 15.5 year period. The Orange County lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $5.6 million as of December 31, 2012.

We also lease building space in Atlanta, Georgia for use as a manufacturing facility. We were deemed owner of the facility during the construction period under build to suit lease accounting. Upon completion of the facility, we continued to be deemed owner. In March 2010, we capitalized building costs of approximately $6.4 million and recorded a corresponding financing obligation in connection with the facility. We allocate our lease payments between the building and the land based upon their estimated relative fair value. The portion of our lease payment associated with our building reduces our facility lease obligation, while the portion associated with the land is treated as payment of an operating lease obligation. The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The future minimum payments of the Atlanta Facility lease obligation, as presented below, reflect such 15.5-year period. The Atlanta lease may be

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility was $5.8 million as of December 31, 2012.

We were also deemed owner of the New Jersey Facility during the construction period under build to suit lease accounting. Upon completion of the facility, we continued to be deemed owner. In 2005, we capitalized building costs of approximately $8.6 million and recorded a corresponding financing obligation in connection with the facility. We allocated our lease payments between the building and the land based upon their estimated relative fair value. The portion of our lease payment associated with the building reduced our facility lease obligation, while the portion associated with the land was treated as payment of an operating lease obligation. Upon sale of the New Jersey Facility to Novartis in December 2012, we released the remaining facility lease obligation related to this facility resulting in a gain recorded in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2012. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment for details regarding the closure of the New Jersey Facility.

See Note 16 – Commitments and Contingencies for a further description of the facility leases.

We have entered into agreements for the lease of software licenses and equipment which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2012 of $10.6 million, bear interest at rates ranging from 2.9% to 11.7% per year.

Future minimum payments due under capital lease and financing obligations were as follows as of December 31, 2012:

	Capital Lease Obligations	Facility Lease Obligations
	(In thousands)
Year ending December 31:
2013	$4,932	$889
2014	2,994	944
2015	2,782	999
2016	985	1,040
2017	—	1,058
Thereafter	—	8,442

Total payments	11,693	13,372
Less amount representing interest	(1,056)	(1,943)

Present value of payments	10,637	11,429
Less current portion of obligations	(4,418)	(594)

	$6,219	$10,835

10.    CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of the 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after deducting underwriting fees and other offering expenses, were approximately $78.3 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2011. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2012 and 2011.

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

If a “fundamental change,” as defined in the 2016 Indenture, occurs, holders of 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert 2016 Notes, we will under certain circumstances, increase the applicable conversion rate for the 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of our common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of common stock or a combination of cash and shares, unless the consideration for common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2016 Notes are accounted for in accordance with ASC 470-20, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows for each period presented:

	December 31,
	2012	2011
	(In thousands)
Carrying amount of the liability component	$532,744	$508,418
Unamortized discount of the liability component	87,256	111,582

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $26.2 million and $23.0 million for the years ended December 31, 2012 and 2011, respectively. In addition, interest expense of $17.8 million and $16.8 million for the years ended December 31, 2012 and 2011, respectively, was recognized based on the 2.875% stated coupon rate.

We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of approximately $3.0 million, were approximately $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. The maturity date of the 2014 Notes is June 15, 2014, unless earlier converted.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at a conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

If a “fundamental change,” as defined in the 2014 Indenture, occurs, holders of the 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change may, in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

In addition, the conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights or warrants, other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of 2014 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding 2014 Notes, without having to convert 2014 Notes and as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2014 Notes held.

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

In December 2010, we exchanged $24.9 million principal face amount of 2014 Notes for approximately 2.5 million shares of common stock, which included a premium of approximately 129,000 shares. The premium is recorded as a “Loss on debt conversion” of $4.7 million in other expense in the consolidated statement of operations for the year ended December 31, 2010.

As of December 31, 2012 and 2011, the aggregate principal amount of 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million, $1.5 million and $3.9 million during 2012, 2011 and 2010, respectively.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 2,500,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2012 or 2011.

Warrants

In April 2008, we issued 8.0 million shares of common stock, and Warrants to purchase up to 8.0 million shares of common stock to an institutional Investor. The Investor purchased the shares and Warrants for a negotiated price of $5.92 per share of common stock purchased. We received net proceeds of $46.0 million from issuance of the shares and the Warrants to the Investor. The Warrants were exercisable at any time prior to October 8, 2015, with an original exercise price of $20.00 per share of common stock and included a net exercise

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

feature. On May 18, 2010, the Exercise Date, we entered into an Amendment to the warrant agreement. Pursuant to the terms of the Amendment, the exercise price of the Warrants was amended from $20.00 to $8.92 per share, and the Investor concurrently exercised the warrant for 8.0 million shares of common stock, resulting in aggregate cash proceeds to the Company of $71.4 million.

The Warrants were recorded at fair value at issuance and were adjusted to fair value at each reporting period until the Exercise Date. Any change in fair value between reporting periods was recorded as other income (expense). The Warrants continued to be reported as a liability until they were exercised, at which time the Warrants were adjusted to fair value and reclassified from liabilities to stockholders’ equity. Fair value was estimated using the BSM option pricing model. The fair value of the Warrants on the Exercise Date was $275.5 million. During the year ended December 31, 2010, a loss of $142.6 million was recognized from valuation of the warrant liability.

12.    STOCK-BASED COMPENSATION PLANS

We maintain four stock-based incentive plans under which we have granted non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to employees, non-employee directors and consultants. As of December 2012, only our 2009 Plan (as defined below) remained available for future grants. We also have an Employee Stock Purchase Plan (the “ESPP”).

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cost of product revenue	$6.6	$5.7	$1.5
Research and development	7.1	7.3	8.4
Selling, general and administrative	56.0	42.3	30.4
Restructuring	2.0	5.0	—

	$71.7	$60.3	$40.3

Total stock-based compensation expense recognized in the consolidated statement of operations for 2012, 2011 and 2010 increased our net loss per share by $0.48, $0.41 and $0.29, respectively.

Equity Compensation Plans

The 2000 Equity Incentive Plan (the “2000 Plan”) expired in February 2010; however it still governs outstanding awards issued under the 2000 Plan. The options granted under the 2000 Plan could be either incentive stock options or nonqualified stock options. Options granted under the 2000 Plan expire no later than 10 years from the date of grant. As amended, the option price must have been at least 100% of the fair value on the date of grant for incentive stock options, and no less than 85% of the fair value on the date of grant for nonqualified stock options. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options could be granted with different vesting terms.

The 2002 Broad Based Equity Incentive Plan (the “2002 Plan”) expired in February 2012; however it still governs outstanding awards issued under the 2002 Plan. The 2002 Plan provided for the award of options, stock bonuses, and rights to acquire restricted stock. A total of 1.5 million shares of common stock were authorized and reserved for issuance under the 2002 Plan. The stock options granted under the 2002 Plan are nonqualified options and expire no later than 10 years from the date of the grant. The exercise price for options granted under the plan was 100% of the fair market value of the common stock on the date of the grant. Employees, officers, members of our Board of Directors and consultants were eligible to receive awards under the 2002 Plan. However, no more than 49% of the number of shares underlying options granted under the 2002 Plan could be

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awarded to directors and senior officers of Dendreon. The options generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options could be granted with different vesting terms. The Compensation Committee of the Board of Directors determined the vesting period and the purchase price with respect to restricted stock awards.

The 2009 Equity Incentive Plan (the “2009 Plan”) will expire in 2019. In March 2012, our Board of Directors approved an increase to the number of shares reserved for issuance under the 2009 Plan from 13.2 million shares to 22.2 million shares of common stock. This increase was subsequently approved by our stockholders at the 2012 Annual Meeting. The 2009 Plan authorizes our Board of Directors to provide equity-based compensation in the form of incentive or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Any common stock shares that are subject to option rights or stock appreciation rights are counted against this limit as one common share for every one common share subject to such option awards or stock appreciation rights and any common stock shares that are subject to awards other than option awards or stock appreciation rights are counted against this limit as 1.37 common shares for every one common share subject to such other awards. Shares issued under the 2009 Plan may be shares of original issuance or treasury shares or a combination of both. Options granted under the 2009 Plan expire no later than 10 years from the date of grant. The option price must be at least 100% of the fair value on the date of grant. Options and restricted stock awards generally become exercisable in increments over a period of four years from the date of grant, with the first increment vesting after one year. Options and restricted stock awards, however, may be granted with different vesting terms.

In January 2012, we adopted the 2012 Equity Incentive Inducement Plan (the “2012 Plan”), pursuant to which we could issue up to 3,000,000 shares of common stock to newly hired employees as a material inducement to their decision to join the company. The 2012 Plan was terminated in July 2012 upon stockholder approval of an increase in shares reserved for issuance under our 2009 Plan; however it still governs outstanding awards issued under the 2012 Plan.

Employee Stock Purchase Plan

In December 2012, our Board of Directors approved a new 2013 Employee Stock Purchase Plan to replace the existing 2002 Employee Stock Purchase Plan. The new ESPP plan has 10.0 million shares reserved for issuance, subject to stockholder approval at the 2013 Annual Meeting. In 2012, 2011 and 2010, 0.7 million, 0.4 million and 0.6 million shares, respectively, were issued under the ESPP at average prices of $5.57, $14.16 and $6.93, respectively.

Stock Options, Restricted Stock Awards and Employee Stock Purchases

Stock options generally vest and are expensed over three- to four-year periods. Restricted stock awards generally vest and are expensed over two- to four-year periods. We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the year ended December 31, 2012, we recognized $0.2 million of compensation expense related to awards and options granted in 2012 with performance conditions. For the year ended December 31, 2011, we recognized $1.6 million in compensation expense related to awards granted in 2011 with performance conditions. No expense was recognized related to these awards for the year ended December 31, 2010. No restricted stock awards granted in 2010 and 2011 with performance conditions remain outstanding as of December 31, 2012.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options and employee stock purchases was estimated at the date of grant using the BSM model with the following weighted average assumptions for the years ended December 31:

	Employee Stock Options			Employee Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Weighted average estimated fair value	$5.85	$18.42	$21.72	$2.23	$12.40	$17.36
Weighted Average Assumptions
Dividend yield(a)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(b)	76%	78%	77%	41%	45%	100%
Risk-free interest rate(c)	0.9%	1.9%	1.7%	0.1%	0.0%	0.3%
Expected term(d)	5.2 years	5.0 years	4.4 years	0.9 years	1.1 years	0.6 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(b)

The expected stock price volatility for the years ended December 31, 2012 and 2011 is based on the weighted average of the historical volatility of our stock. The expected stock price volatility for the year ended December 31, 2010 is based on the weighted average of the historical volatility of our stock and the volatilities of certain peer companies.

(c)	The risk-free interest rate is based on the implied yield available on United States treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(d)

The expected term of options granted during the years ended December 31, 2012 and 2011 represents the estimated period of time until exercise and is based on the weighted average of the historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies. The expected term of options granted during the year ended December 31, 2010 represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected term of awards issued under the employee stock purchase plan represents the weighted average purchase periods of each offering.

The following table summarizes our stock option activity during the years ended December 31:

	2012		2011		2010
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Outstanding at January 1	2,576,079	$25.98	2,672,972	$23.78	3,274,615	$11.73
Granted	1,838,520	10.11	805,469	29.51	1,070,635	36.85
Exercised	(49,551)	5.03	(475,225)	12.90	(1,596,258)	7.65
Forfeited and expired	(607,344)	22.65	(427,137)	33.42	(76,020)	27.43

Outstanding at December 31	3,757,704	18.71	2,576,079	25.98	2,672,972	23.78

Options exercisable at December 31	1,707,659	24.18	1,158,475	20.10	972,396	14.33

Shares available for future grant	9,630,340		7,966,724		9,752,127

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $0.4 million and $0.1 million, respectively. The weighted-average remaining contractual term for options outstanding and options exercisable as of December 31, 2012 was 7.8 years and 6.3 years, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million,

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.5 million and $62.4 million, respectively. The total fair value of the options vested during 2012, 2011 and 2010 was $7.1 million, $8.7 million and $5.4 million, respectively.

As of December 31, 2012, we had approximately $7.3 million of unrecognized compensation expense related to our unvested stock options, which we expect to recognize over a weighted average period of approximately 1.4 years.

The following table summarizes our restricted stock award activity during the years ended December 31:

	2012		2011		2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1	1,963,711	$26.22	2,214,260	$23.85	2,360,138	$7.71
Granted	5,734,632	10.83	1,305,265	30.10	1,423,019	34.38
Vested	(2,462,846)	16.60	(1,165,524)	21.68	(1,456,775)	8.49
Forfeited and expired	(1,018,142)	13.93	(390,290)	28.48	(112,122)	17.26

Outstanding at December 31	4,217,355	13.87	1,963,711	26.22	2,214,260	23.85

As of December 31, 2012 we had approximately $18.5 million of unrecognized compensation expense related to our restricted stock awards, which will be recognized over a weighted average period of approximately 1.0 years.

Equity based awards (including stock options and stock awards) available for future issuances are as follows:

Awards Available for Grant
Balance at January 1, 2010	12,630,046
Additional shares reserved	—
Granted	(3,004,528)
Forfeited and expired	126,609

Balance at December 31, 2010	9,752,127
Additional shares reserved	—
Granted	(2,593,708)
Forfeited and expired	808,305

Balance at December 31, 2011	7,966,724
Additional shares reserved — 2009 Plan	9,000,000
Additional shares reserved — 2012 Plan	3,000,000
Granted	(9,748,353)
Forfeited and expired	1,838,580
Cancelled—2012 Plan	(2,426,611)

Balance at December 31, 2012	9,630,340

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

As of December 31, 2012, shares of common stock were reserved for issuance as follows:

Convertible senior subordinated notes due 2014	2,692,765
Convertible senior notes due 2016	12,099,920
Outstanding common stock options	3,757,704
Employee stock purchase plan	10,000,000
Common stock awards	4,217,355
Available for future grant under equity plans	9,630,340

42,398,084

13.    RESTRUCTURING, CONTRACT TERMINATION AND ASSET IMPAIRMENT

Restructuring – 2012

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

On December 20, 2012, we announced the sale of our New Jersey Facility to Novartis for $43.0 million, and payment was received in December 2012. As part of the agreement with Novartis, approximately 100 employees at the facility that were previously included in the workforce reduction were offered jobs with Novartis.

As a result of this workforce reduction, we recorded a charge of approximately $20.1 million during the year ended December 31, 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. This includes an adjustment to reduce restructuring expense related to employee termination benefits by $0.3 million in the fourth quarter of 2012, related to employees accepting offers with Novartis. We expect to incur and record an additional $1.3 million in restructuring charges related to employee severance benefits through the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $7.8 million for the year ended December 31, 2012, related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

Asset Impairment – 2012

As a result of our decision to close the New Jersey Facility, we recorded an impairment charge of approximately $60.0 million during the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey Facility to estimated fair value. The calculation of estimated fair value of the New Jersey Facility assets required judgment in the assumptions used in the probability-weighted estimated future cash flows related to the highest and best use of the assets, including estimated salvage values.

Upon sale of the New Jersey Facility to Novartis in December 2012, we recorded a recovery of approximately $47.4 million. The recovery was calculated as the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the New Jersey Facility. This is recorded in the “Restructuring, Contract Termination, and Asset Impairment” line on the Statement of Operations.

Also as a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million during the third quarter of 2012.

The total non-cash impairment charge of $17.9 million and total net restructuring expenses of $27.9 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2012.

The following table summarizes the utilization of the 2012 restructuring liability:

	2012 Restructuring
Description	Charges for the Year ended December 31, 2012	Cash Payments	Stock Vesting	Other Non-Cash Settlement	Restructuring and Contract Termination Liabilities as of December 31, 2012
	(In thousands)
Severance and other termination benefits	$20,113	$(8,015)	$(2,015)	$—	$10,083
Other associated costs	7,817	(7,270)	—	(439)	108
Asset impairment	17,853	(20)	—	(17,833)	—

Total	$45,783	$(15,305)	$(2,015)	$(18,272)	$10,191

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

As a result of this workforce reduction, we recorded a charge of $19.4 million during 2011 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. During the year ended December 31, 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees. These amounts are included in “Restructuring, contract termination and asset impairment” in the statements of operations. We do not expect to incur additional restructuring charges in 2013 related to severance and other termination benefits in connection with the September 2011 restructuring.

Contract Termination

On September 1, 2011 we provided written notice to GSK of termination of the GSK Agreement effective on October 31, 2011. We entered into the GSK Agreement for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the GSK Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the GSK Agreement. Assets included in our prepaid expense and other current assets balance related to the GSK Agreement were deemed unusable and, as such, we incurred an expense of $19.2 million, included in “Restructuring, contract termination and asset impairment” in our consolidated statement of operations for the year ended December 31, 2011.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 16– Commitments and Contingencies for disclosure of a lawsuit filed against the Company by GSK in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. On January 25, 2013, GSK filed a motion to amend its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act, which Dendreon will oppose. Although the ultimate financial impact of the lawsuit is not yet determinable, the Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in the “Restructuring and contract termination liabilities” on the consolidated balance sheets as of December 31, 2012 and 2011.

The following table summarizes the utilization of the 2011 restructuring and contract termination liabilities:

	2011 Restructuring
Description	Restructuring and Contract Termination Liabilities as of December 31, 2011	Cash Payments	Adjustments for the Year Ended December 31, 2012	Restructuring and Contract Termination Liabilities as of December 31, 2012
	(In thousands)
Severance and other termination benefits	$684	$(592)	$(92)	$—
Contract termination costs	4,068	(21)	(24)	4,023

Total	$4,752	$(613)	$(116)	$4,023

The 2012 and 2011 restructuring and contract termination liabilities are recorded as current liabilities on the balance sheets as of December 31, 2012.

14.    INCOME TAXES

We recognized no income tax expense or benefit in 2012 or 2011, and $0.4 million in income tax benefit in 2010 relating to refundable credits.

As of December 31, 2012, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $1.55 billion and $456.3 million, respectively, including $131.1 million of NOLs related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. We also had federal and state research and development credit carryforwards (“R&D Credits”) of approximately $24.6 million and $2.6 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2013 through 2032, if not utilized.

We are subject to United States federal and state income tax examinations for years after 2007 and 2006, respectively. However, carryforward attributes that were generated prior to 2006 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$521,171	$395,609
R&D credit carryforwards	27,239	27,513
Stock-based compensation	21,239	19,047
Fixed assets	1,157	6,414
Other	24,716	13,277

Total deferred tax assets	$595,522	$461,860
Valuation allowance	(562,723)	(419,646)

Net deferred tax assets	32,799	42,214
Deferred tax liabilities:
Convertible debt obligation	(32,799)	(42,214)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $143.1 million, $66.1 million and $113.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. In each of the years ended December 31, 2012, 2011 and 2010, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no financing cash flows were reported.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal years 2012 and 2011 were $131.1 and $156.1 million, respectively.

Deferred tax assets do not include R&D Credits generated for the fiscal year 2012. The American Taxpayer Relief Act of 2012 was signed into law on January 3, 2013, which retroactively extended the R&D Credit back to January 1, 2012. ASC 740 requires that the effect of tax legislation is taken into account in the interim period in which the law was enacted. Therefore, the 2012 R&D Credits are not contained in the deferred tax assets but will be included in 2013. Fiscal year 2012 R&D Credits were approximately $1.4 million.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the total gross amounts of unrecognized tax benefits (excluding interest, penalties, foreign tax credits and the federal tax benefit of state taxes related to unrecognized tax benefits) were as follows:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$4,915	$4,401	$1,738
Additions for tax positions related to current year	—	—	—
Additions/reductions for tax positions of prior years	1,465	514	2,663
Settlements	—	—	—

Balance at December 31	$6,380	$4,915	$4,401

The unrecognized tax benefits that if recognized would affect the annual effective tax rate were zero for each of the years ended December 31, 2012, 2011 and 2010.

15.    NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options, warrants and unvested restricted stock, as well as shares issuable in connection with the conversion of the 2014 Notes and the 2016 Notes from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation of net loss per share for all periods presented. Shares excluded from the computation of diluted net loss per common share were 22.8 million, 19.3 million and 7.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Net loss	$(393,610)	$(337,806)	$(439,480)
Weighted average shares used in computation of basic and diluted net loss per share	148,777	146,163	138,206

Basic and diluted net loss per share	$(2.65)	$(2.31)	$(3.18)

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

We currently have commitments with Fujifilm to purchase antigen related to a 2012 order of $28.3 million and related to a 2013 order of $43.8 million. We expect payments on these commitments will continue through 2014.

The majority of our operating lease payments relate to two leases entered into in 2011 in Seattle, Washington, which collectively cover our principal corporate offices in Seattle, and a corporate office lease in Bridgewater, New Jersey, entered into in 2012. Additionally, we have entered into leases for the New Jersey

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility, the Orange County Facility and the Atlanta Facility. The New Jersey Facility lease was assigned to Novartis in December 2012 as further discussed in Note 13 – Restructuring, Contract Termination and Asset Impairment, and we have no further obligations under this lease.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. The lease required us to provide the landlord with a letter of credit as a security deposit. We have provided the bank that issued the letter of credit on our behalf, a security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during 2012, resulting in a decrease in the deposit securing the letter of credit to $1.1 million. The security deposit is recorded as a long-term investment as of December 31, 2012 and 2011 on the consolidated balance sheets.

Also in February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.1 million security deposit. The security deposit is recorded as a long-term investment as of December 31, 2012 and 2011 on the consolidated balance sheets.

In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. We currently anticipate taking occupancy in mid-2013. The initial lease term is for ten years, with one renewal term of five years. The lease required us to provide the landlord with a letter of credit which we have secured with a $1.6 million security deposit. The security deposit is recorded as a long-term investment as of December 31, 2012 on the consolidated balance sheet.

In August 2009, we entered into an agreement to lease the Orange County Facility, comprising approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial lease term is ten and a half years, expiring in December 2019, with five renewal terms of five years each.

The Orange County Facility lease required us to provide the landlord with a letter of credit of $2.1 million as a security deposit. We have provided the bank that issued the letter of credit on our behalf a security deposit of $2.2 million to guarantee the letter of credit. The lessor reduced the security deposit during 2012, resulting in a decrease in the deposit securing the letter of credit to $1.7 million. The deposit is recorded as a long-term investment as of December 31, 2012 and 2011 on the consolidated balance sheets.

In July 2009, we entered into an agreement to lease the Atlanta Facility, comprising approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial lease term is ten and a half years, with five renewal terms of five years each.

In August 2005, we entered into an agreement to lease the New Jersey Facility, comprising approximately 158,000 square feet of commercial manufacturing space. The amended lease agreement expired in November 2022. On December 20, 2012, we announced the sale of our New Jersey Facility to Novartis, releasing us from future obligations under this lease.

The New Jersey lease required us to provide the landlord with a letter of credit. We provided the bank that issued the letter of credit on our behalf a security deposit of $2.0 million to guarantee the letter of credit. The deposit was recorded as a long-term investment as of December 31, 2011 on the consolidated balance sheet. The sale of the New Jersey Facility in December 2012 released us from future obligations under the lease agreement, including the letter of credit.

As part of an agreement with the Township of Hanover relating to the permitting of the expansion of the New Jersey Facility, substantially completed in May 2010, we had $0.3 million in long-term investments as of December 31, 2011 being held as a security deposit to ensure completion of certain improvements at the property. We were released from these obligations in December 2012.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We account for the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease and included in the payment schedule below. The portion of the lease related to the building is treated as a facility lease obligation as further discussed in Note 9 – Financing Obligations and Debt.

Future minimum lease payments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases, at December 31, 2012, were as follows:

Operating Leases
(In thousands)
Year ending December 31:
2013	$10,717
2014	9,793
2015	9,612
2016	9,757
2017	5,984
Thereafter	14,432

Total minimum lease payments	$60,295

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $9.6 million, $10.8 million and $6.1 million, respectively.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. The Court has indicated that it wishes to hear argument on the motion, but no hearing has yet been scheduled. We cannot predict the outcome of that motion or of these lawsuits; however, the Company believes the claims lack merit and intends to defend the claims vigorously. The ultimate financial impact of these proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated in December 2011 into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated by order dated November 9, 2011 into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain of defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. The parties in the Delaware action agreed to extend the deadline for a response to the Silverberg complaint to February 22, 2013. Shortly before that deadline, the Company filed a motion to stay the litigation consistent with the stay in place in the Washington cases, and it expects to press motions to dismiss on various grounds if the stay motion be denied. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings if any is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement terminated as of October 31, 2011. On January 25, 2013, GSK filed a motion to amend its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, will oppose GSK’s motion to amend its complaint, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

17.    EMPLOYEE BENEFIT PLAN

We have a 401(k) plan for our employees who meet eligibility requirements. Eligible employees may contribute up to 60% of their eligible compensation, subject to Internal Revenue Service limitations.

Our contributions to the plans are discretionary as determined by the Board of Directors. We match employee contributions fifty cents for each dollar, up to a maximum of $4,000 per employee per year in 2012, 2011 and 2010. Employer contributions in the years ended December 31, 2012, 2011 and 2010 were $3.8 million, $4.1 million and $2.1 million, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2012 and 2011:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Total revenue(1)	$82,074	$79,992	$77,971	$85,493
Cost of product revenue	60,041	61,731	51,749	54,371
Gross profit(3)	21,931	18,233	26,193	31,084
Restructuring, contract termination and asset impairment expense(4)	(124)	1,099	80,994	(36,302)
Net loss	(103,914)	(96,137)	(154,864)	(38,695)
Basic and diluted net loss per share	$(0.70)	$(0.65)	$(1.04)	$(0.26)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2011
Total revenue(2)	$27,022	$48,159	$64,287	$202,145
Cost of product revenue	18,338	28,754	54,978	57,020
Gross profit(3)	8,663	19,385	6,431	19,942
Restructuring and contract termination expense(4)	—	—	38,482	105
Net income (loss)	(112,807)	(115,985)	(147,111)	38,097
Basic and diluted net income (loss) per share	$(0.78)	$(0.79)	$(1.00)	$0.26

(1)

Total revenue for the quarter ended December 31, 2012 includes a $3.8 million favorable change in estimate related to PHS chargebacks. See Note 2 –Significant Accounting Policies – Revenue Recognition.

(2)

Total revenue during the quarter ended December 31, 2011 includes $125.0 million related to the sale of a royalty. In addition, we recorded royalty revenue of $3.0 million in 2011 related to royalties received on sales of this product prior to sale.

(3)	Gross profit is calculated by subtracting cost of product revenue from product revenue.
(4)

Restructuring, contract termination and asset impairment expense for the quarter ended September 30, 2012 includes impairment charges of approximately $65.3 million related to our decision to close the New Jersey Facility and the discontinued development of a non-essential computer software project.

Upon sale of the New Jersey Facility to Novartis in December 2012, restructuring, contract termination and asset impairment expense for the quarter ended December 31, 2012 includes the recovery of approximately $47.4 million. The recovery was calculated as the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility. See Note 13 – Restructuring.