Form 10-Q
period 2013-03-31
DENDREON CORP
filed 2013-05-09
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-35546

DENDREON CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	22-3203193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1301 2ND AVENUE SEATTLE, WASHINGTON	98101
(Address of registrant’s principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 6, 2013 was 157,599,965.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,577	$188,408
Short-term investments	144,634	165,396
Trade accounts receivable	39,109	38,884
Inventory	89,542	76,300
Prepaid expenses and other current assets	22,106	18,302

Total current assets	425,968	487,290
Property and equipment, net	144,134	150,604
Long-term investments	62,059	76,045
Other assets	6,789	7,180

Total assets	$638,950	$721,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,373	$12,845
Accrued liabilities	42,370	44,821
Accrued compensation	19,869	27,050
Restructuring and contract termination liabilities	7,744	14,214
Current portion of capital lease obligations	2,685	4,418
Current portion of facility lease obligations	621	594

Total current liabilities	86,662	103,942
Long-term accrued liabilities	5,157	5,081
Capital lease obligations, less current portion	5,572	6,219
Facility lease obligations, less current portion	10,641	10,835
Convertible senior subordinated notes due 2014	27,685	27,685
Convertible senior notes due 2016, net of discount	539,140	532,744
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 157,761,411 and 154,414,811 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	152	150
Additional paid-in capital	1,990,205	1,988,666
Accumulated other comprehensive income	91	147
Accumulated deficit	(2,026,355)	(1,954,350)

Total stockholders’ equity (deficit)	(35,907)	34,613

Total liabilities and stockholders’ equity (deficit)	$638,950	$721,119

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Product revenue, net	$67,580	$81,972
Royalty and other revenue	14	102

Total revenue	67,594	82,074
Operating expenses:
Cost of product revenue	43,375	60,041
Research and development	18,448	17,343
Selling, general and administrative	62,446	95,315
Restructuring and contract termination	1,960	(124)

Total operating expenses	126,229	172,575

Loss from operations	(58,635)	(90,501)
Other income (expense):
Interest income	218	383
Interest expense	(13,629)	(13,812)
Other income	41	16

Net loss	$(72,005)	$(103,914)

Basic and diluted net loss per share	$(0.48)	$(0.70)

Shares used in computation of basic and diluted net loss per share	151,481	147,599

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(72,005)	$(103,914)

Other comprehensive income (loss):
Net unrealized gain (loss) on securities	$(56)	$196

Comprehensive loss	$(72,061)	$(103,718)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(72,005)	$(103,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,762	10,864
Non-cash stock-based compensation expense	2,090	31,153
Amortization of securities discount and premium	760	636
Amortization of convertible notes discount and debt issuance costs	6,926	6,405
Other	108	50
Changes in operating assets and liabilities:
Trade accounts receivable	(225)	(6,116)
Inventory	(12,312)	(1,393)
Prepaid expenses and other assets	(5,538)	2,119
Accounts payable	528	1,662
Accrued liabilities and compensation	(9,429)	7,096
Restructuring and contract termination liabilities	(6,470)	(570)

Net cash used in operating activities	(87,805)	(52,008)
Investing Activities:
Maturities and sales of investments	53,523	69,836
Purchases of investments	(18,928)	(101,058)
Purchases of property and equipment	(1,345)	(5,339)

Net cash provided by (used in) investing activities	33,250	(36,561)
Financing Activities:
Payments on facility lease obligations	(167)	(246)
Payments on capital lease obligations	(2,380)	(758)
Proceeds from release of security deposits	2	272
Net proceeds from the exercise of stock options	27	137
Other	(758)	(275)

Net cash used in financing activities	(3,276)	(870)

Net decrease in cash and cash equivalents	(57,831)	(89,439)
Cash and cash equivalents at beginning of period	188,408	427,100

Cash and cash equivalents at end of period	$130,577	$337,661

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10,566	$2,110

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

PROVENGE® (sipuleucel-T), is our first commercialized product approved by the United States Food and Drug Administration (“FDA”), and is a first-in-class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The accompanying financial information as of December 31, 2012 has been derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of future results that may be expected for the year ending December 31, 2013, or any other future period.

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

PROVENGE sales are direct to physician; however, we have entered into distribution agreements with several credit-worthy third-party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers assume all bad debt risk from the physician or institution; therefore no allowance for bad debt is recorded. Under the terms of the distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

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

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. During the first quarter of 2013, we revised our estimate of outstanding chargebacks related to PHS-eligible providers resulting in a reduction in the chargebacks reserve and an increase in net product revenue of approximately $0.9 million.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	3,088	4,305
Current provision related to sales made in prior periods	—	21
Adjustments	(874)	—
Payments/credits	(2,554)	(4,516)

Balance at March 31	$2,767	$6,875

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. We recorded chargebacks of $1.4 million for the three-month period ended March 31, 2013 related to the GPOs.

Eligible members of the GPOs may also be entitled to receive a rebate on eligible purchases of PROVENGE at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based upon information we gather related to sales of our product to eligible GPO members. The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	1,505	2,011
Current provision related to sales made in prior periods	—	50
Payments/credits	(1,932)	(785)

Balance at March 31	$1,523	$2,161

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in the statements of operations, which resulted in zero-cost inventory.

For the three-month period ended March 31, 2012, we used approximately $4.1 million of zero-cost inventory, and approximately $0.6 million of zero-cost inventory remained on hand as of March 31, 2012. For the three-month period ended March 31, 2013, no zero-cost inventory was used as no zero-cost inventory remained on hand as of December 31, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first quarter of 2012.

Restructuring and Contract Termination Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified unless the employee must provide future service in excess of 60 days, in which case such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract.

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards. We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first quarter of 2013, we increased our estimated forfeiture rate based on historical data, resulting in a $2.7 million cumulative catch-up decrease in stock-based compensation expense and net loss. The adjustment decreased basic and diluted net loss per share by $0.02 for the three months ended March 31, 2013.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the calculation of diluted net loss per share, we have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation because all such securities are anti-dilutive, and accordingly, our diluted net loss per shares is the same as basic net loss per share. For the three-month periods ended March 31, 2013 and 2012, approximately 24.0 million shares and 24.6 million shares, respectively, were excluded from the computation of diluted net loss per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three-month periods ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three months ended March 31, 2013.

For a more detailed listing of our significant accounting policies, see Note 2 of the consolidated financial statements included in the 2012 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
March 31, 2013
Due in one year or less	$144,553	$144,634
Due after one year through two years	62,049	62,059

	$206,602	$206,693

December 31, 2012
Due in one year or less	$165,295	$165,396
Due after one year through two years	75,999	76,045

	$241,294	$241,441

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three-month periods ended March 31, 2013 and 2012.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
March 31, 2013
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	90,122	67	(43)	90,146
Government-sponsored enterprises	13,313	13	—	13,326
U.S. Treasury notes	97,526	54	—	97,580

	$206,602	$134	$(43)	$206,693

December 31, 2012
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	104,652	91	(17)	104,726
Government-sponsored enterprises	33,438	18	—	33,456
U.S. Treasury notes	97,563	57	(2)	97,618

	$241,294	$166	$(19)	$241,441

None of the securities have been in a continuous unrealized loss position for more than 12 months as of March 31, 2013.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of March 31, 2013. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.6 million as of March 31, 2013 and December 31, 2012 are classified as long-term investments.

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

Level 1	—	Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2	—	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
March 31, 2013
Money market	$130,014	$130,014	$—
Corporate debt securities	90,146	—	90,146
Government-sponsored enterprises	13,326	—	13,326
U.S. Treasury notes	97,580	—	97,580

Total financial assets	331,066	$130,014	$201,052

Add: Cash	6,204

Total cash, cash equivalents and investments	$337,270

December 31, 2012
Money market	$184,167	$184,167	$—
Corporate debt securities	104,726	—	104,726
Government-sponsored enterprises	33,456	—	33,456
U.S. Treasury notes	97,618	—	97,618

Total financial assets	419,967	$184,167	$235,800

Add: Cash	9,882

Total cash, cash equivalents and investments	$429,849

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of March 31, 2013 and December 31, 2012 was approximately $486.7 million and $471.2 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of March 31, 2013 was approximately $24.7 million based on average trading prices near the period end. The fair value of the 2014 Notes as of December 31, 2012 was approximately $25.3 million based on the last trading price as of the period end. Estimates of fair value for the 2016 Notes and the 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $88.7 million and finished goods of $0.8 million as of March 31, 2013. Inventories consisted of raw materials of $76.3 million as of December 31, 2012.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies (“Fujifilm”), to manufacture the recombinant antigen used in the manufacture of PROVENGE. As of March 31, 2013 and December 31, 2012, there was $0.7 million and $0.6 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with the purchase of the antigen.

As of March 31, 2013 and December 31, 2012, there was $7.4 million and $8.5 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Furniture and office equipment	$2,111	$2,111
Laboratory and manufacturing equipment	29,663	29,590
Computer equipment and software	66,700	66,117
Leasehold improvements	115,767	115,735
Buildings	17,872	17,872
Construction in progress	2,917	2,313

	$235,030	$233,738
Less accumulated depreciation and amortization	(90,896)	(83,134)

	$144,134	$150,604

The buildings under our manufacturing facility leases must be restored to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. The asset retirement obligations related to manufacturing facilities in Atlanta, Georgia (the “Atlanta Facility”) and in Orange County, California (the “Orange County Facility”) are included in “Long-term accrued liabilities” on the consolidated balance sheets. Upon sale of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) to Novartis Pharmaceuticals Corporation (“Novartis”) in December 2012, we were released from the related asset retirement obligation.

For further description of the facility leases refer to Note 9 – Financing Obligations and Debt and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three-month periods ended March 31, 2013 and 2012 was $7.8 million and $10.9 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Deferred rent	$7,917	$7,875
Accrued property and equipment	407	792
Inventory receipts	5,888	6,636
Accrued consulting and other services	9,790	12,016
Accrued clinical trials expense	2,480	2,299
Accrued interest	4,097	8,234
Accrued service fees and rebates	3,583	3,533
Other accrued liabilities	8,208	3,436

	$42,370	$44,821

9. FINANCING OBLIGATIONS AND DEBT

We lease the Orange County Facility and the Atlanta Facility, but were deemed owner of each of these manufacturing facilities during their construction periods under build-to-suit lease accounting. Upon completion of the facilities, we continued to be deemed owner, and were required to capitalize building costs related to each facility. We therefore capitalized building costs of approximately $6.7 million related to the Orange County Facility in August 2009 and building costs of approximately $6.4 million related to the Atlanta Facility in March 2010, and recorded corresponding financial obligations. We allocated the lease payments between the building and the land of each facility based upon estimated relative fair values. The portion of the lease payments associated with the building reduces the facility lease obligation, while the portion associated with the land is treated as payment of an operating lease obligation.

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was approximately $5.6 million as of March 31, 2013.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was approximately $5.7 million as of March 31, 2013.

10. CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after payment of underwriting fees and expenses, were approximately $78.3 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2013 and December 31, 2012.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding 2016 Notes, without having to convert 2016 Notes, as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

If a “fundamental change,” as defined in the 2016 Indenture, occurs, holders of 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert 2016 Notes, we will, under certain circumstances, increase the applicable conversion rate for 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of common stock or a combination of cash and shares, unless the consideration for common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	(80,860)	(87,256)

Carrying amount of the liability component	$539,140	$532,744

We incurred debt issuance costs of approximately $12.9 million related to the 2016 Notes. In accordance with ASC 470-20, we allocated approximately $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any. The remaining debt issuance costs, approximately $2.8 million, was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital.

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.9 million and $6.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods ended March 31, 2013 and 2012.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at a conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

If a “fundamental change,” as defined in the 2014 Indenture, occurs, holders of 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change may, in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

As of March 31, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three-month periods ended March 31, 2013 and 2012.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

Our equity-based employee incentive plans are described more fully in Note 12 in the 2012 Form 10-K, and in the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of revenue	$81	$2,796
Research and development	899	2,029
Selling, general and administrative	1,102	26,328
Restructuring	8	—

	$2,090	$31,153

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three-month periods ended March 31, 2013 and 2012, we recognized $0.3 million and $0.2 million of compensation expense related to awards and options with performance conditions, respectively.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Weighted average estimated fair value per share	$3.25	$7.18

Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%
Expected volatility (b)	97%	73%
Risk-free interest rate (c)	0.65%	1.04%
Expected term (d)	3.9 years	5.0 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,757,704	$18.71
Granted	191,202	8.30
Exercised	(4,912)	5.49
Forfeited and expired	(244,082)	25.14

Outstanding at March 31, 2013	3,699,912	17.88	7.03	$130,833

Options exercisable at March 31, 2013	1,807,768	23.72	4.97	$18,145

As of March 31, 2013 we had approximately $5.6 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.4 years.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	4,217,355	$13.87
Granted	3,392,448	5.83
Vested	(1,646,068)	12.14
Forfeited and expired	(432,523)	16.08

Outstanding at March 31, 2013	5,531,212	8.23

As of March 31, 2013, we had approximately $26.8 million in total unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of approximately 1.7 years.

12. RESTRUCTURING AND CONTRACT TERMINATION

Restructuring – 2012

On July 30 2012, we announced that our Board of Directors had approved a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives included a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

On December 20, 2012, we announced the sale of the New Jersey Facility to Novartis for $43.0 million. As part of the agreement with Novartis, approximately 100 employees at the facility who were previously included in the workforce reduction were offered jobs with Novartis.

As a result of this workforce reduction, we recorded a charge of $20.1 million during 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. In addition, we recorded restructuring charges of $7.8 million during 2012 related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

During the three-month period ended March 31, 2013, we recorded a charge of $0.9 million related to severance, other termination benefits and outplacement services. This included an adjustment to reduce the restructuring liability by approximately $0.3 million related to outplacement services and COBRA benefits not used by employees. We expect to incur and record approximately $0.2 million in restructuring charges related to employee severance benefits in the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect that the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $1.0 million during the three-month period ended March 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

Contract Termination – 2011

On September 1, 2011 we provided written notice to GlaxoSmithKline LLC (“GSK”) of termination of a Development and Supply Agreement (the “GSK Agreement”) effective on October 31, 2011. We entered into the GSK Agreement for the commercial production and supply of the antigen used in the manufacture of PROVENGE. We exercised our right to terminate the GSK Agreement when, after unforeseen delays, GSK failed to complete the process implementation phase on or before September 1, 2011 pursuant to the terms of the GSK Agreement.

As further described in Note 13 – Commitments and Contingencies, GSK filed a lawsuit against the Company in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. Although the ultimate financial impact of the lawsuit is not yet determinable, we expect to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring and contract termination liabilities” on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

The following is a rollforward of restructuring liabilities:

	Restructuring and Contract Termination Liabilities as of December 31, 2012	Charges	Payments	Other Non-Cash Settlement	Restructuring and Contract Termination Liabilities as of March 31, 2013
	(In thousands)
2012 Restructuring:
Severance and other termination benefits	$10,083	$890	$(7,242)	$(8)	$3,723
Other associated costs	108	1,017	(1,125)	—	—
Asset impairment	—	53	—	(53)	—
2011 Restructuring:
Contract termination costs	4,023	—	(2)	—	4,021

Total	$14,214	$1,960	$(8,369)	$(61)	$7,744

Total restructuring charges of $2.0 million are included in “Restructuring and contract termination” on our consolidated statement of operations for the three-month period ended March 31, 2013.

13. COMMITMENTS AND CONTINGENCIES

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

We currently have commitments with Fujifilm to purchase antigen related to a 2012 order of approximately $10.9 million and related to a 2013 order of approximately $43.8 million. We expect that payments on these commitments will continue through 2014.

The majority of our operating lease obligations relate to two leases which cover our principal corporate offices and research facility in Seattle, Washington, a corporate office lease in Bridgewater, New Jersey, and the land portions of our manufacturing facility leases in Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to this space will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. With the motion pending, the parties elected to try mediating the dispute. In March 2013, the Company announced an agreement in principle to settle the securities litigation for a payment to the plaintiff class of $40 million, $38 million of which will be funded by the Company’s directors’ and officers’ liability insurance carriers. On April 24, 2013, the parties entered into, and filed with the District Court, a formal Stipulation of Settlement (the “Stipulation”) setting forth the terms of the settlement. As part of the Stipulation, Defendants, including the Company, reiterated their denial of Lead Plaintiff’s claims and of any wrongdoing. On April 26, 2013, the District Court granted preliminary approval of the settlement and scheduled a hearing on August 2, 2013 to consider final approval. The settlement is subject to the District Court granting final approval to the settlement, as well as certain other conditions. We cannot predict whether the settlement will receive the necessary approval and otherwise become effective in accordance with terms of the Stipulation. If the settlement becomes effective, it will terminate the securities litigation with prejudice. If the settlement does not become effective, the parties will be returned to the positions they were in before reaching the agreement in principle; should that occur, the Company would expect the District Court to schedule argument on the motion to dismiss. In the event the litigation proceeds, the Company cannot predict the outcome of the motion to dismiss or of the litigation generally; however, the Company believes the claims lack merit and would intend to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The derivative actions pending in Washington are all the subject of stipulated orders staying proceedings until the District Court rules on the motion to dismiss the consolidated amended complaint in the securities action. On the Company’s motion, the Delaware Court of Chancery on April 17, 2013, stayed proceedings in the Delaware action pending resolution of the securities litigation except that the Court of Chancery decided that it would consider motions to dismiss notwithstanding the stay; the court set a briefing schedule extending into early July 2013 for those motions. We cannot predict the outcome of the motions to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding important factors that affect our business, including without limitation the disclosures set forth under the heading “Risk Factors” in this report, as well as the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

We are a biotechnology company focused on the discovery, development and commercialization of novel therapeutics that may significantly improve cancer treatment options for patients. Our product portfolio includes active cellular immunotherapies and a small molecule product candidate that could be applicable to treating multiple types of cancers.

PROVENGE® (sipuleucel-T) is our first commercialized product approved by the United States Food and Drug Administration (“FDA”), and is a first-in-class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Commercial sale of PROVENGE began in May 2010. Approximately 835 parent accounts, some of which have multiple sites, had infused the product as of the end of March 2013. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million. We believe that, after the sale of the New Jersey Facility, the combined capacity at the Orange County and Atlanta facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

Prior to the sale of the New Jersey Facility, we announced on July 30, 2012 that we had initiated a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening our commercial functions, which we anticipate will lower our overall cost structure. As a result of the restructuring, we expect to reduce costs by approximately $150 million annually, including a reduction in headcount of approximately 600 full-time and contractor positions. We expect the implementation of the restructuring initiatives will be substantially completed by June 2013.

We are currently seeking marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data described in our United States Biologics License Application, we filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”); the MAA was validated on January 25, 2012. We plan to manufacture product through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in the second half of 2013.

As of March 31, 2013, our manufacturing operations consisted of approximately 500 employees, a decrease from 860 employees as of March 31, 2012 due to the 2012 restructuring and workforce reduction, including the sale of the New Jersey Facility. Our commercial team included approximately 180 employees in sales, marketing, and market access support as of March 31, 2013, an increase of 15 employees from March 31, 2012, due in part to the realignment of employees from other departments.

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

For a more detailed listing of our critical accounting estimates, refer to the 2012 Form 10-K.

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

PROVENGE sales are direct to physician; however, we have entered into distribution agreements with several credit-worthy third-party wholesalers (the “Wholesalers”) whereby we manufacture and ship the product direct to the physician and transfer the sale of PROVENGE to the Wholesalers. Under the distribution agreements, the Wholesalers assume all bad debt risk from the physician or institution; therefore no allowance for bad debt is recorded. Under the terms of the distribution agreements, our return policy allows for the return of product that has expired or has a defect prior to delivery, product that is damaged during delivery and product that cannot be infused because it does not otherwise meet specified requirements.

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs and, accordingly, revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (the “CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on information we gather related to the physician site as well as health insurance information related to the patient being treated. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

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

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. Eligible members of GPOs may also be entitled to receive a rebate on eligible purchases of PROVENGE at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based upon information we gather related to sales of our product to eligible GPO members.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in the statements of operations, which resulted in zero-cost inventory.

Restructuring and Contract Termination Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified unless the employee must provide future service in excess of 60 days, in which case such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract. We have made estimates regarding the amount and timing of our restructuring expense and liability, including current and future period employee termination benefits.

Impairment of Long-Lived Assets

Losses from impairment of long-lived assets used in operations are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

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

The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards. We determine the fair value of awards under our Employee Stock Purchase Plan using the BSM model.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first quarter of 2013, we increased our estimated forfeiture rate based on historical data, resulting in a $2.7 million cumulative catch-up decrease in stock-based compensation expense and net loss. The adjustment decreased basic and diluted net loss per share by $0.02 for the three months ended March 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three months ended March 31, 2013.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Product revenue, net	$67,580	$81,972
Royalty and other revenue	14	102

Total revenue	$67,594	$82,074

Net product revenue from the commercial sale of PROVENGE was $67.6 million and $82.0 million for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in the first quarter of 2013 was primarily attributable to new competition entering into PROVENGE’s labeled indication, with the FDA approval of ZYTIGA® (abiraterone acetate) in December 2012 and the compendia listing for Xtandi (Enzalutamide). We are feeling the competitive effect primarily in small and low-volume accounts. Approximately 835 parent accounts, some of which have multiple sites, had infused the product as of the end of March 2013.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $5.4 million for the three-month period ended March 31, 2013, which is net of a reduction in the PHS chargebacks reserve of approximately $0.9 million related to a change in our estimate of outstanding chargebacks. We recorded estimated rebates, chargebacks and GPO administrative fees of $6.7 million for the three-month period ended March 31, 2012.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	3,088	4,305
Current provision related to sales made in prior periods	—	21
Adjustments	(874)	—
Payments/credits	(2,554)	(4,516)

Balance at March 31	$2,767	$6,875

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	1,505	2,011
Current provision related to sales made in prior periods	—	50
Payments/credits	(1,932)	(785)

Balance at March 31	$1,523	$2,161

Royalty revenue for the three-month periods ended March 31, 2013 and 2012 resulted from the recognition of royalties pursuant to a license agreement. Other revenue for the three-month periods ended March 31, 2013 and 2012 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cost of product revenue	$43,375	$60,041
Gross profit (1)	24,205	21,931

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three-month period ended March 31, 2013 as compared to the same period of 2012 was primarily due to the sale of the New Jersey Facility to Novartis in December 2012, other restructuring activities and decreased product sales.

We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in the statements of operations, which resulted in zero-cost inventory.

For the three-month period ended March 31, 2012, we used approximately $4.1 million of zero-cost inventory, and approximately $0.6 million of zero-cost inventory remained on hand as of March 31, 2012. For the three-month period ended March 31, 2013, no zero-cost inventory was used as no zero-cost inventory remained on hand as of December 31, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first quarter of 2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase, we anticipate cost of product revenue as a percentage of product revenue will decline. We also anticipate cost of product revenue as a percentage of revenue will decrease in future periods as a result of the strategic restructuring plan announced on July 30, 2012, as further discussed in the Overview section.

Research and Development Expenses

Research and development expenses were $18.4 million and $17.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research. Our research and development expenses were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Clinical programs	$9.8	$11.0
Supplier development expenses	2.0	1.8
Research programs	6.6	4.5

Total research and development expense	$18.4	$17.3

Research and development costs associated with clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, materials and supplies used in support of clinical programs and employee-related expenses of departments supporting clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to research programs represent efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

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

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012.

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended March 31,
	2013	2012
	(In millions)
DN24-02	$0.7	$0.7
CA-9	—	0.2
Other early pipeline development	0.1	0.5

	$0.8	$1.4

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

	Three Months Ended March 31,
	2013	2012
	(In millions)
PROVENGE- United States	$14.4	$12.5
PROVENGE- European Union	3.2	3.4

	$17.6	$15.9

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $62.4 million and $95.3 million for the three-month periods ended March 31, 2013 and 2012, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations.

The decrease in selling, general and administrative expenses for the three-month period ended March 31, 2013 as compared to the respective period in 2012 was primarily due to non-cash stock-based compensation and other compensation expenses recognized in the first quarter of 2012 related to certain executive separations. Non-cash stock-based compensation and other compensation expenses also decreased in the first quarter of 2013 as a result of the strategic restructuring plan announced on July 30, 2012.

We anticipate our selling, general and administrative expenses for the remainder of 2013 will remain relatively consistent with the current quarter results.

Restructuring, Contract Termination and Asset Impairment Expenses

On July 30, 2012, we announced that our Board of Directors had approved a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which we anticipate will lower our overall cost structure. The restructuring initiatives included a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

On December 20, 2012, we announced the sale of the New Jersey Facility to Novartis for $43.0 million. As part of the agreement with Novartis, approximately 100 employees at the facility who were previously included in the workforce reduction were offered jobs with Novartis.

As a result of the workforce reduction, we recorded a charge of $0.9 million during the three-month period ended March 31, 2013 related to severance, other termination benefits and outplacement services. This included an adjustment to reduce the restructuring liability by approximately $0.3 million related to outplacement services and COBRA benefits not used by employees. We expect to incur and record approximately $0.2 million in restructuring charges related to employee severance benefits in the second quarter of 2013, as employees who were notified the week of September 17, 2012 continue to transition out of the Company. We expect that the implementation of the restructuring initiatives will be substantially completed by June 2013.

In addition, we recorded restructuring charges of $1.0 million during the three-month period ended March 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

Interest Income

Interest income was $0.2 million and $0.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. We receive interest income primarily from holdings of cash and investments. The decrease in interest income in the first quarter of 2013, as compared to the first quarter of 2012, was due both to lower prevailing interest rates and lower investment balances.

Interest Expense

Interest expense was $13.6 million and $13.8 million for the three-month periods ended March 31, 2013 and 2012, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $6.9 million and $6.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods ended March 31, 2013 and 2012. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million during each of the three-month periods ended March 31, 2013 and 2012.

Financing fees paid to the Wholesalers in the three-month period ended March 31, 2013 decreased as compared to the 2012 period due to lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of March 31, 2013, we had approximately $337.3 million in cash, cash equivalents and short-term and long-term investments. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in the fourth quarter of 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the three-month periods ended March 31, 2013 and 2012 was $87.8 million and $52.0 million, respectively. Expenditures related to operating activities in these periods were a result of costs associated with the commercialization of PROVENGE, research and development expenses, including costs associated with clinical programs, supplier development and research, and selling, general and administrative expenses in support of our operations. The increase in net cash used in operating activities during the three-month period ended March 31, 2013, as compared to the same period in 2012, primarily resulted from increased inventory purchases, the timing of interest payment on our convertible debt, decreased sales of PROVENGE and payment of restructuring expenses in the first quarter of 2013.

Net cash provided by investing activities was $33.3 million for the three-month period ended March 31, 2013, compared with net cash used in investing activities of $36.6 million for the three-month period ended March 31, 2012. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the three-month period ended March 31, 2013 consisted primarily of purchases of investments of $18.9 million and purchases of property and equipment, primarily facilities-related expenditures, of $1.3 million, offset by maturities and sales of investments of $53.5 million. The increase in net cash provided by investing activities for the three-month period ended March 31, 2013, as compared to the three-month period ended March 31, 2012, was primarily related to a decrease in investment purchases.

Net cash used in financing activities was $3.3 million for the three-month period ended March 31, 2013, compared with $0.9 million for the three-month period ended March 31, 2012. Net cash used in financing activities primarily related to payments on capital lease obligations in both periods presented.

We have incurred significant losses since our inception. As of March 31, 2013, our accumulated deficit was $2.0 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of March 31, 2013, together with revenue generated from commercial sales of PROVENGE and giving effect to the reduced levels of spending following the restructuring in 2012, will be sufficient to meet our anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential long-term liquidity needs including:

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

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The initial lease term is for five and a half years, with one renewal term of two and a half years. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to this space will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

Production and Supply Expenses

We have a supply agreement with Fujifilm Diosynth Biotechnologies (“Fujifilm”) covering the commercial production of the recombinant antigen used in the manufacture of PROVENGE. The second amendment to the supply agreement extended the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least 24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party.

We currently have commitments with Fujifilm to purchase antigen related to a 2012 order of approximately $10.9 million and related to a 2013 order of approximately $43.8 million. We expect that payments on these commitments will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at March 31, 2013 of $8.3 million, bear interest at rates ranging from 4.5% to 11.7% per year.

Financings from the Issuance of Convertible Notes

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were approximately $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after payment of underwriting fees and expenses, were approximately $78.3 million.

On January 20, 2011, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), to our existing Base Indenture (the “Base Indenture” and, together with the Supplemental Indenture, the “2016 Indenture”), dated as of March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2013 and December 31, 2012.

The conversion rate will be adjusted upon the occurrence of certain events, including stock dividends or share splits, the issuance of rights, options or warrants, spin-offs or other distribution of property, cash dividends or distributions, or tender offers or exchange offers. We will not make an adjustment to the conversion rate for any transaction described above (other than share splits or share combinations) if each holder of 2016 Notes has the right to participate in such transaction at the same time and upon the same terms as holders of common stock, and solely as a result of holding 2016 Notes, without having to convert 2016 Notes, as if a number of shares of common stock were held equal to the applicable conversion rate multiplied by the principal amount of 2016 Notes held.

If a “fundamental change,” as defined in the 2016 Indenture, occurs, holders of 2016 Notes may require us to repurchase all or a portion of their 2016 Notes for cash at a repurchase price equal to 100% of the principal amount of 2016 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, if a fundamental change occurs and a holder elects to convert 2016 Notes, we will, under certain circumstances, increase the applicable conversion rate for 2016 Notes surrendered for conversion by a number of additional shares of common stock, based on the date on which the fundamental change occurs or becomes effective and the price paid per share of common stock in the fundamental change as specified in the 2016 Indenture. At our option, we will satisfy our conversion obligation with cash, shares of common stock or a combination of cash and shares, unless the consideration for common stock in any fundamental change is comprised entirely of cash, in which case the conversion obligation will be paid in cash. The number of additional shares of common stock was determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

The 2016 Notes are accounted for in accordance with ASC 470-20 under which issuers of certain convertible debt instruments that may be settled in part in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of approximately $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of March 31, 2013, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $539.1 million, and the remaining unamortized debt discount was $80.9 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $6.9 million and $6.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods ended March 31, 2013 and 2012.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of approximately 97.2644 shares per $1,000 principal amount of 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

If a “fundamental change,” as defined in the 2014 Indenture, occurs, holders of 2014 Notes may require us to repurchase all or a portion of their 2014 Notes for cash at a repurchase price equal to 100% of the principal amount of 2014 Notes to be repurchased, plus any accrued and unpaid interest and other amounts due thereon. However, a holder that converts 2014 Notes in connection with a fundamental change may, in some circumstances, be entitled to an increased conversion rate (i.e., a lower per share conversion price) as a make whole premium. The increased conversion rates were determined such that the fair value of the additional shares would be expected to approximate the fair value of the convertible option at the date of the fundamental change.

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

As of March 31, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three-month periods ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012, we had short-term investments of $144.6 million and $165.4 million, respectively, and long-term investments of $62.1 million and $76.0 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments at March 31, 2013, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.5 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe that we are able to liquidate investments within the next year without significant loss. We currently believe that these securities are not significantly impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on expected operating cash flows and other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. With the motion pending, the parties elected to try mediating the dispute. In March 2013, the Company announced an agreement in principle to settle the litigation. On April 24, 2013, the parties entered into, and filed with the District Court, a Stipulation of Settlement setting forth terms of the settlement; in general, the litigation will be dismissed with prejudice and the defendants will receive full releases in exchange for a payment of $40 million, $38 million of which will be funded by the Company’s directors’ and officers’ liability insurers. The settlement is subject to District Court approval, and the District Court has scheduled a hearing for August 2, 2013 to consider that issue. We cannot predict whether the District Court will grant the necessary approval, or the outcome of the lawsuits if the approval is not granted. If the litigation proceeds, however, the Company intends to defend the claims, which it believes to lack merit, vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. On the Company’s motion, the Delaware Court of Chancery on April 17, 2013, stayed proceedings in the Delaware action pending resolution of the securities litigation except that the Court of Chancery decided that it would consider motions to dismiss notwithstanding the stay; the court set a briefing schedule extending into early July 2013 for those motions. We cannot predict the outcome of the motions to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss, has been recorded in the financial statements.

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended March 31, 2013, including our consolidated financial statements and related notes, and information contained in our Annual Report on Form 10-K (“Annual Report”), and in our other filings from time to time with the Securities and Exchange Commission (“SEC”). The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Annual Report.

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

The continued rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first-in-class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who may be less experienced with infusion treatments than oncologists. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE require educating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing (and any future) supply contract manufacturers and clinical trial investigators, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices, or equivalent cGMP regulations developed by authorities in other countries. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must be inspected and audited routinely for compliance with applicable United States and other country regulations. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we, the FDA, or governmental authorities in other countries may require remedial measures that may be costly and/or time consuming for us or a third party to implement and that may include the temporary or permanent suspension or change of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the United States and plan to manufacture any other product candidates ourselves. We have contracted with a third-party manufacturer in order to commence clinical trials in the European Union, and we are presently reliant on the ability of the third party to adequately support our initial clinical trials in the E.U. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

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

As of March 31, 2013, our accumulated deficit was $2.0 billion and our net loss for the three-month period ended March 31, 2013 was $72.0 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

*Failure to retain key personnel could impede our ability to develop and commercialize our products and to obtain new collaborations or other sources of funding.

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

*The availability and amount of reimbursement for PROVENGE and our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013. These cuts may adversely impact payment for PROVENGE and related procedures.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or product candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. If we are found to have infringed or misappropriated a third party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected products or product candidates, and we could be required to pay substantial damages, which could materially harm our business.

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

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. The Company and other defendants filed a motion to dismiss the consolidated amended complaint on April 27, 2012, and that motion is fully briefed. With the motion pending, the parties elected to try mediating the dispute. In March 2013, the Company announced an agreement in principle to settle the litigation. On April 24, 2013, the parties entered into, and filed with the District Court, a Stipulation of Settlement setting forth terms of the settlement; in general, the litigation will be dismissed with prejudice and the defendants will receive full releases in exchange for a payment of $40 million, $38 million of which will be funded by the Company’s directors’ and officers’ liability insurers. The settlement is subject to District Court approval, and the District Court has scheduled a hearing for August 2, 2013 to consider that issue. We cannot predict whether the District Court will grant the necessary approval, or the outcome of the lawsuits if the approval is not granted. If the litigation proceeds, however, the Company intends to defend the claims, which it believes to lack merit, vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. On the Company’s motion, the Delaware Court of Chancery on April 17, 2013, stayed proceedings in the Delaware action pending resolution of the securities litigation except that the Court of Chancery decided that it would consider motions to dismiss notwithstanding the stay; the court set a briefing schedule extending into early July 2013 for those motions. We cannot predict the outcome of the motions to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. The Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

We have been in the past, and may become in the future, involved in legal proceedings in addition to those described above. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position. Refer to Part II Item 1 for further discussion of our legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three-month period ended March 31, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2013	60,605	$5.82	—	—
February 1 — February 28, 2013	57,737	6.07	—	—
March 1 — March 31, 2013	9,313	5.91	—	—

Total	127,655	$5.94	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013

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