Form 10-Q
period 2013-06-30
DENDREON CORP
filed 2013-08-08
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2013 was 157,704,228.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,012	$188,408
Short-term investments	115,406	165,396
Trade accounts receivable	36,552	38,884
Inventory	91,395	76,300
Prepaid expenses and other current assets	22,361	18,302

Total current assets	357,726	487,290
Property and equipment, net	139,935	150,604
Long-term investments	73,156	76,045
Other assets	6,070	7,180

Total assets	$576,887	$721,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,621	$12,845
Accrued liabilities	47,770	44,821
Accrued compensation	19,044	27,050
Restructuring and contract termination liabilities	5,608	14,214
Current portion of convertible debt	27,685	—
Current portion of capital lease obligations	2,544	4,418
Current portion of facility lease obligations	625	594

Total current liabilities	110,897	103,942
Long-term accrued liabilities	5,405	5,081
Capital lease obligations, less current portion	4,914	6,219
Facility lease obligations, less current portion	10,469	10,835
Convertible senior subordinated notes due 2014	—	27,685
Convertible senior notes due 2016, net of discount	545,666	532,744
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 157,831,020 and 154,414,811 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	152	150
Additional paid-in capital	1,994,596	1,988,666
Accumulated other comprehensive income (loss)	(15)	147
Accumulated deficit	(2,095,197)	(1,954,350)

Total stockholders’ equity (deficit)	(100,464)	34,613

Total liabilities and stockholders’ equity (deficit)	$576,887	$721,119

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Product revenue, net	$73,286	$79,964	$140,866	$161,936
Royalty and other revenue	29	28	43	130

Total revenue	73,315	79,992	140,909	162,066
Operating expenses:
Cost of product revenue	43,798	61,731	87,173	121,772
Research and development	18,163	19,697	36,611	37,040
Selling, general and administrative	66,831	80,219	129,277	175,534
Restructuring and contract termination	(304)	1,099	1,656	975

Total operating expenses	128,488	162,746	254,717	335,321

Loss from operations	(55,173)	(82,754)	(113,808)	(173,255)
Other income (expense):
Interest income	177	375	395	758
Interest expense	(13,886)	(13,768)	(27,515)	(27,580)
Other income	40	10	81	26

Net loss	$(68,842)	$(96,137)	$(140,847)	$(200,051)

Basic and diluted net loss per share	$(0.45)	$(0.65)	$(0.93)	$(1.35)

Shares used in computation of basic and diluted net loss per share	151,812	148,161	151,647	147,880

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(68,842)	$(96,137)	$(140,847)	$(200,051)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(106)	(72)	(162)	124

Comprehensive loss	$(68,948)	$(96,209)	$(141,009)	$(199,927)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(140,847)	$(200,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	15,721	21,654
Non-cash stock-based compensation expense	5,494	47,380
Amortization of securities discount and premium	1,435	1,395
Amortization of convertible notes discount and debt issuance costs	13,987	12,936
Other	268	136
Changes in operating assets and liabilities:
Trade accounts receivable	2,332	198
Inventory	(13,700)	4,537
Prepaid expenses and other assets	(5,354)	254
Accounts payable	(5,224)	2,178
Accrued liabilities and compensation	(4,815)	12,995
Restructuring and contract termination liabilities	(8,606)	463

Net cash used in operating activities	(139,309)	(95,925)
Investing Activities:
Maturities and sales of investments	110,110	126,631
Purchases of investments	(58,886)	(201,044)
Purchases of property and equipment	(5,121)	(10,010)

Net cash provided by (used in) investing activities	46,103	(84,423)
Financing Activities:
Payments on facility lease obligations	(335)	(494)
Payments on capital lease obligations	(3,179)	(1,588)
Proceeds from deposits	87	1,866
Payments of security deposits	—	(200)
Issuance of common stock under the Employee Stock Purchase Plan	1,006	2,795
Net proceeds from the exercise of stock options	41	181
Other	(810)	(1,819)

Net cash (used in) provided by financing activities	(3,190)	741

Net decrease in cash and cash equivalents	(96,396)	(179,607)
Cash and cash equivalents at beginning of period	188,408	427,100

Cash and cash equivalents at end of period	$92,012	$247,493

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$13,745	$6,503

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

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The accompanying financial information as of December 31, 2012 has been derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of future results that may be expected for the year ending December 31, 2013, or any other future period.

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

We have agreements with the Centers for Medicare and Medicaid Services (“CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on historical claim information. Medicaid rebates were not material for each period presented.

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

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	6,588	9,086
Current provision related to sales made in prior periods	—	50
Adjustments	(1,575)	—
Payments/credits	(5,425)	(9,372)

Balance at June 30	$2,695	$6,829

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. We recorded chargebacks of $1.4 million and $2.8 million for the three- and six-month periods ended June 30, 2013, respectively, related to the GPOs.

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

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	3,098	4,045
Current provision related to sales made in prior periods	—	50
Payments/credits	(3,435)	(2,548)

Balance at June 30	$1,613	$2,432

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

For the three- and six-month periods ended June 30, 2012, we used $0.6 million and $4.7 million, respectively, of zero-cost inventory, and no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first half of 2012.

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

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model.

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first and second quarters of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.1 million and $5.8 million for the three- and six- month periods ended June 30, 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 and $0.04 for the three- and six-month periods ended June 30, 2013, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the calculation of diluted net loss per share, we have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation because all such securities are anti-dilutive, and accordingly, our diluted net loss per shares is the same as basic net loss per share. For the three- and six-month periods ended June 30, 2013 and 2012, the computation of diluted net loss per share excluded 23.3 million shares and 23.5 million shares, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three- and six-month periods ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three- and six-month periods ended June 30, 2013.

In June 2013, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment as of January 2014, and do not believe it will have any impact on our financial position, results of operations or cash flows.

For a more detailed listing of our significant accounting policies, see Note 2 of the consolidated financial statements included in the 2012 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
June 30, 2013
Due in one year or less	$115,371	$115,406
Due after one year through two years	73,206	73,156

	$188,577	$188,562

December 31, 2012
Due in one year or less	$165,295	$165,396
Due after one year through two years	75,999	76,045

	$241,294	$241,441

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three- and six-month periods ended June 30, 2013 and 2012.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
June 30, 2013
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	102,210	21	(79)	102,152
Government-sponsored enterprises	13,230	9	—	13,239
U.S. Treasury notes	67,496	34	—	67,530

	$188,577	$64	$(79)	$188,562

December 31, 2012
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	104,652	91	(17)	104,726
Government-sponsored enterprises	33,438	18	—	33,456
U.S. Treasury notes	97,563	57	(2)	97,618

	$241,294	$166	$(19)	$241,441

None of the securities have been in a continuous unrealized loss position for more than 12 months as of June 30, 2013.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of June 30, 2013. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.6 million as of June 30, 2013 and December 31, 2012 are classified as long-term investments.

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

Level 1	—	Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2	—	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
June 30, 2013
Money market	$95,528	$95,528	$—
Corporate debt securities	102,152	—	102,152
Government-sponsored enterprises	13,239	—	13,239
U.S. Treasury notes	67,530	—	67,530

Total financial assets	278,449	$95,528	$182,921

Add: Cash	2,125

Total cash, cash equivalents and investments	$280,574

December 31, 2012
Money market	$184,167	$184,167	$—
Corporate debt securities	104,726	—	104,726
Government-sponsored enterprises	33,456	—	33,456
U.S. Treasury notes	97,618	—	97,618

Total financial assets	419,967	$184,167	$235,800

Add: Cash	9,882

Total cash, cash equivalents and investments	$429,849

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of June 30, 2013 and December 31, 2012 was approximately $446.4 million and $471.2 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of June 30, 2013 was approximately $26.3 million based on average trading prices near period end. The fair value of the 2014 Notes as of December 31, 2012 was approximately $25.3 million based on the last trading price as of the period end. Estimates of fair value for the 2016 Notes and the 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $90.7 million and finished goods of $0.7 million as of June 30, 2013. Inventories consisted of raw materials of $76.3 million as of December 31, 2012.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies (“Fujifilm”), to manufacture the recombinant antigen used in the manufacture of PROVENGE. As of June 30, 2013 and December 31, 2012, there was $0.9 million and $0.6 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with the purchase of the antigen.

As of June 30, 2013 and December 31, 2012, there was $7.2 million and $8.5 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Furniture and office equipment	$2,111	$2,111
Laboratory and manufacturing equipment	29,802	29,590
Computer equipment and software	69,379	66,117
Leasehold improvements	116,498	115,735
Buildings	17,872	17,872
Construction in progress	3,115	2,313

	$238,777	$233,738
Less accumulated depreciation	(98,842)	(83,134)

	$139,935	$150,604

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

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three- and six-month periods ended June 30, 2013 was $7.9 million and $15.7 million, respectively, and for the three- and six-month periods ended June 30, 2012 was $10.8 million and $21.7 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Deferred rent	$7,353	$7,875
Accrued property and equipment	929	792
Inventory receipts	6,732	6,636
Accrued consulting and other services	11,883	12,016
Accrued clinical trials expense	2,472	2,299
Accrued interest	8,225	8,234
Accrued service fees and rebates	2,787	3,533
Other accrued liabilities	7,389	3,436

	$47,770	$44,821

9. FINANCING OBLIGATIONS

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

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on the initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was approximately $5.5 million as of June 30, 2013.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on the initial 10.5-year term of the Atlanta Facility lease and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was approximately $5.6 million as of June 30, 2013.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2013 and December 31, 2012.

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

The 2016 Notes are accounted for in accordance with FASB Accounting Standards Codification 470-20 (“ASC 470-20”), Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	(74,334)	(87,256)

Carrying amount of the liability component	$545,666	$532,744

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.0 million and $13.9 million for the three- and six-month periods ended June 30, 2013, respectively, and $6.5 million and $12.9 million for the three- and six-month periods ended June 30, 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods ended June 30, 2013 and 2012, and $8.9 million for each of the six-month periods ended June 30, 2013 and 2012.

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

As of June 30, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of June 30, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three-month periods ended June 30, 2013 and 2012, and $0.7 million during each of the six-month periods ended June 30, 2013 and 2012.

We have identified embedded derivatives associated with the 2014 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

Our equity-based employee incentive plans are described more fully in Note 12 in the 2012 Form 10-K, and in the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders. Our stock-based awards include stock options, restricted stock awards, and cash-settled stock appreciation rights.

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$106	$2,153	$187	$4,949
Research and development	1,363	1,820	2,262	3,849
Selling, general and administrative	2,094	12,254	3,196	38,582
Restructuring	1	—	9	—

	$3,564	$16,227	$5,654	$47,380

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three- and six-month periods ended June 30, 2013, we recognized $0.3 million and $0.5 million, respectively, of compensation expense related to awards and options with performance conditions. For the three- and six month periods ended June 30, 2012, we recognized $0.1 million and $0.3 million, respectively, of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the three- and six-month periods ended June 30, 2013, we recognized $0.2 million of compensation expense related to cash-settled stock appreciation rights. As of June 30, 2013 we had approximately $2.5 million of unrecognized compensation expense related to our unvested cash-settled stock appreciation rights. We expect to recognize this compensation expense over a period of approximately 1.9 years.

As further described in Note 2 – Summary of Significant Accounting Policies, in the first and second quarters of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense by $3.1 million and $5.8 million for the three- and six- month periods ended June 30, 2013, respectively.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average estimated fair value per share	$2.75	$5.48	$3.17	$5.81
Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%	0.0%	0.0%
Expected volatility (b)	85%	85%	85%	66%
Risk-free interest rate (c)	0.84%	0.72%	0.86%	0.82%
Expected term (d)	5.0 years	5.5 years	5.0 years	4.7 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,757,704	$18.71
Granted	307,722	6.74
Exercised	(8,256)	4.98
Forfeited and expired	(684,633)	26.53

Outstanding at June 30, 2013	3,372,537	16.23	7.41	$24,700

Options exercisable at June 30, 2013	1,586,075	21.64	5.78	$—

As of June 30, 2013 we had approximately $4.0 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of approximately 1.3 years.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	4,217,355	$13.87
Granted	3,470,986	5.79
Vested	(1,845,379)	12.59
Forfeited and expired	(708,482)	14.12

Outstanding at June 30, 2013	5,134,480	7.76

As of June 30, 2013, we had approximately $19.7 million in total unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of approximately 1.4 years.

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

During the three- and six-month periods ended June 30, 2013, we recorded charges of $0.2 million and $1.4 million, respectively, related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by approximately $0.9 million and $1.2 million for the three- and six-month periods ended June 30, 2013, respectively, related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. We do not expect to incur additional restructuring charges for employee severance benefits related to the 2012 workforce reduction. The implementation of these restructuring initiatives has been substantially completed.

In addition, we recorded restructuring charges of $0.6 million and $1.6 million during the three- and six-month periods ended June 30, 2013, respectively, related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

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

As further described in Note 13 – Commitments and Contingencies, GSK filed a lawsuit against the Company in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. Although the ultimate financial impact of the lawsuit is not yet determinable, we expect to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring and contract termination liabilities” on the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

The following is a rollforward of restructuring liabilities:

	Restructuring and Contract Termination Liabilities as of December 31, 2012	Charges, Net of Adjustments	Payments	Other Non- Cash Settlement	Restructuring and Contract Termination Liabilities as of June 30, 2013
	(In thousands)
2012 Restructuring:
Severance and other termination benefits	$10,083	$184	$(9,023)	$(9)	$1,235
Other associated costs	108	1,578	(1,333)	—	353
Asset impairment	—	(109)	—	109	—
2011 Restructuring:
Contract termination costs	4,023	3	(6)	—	4,020

Total	$14,214	$1,656	$(10,362)	$100	$5,608

Total restructuring charges of $1.7 million are included in “Restructuring and contract termination” on our consolidated statement of operations for the six-month period ended June 30, 2013. We expect that the remaining liabilities associated with severance and other termination benefits related to the 2012 restructuring will be fully paid by the end of 2013.

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

We currently have a commitment with Fujifilm to purchase antigen of approximately $36.3 million. We expect that payments on this commitment will continue through 2014.

We have operating lease obligations related to two leases in Seattle, Washington which cover our principal corporate offices and research facility, a corporate office lease in Bridgewater, New Jersey, and the land portions of our two manufacturing facility leases in Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

We account for the Orange County Facility and the Atlanta Facility as assets with related facility lease obligations due to our significant investment in the build-out of the facilities. The lease payments are allocated to the building and land based on their estimated relative fair values. The portion of the lease related to land is treated as an operating lease. The portion of the lease related to the building is treated as a facility lease obligation as further discussed in Note 9 – Financing Obligations.

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. On April 24, 2013, the parties entered into, and filed with the District Court, a Stipulation of Settlement (the “Stipulation”) setting forth terms of the settlement; in general, the litigation will be dismissed with prejudice and the defendants will receive full releases in exchange for a payment of $40 million, $38 million of which was funded by the Company’s directors’ and officers’ liability insurers. After notice to the settlement class, at a hearing held August 2, 2013, the District Court granted final approval to the settlement and entered judgment in accordance with terms of the Stipulation. The parties anticipate that the settlement will become final and effective as provided in the Stipulation.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties as the class action and bases its legal claims on substantially the same factual allegations relating to the same supposedly relevant period. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. Defendants’ response to the amended complaint is due August 9, and defendants plan to file a motion to dismiss; briefing is expected to extend through October 2013. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of

Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed, and the Company anticipates that the Court of Chancery will schedule an argument on the motion. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

Commercial sale of PROVENGE began in May 2010. Approximately 877 parent accounts, some of which have multiple sites, had infused the product as of the end of June 2013. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million. We believe that, after the sale of the New Jersey Facility, the combined capacity at the Orange County and Atlanta facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

Prior to the sale of the New Jersey Facility, we announced on July 30, 2012 that we had initiated a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which we anticipate will lower our overall cost structure. As a result of the restructuring, we expect to reduce costs by approximately $150 million annually, which includes a reduction in headcount of approximately 600 full-time and contractor positions. The implementation of these restructuring initiatives has been substantially completed.

We are currently seeking marketing authorization for the sale of PROVENGE in Europe. Following a number of pre-submission meetings with European Union National Agencies, we expect that data from our Phase 3 D9902B IMPACT (IMmunotherapy for Prostate AdenoCarcinoma Treatment) study, supported by data from our D9901 and D9902A studies, will be sufficient to seek regulatory approval for PROVENGE in the E.U. Using clinical data described in our United States Biologics License Application, we filed a Marketing Authorization Application (“MAA”) with the European Medicines Agency (“EMA”); the MAA was validated on January 25, 2012. On June 28, 2013, we announced that the EMA Committee for Medicinal Products for Human Use (“CHMP”) has adopted a positive opinion recommending that PROVENGE be granted marketing authorization in the E.U., for the treatment of asymptomatic or minimally symptomatic metastatic (non-visceral) castrate-resistant prostate cancer in male adults for whom chemotherapy is not yet clinically indicated. The CHMP’s recommendation follows a positive recommendation by the Committee for Advanced Therapy. The CHMP will make a final recommendation to the European Commission within the coming months on the marketing authorization application for PROVENGE in the E.U. We plan to manufacture product through a contract manufacturing organization. We anticipate a regulatory decision from the E.U. in the second half of 2013.

As of June 30, 2013, our manufacturing operations consisted of approximately 495 employees, a decrease from 840 employees as of June 30, 2012 due to the 2012 restructuring and workforce reduction, including the sale of the New Jersey Facility. Our commercial team included approximately 175 employees in sales, marketing, and market access support as of June 30, 2013, an increase of 20 employees from June 30, 2012, due in part to the realignment of employees from other departments.

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

Our product is subject to certain required pricing discounts via rebates and/or chargebacks pursuant to mandatory federal and state government programs and, accordingly, revenue recognition requires estimates of rebates and chargebacks. We have agreements with the Centers for Medicare and Medicaid Services (the “CMS”) providing for a rebate on sales to eligible Medicaid patients. For sales of our product to eligible Medicaid patients, the physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in gross product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on historical claim information. Since there is often a delay between product sale and the processing and payment of the Medicaid rebates, we evaluate our estimates regularly, and adjust our estimates as necessary.

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

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method. We began capitalizing raw material inventory in mid-April 2009, in anticipation of the potential approval for marketing of PROVENGE in the first half of 2010. At this time, our expectation of future benefits became sufficiently high to justify capitalization of these costs, as regulatory approval was considered probable and the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to mid-April 2009 were recorded as research and development expense in the statements of operations, which resulted in zero-cost inventory. Our zero-cost inventory was fully utilized as of June 30, 2012.

Restructuring and Contract Termination Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified unless the employee must provide future service in excess of 60 days, in which case such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract. We have made estimates regarding the amount and timing of our restructuring expense and liability, including current period employee termination benefits.

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

The 2016 Notes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 470-20 (“ASC 470-20”), Debt with Conversion and Other Options, under which issuers of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

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

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model.

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first and second quarters of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.1 million and $5.8 million for the three- and six- month periods ended June 30, 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 and $0.04 for the three- and six-month periods ended June 30, 2013, respectively.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three- and six-month periods ended June 30, 2013.

In June 2013, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment as of January 2014, and do not believe it will have any impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Product revenue, net	$73,286	$79,964	$140,866	$161,936
Royalty and other revenue	29	28	43	130

Total revenue	$73,315	$79,992	$140,909	$162,066

Net product revenue from the commercial sale of PROVENGE was $73.3 million and $140.9 million for the three- and six-month periods ended June 30, 2013, respectively, and $80.0 million and $161.9 million for the three- and six-month periods ended June 30, 2012, respectively. The decrease in 2013 was primarily attributable to new competition entering into PROVENGE’s labeled indication, with the FDA approval of ZYTIGA® (abiraterone acetate) in December 2012 and the compendia listing for Xtandi (Enzalutamide). These competitive products have primarily impacted our small- and low-volume accounts. Approximately 877 parent accounts, some of which have multiple sites, had infused the product as of the end of June 2013.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of approximately $5.8 million and $11.2 million for the three- and six-month periods ended June 30, 2013, respectively, and approximately $7.0 million and $13.7 million for the three- and six-month periods ended June 30, 2012, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	6,588	9,086
Current provision related to sales made in prior periods	—	50
Adjustments	(1,575)	—
Payments/credits	(5,425)	(9,372)

Balance at June 30	$2,695	$6,829

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	3,098	4,045
Current provision related to sales made in prior periods	—	50
Payments/credits	(3,435)	(2,548)

Balance at June 30	$1,613	$2,432

Royalty revenue for the three- and six-month periods ended June 30, 2013 and 2012 resulted from the recognition of royalties pursuant to a license agreement. Other revenue for the three- and six-month periods ended June 30, 2013 and 2012 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of product revenue	$43,798	$61,731	$87,173	$121,772
Gross profit (1)	29,488	18,233	53,693	40,164

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three- and six-month periods ended June 30, 2013 as compared to the same periods of 2012 was primarily due to the sale of the New Jersey Facility to Novartis in December 2012, other restructuring activities and decreased product sales.

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

For the three- and six-month periods ended June 30, 2012, we used $0.6 million and $4.7 million, respectively, of zero-cost inventory, and no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first quarter of 2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase and we gain efficiencies in our manufacturing processes, we anticipate cost of product revenue as a percentage of product revenue will decline.

Research and Development Expenses

Research and development expenses were $18.2 million and $36.6 million for the three- and six-month periods ended June 30, 2013, respectively, and $19.7 million and $37.0 million for the three- and six-month periods ended June 30, 2012, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research. Our research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Clinical programs	$9.7	$13.6	$19.5	$24.6
Supplier development expenses	2.1	1.6	4.1	3.4
Research programs	6.4	4.5	13.0	9.0

Total research and development expense	$18.2	$19.7	$36.6	$37.0

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

•	Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in our portfolio.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012.

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
DN24-02	$1.7	$0.6	$2.4	$1.3
Other pipeline development	0.1	0.2	0.2	0.9

	$1.8	$0.8	$2.6	$2.2

Research and development costs associated with CA-9, CEA and TRPM8 for each period presented were not material.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the European Union. Research and development costs associated with PROVENGE in the United States and in the E.U. for each period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
PROVENGE- United States	$12.7	$16.1	$27.1	$28.6
PROVENGE- European Union	3.7	2.8	6.9	6.2

	$16.4	$18.9	$34.0	$34.8

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

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in foreign markets. For example, the FDA or the equivalent in jurisdictions outside the United States may determine that our data is not sufficiently compelling to warrant marketing approval and may require that we engage in additional clinical trials or provide further analysis which may be costly and time-consuming. In addition, the market access environment is continuously evolving and limitations on reimbursement or market access could limit a product’s potential. Further, individual countries or jurisdictions could require additional data, such as patient registries, to determine pricing and market access and the cost and time associated with these requirements could be extensive. Regardless of the nature of our efforts to complete development of our products, receive marketing approval, and receive appropriate market access, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $66.8 million and $129.3 million for the three- and six-month periods ended June 30, 2013, respectively, and $80.2 million and $175.5 million for the three- and six-month periods ended June 30, 2012, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations.

The decrease in selling, general and administrative expenses for the three- and six-month periods ended June 30, 2013 compared to the respective periods in 2012 was primarily due to decreases in non-cash stock-based compensation and other compensation expenses due to fewer executive separations in 2013 and the strategic restructuring plan announced on July 30, 2012.

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

During the three- and six-month periods ended June 30, 2013, we recorded charges of $0.2 million and $1.4 million, respectively, related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by approximately $0.9 million and $1.2 million for the three- and six-month periods ended June 30, 2013, respectively, related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. We do not expect to incur additional restructuring charges for employee severance benefits related to the 2012 workforce reduction. The implementation of these restructuring initiatives has been substantially completed.

In addition, we recorded restructuring charges of $0.6 million and $1.6 million during the three- and six-month periods ended June 30, 2013, respectively, related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

Interest Income

Interest income was $0.2 million and $0.4 million for the three- and six-month periods ended June 30, 2013, respectively, and $0.4 million and $0.8 million for the three- and six-month periods ended June 30, 2012, respectively. We receive interest income primarily from holdings of cash and investments. The decrease in interest income in 2013, compared to 2012, was due both to lower prevailing interest rates and lower investment balances.

Interest Expense

Interest expense was $13.9 million and $27.5 million for the three- and six-month periods ended June 30, 2013, respectively, and $13.8 million and $27.6 million for the three- and six-month periods ended June 30, 2012, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $7.0 million and $13.9 million for the three- and six-month periods ended June 30, 2013, respectively, and $6.5 million and $12.9 million for the three- and six-month periods ended June 30, 2012, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods and $8.9 million for each of the six-month periods ended June 30, 2013 and 2012. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million and $0.7 million during each of the three- and six-month periods, respectively, ended June 30, 2013 and 2012.

Financing fees paid to the Wholesalers in the three- and six-month periods ended June 30, 2013 decreased as compared to the same periods in 2012 due to lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

At June 30, 2013 and December 31, 2012, we had cash, cash equivalents and short-term and long-term investments of approximately $280.6 million and $429.8 million, respectively. The decrease in these balances in 2013 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, including costs associated with clinical programs, supplier development and research, and selling, general and administrative expenses in support of our operations. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in the fourth quarter of 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the six-month periods ended June 30, 2013 and 2012 was $139.3 million and $95.9 million, respectively. The increase in net cash used in operating activities during the six-month period ended June 30, 2013, compared to the same period in 2012, primarily resulted from increased inventory purchases, the timing of interest payment on our convertible debt, decreased sales of PROVENGE and payment of restructuring expenses in 2013.

Net cash provided by investing activities was $46.1 million for the six-month period ended June 30, 2013, compared with net cash used in investing activities of $84.4 million for the six-month period ended June 30, 2012. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the six-month period ended June 30, 2013 consisted primarily of purchases of investments of $58.9 million and purchases of property and equipment, primarily hardware and software expenditures, of $5.1 million, offset by maturities and sales of investments of $110.1 million. The increase in net cash provided by investing activities for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, was primarily related to a decrease in investment purchases.

Net cash used in financing activities was $3.2 million for the six-month period ended June 30, 2013, compared with net cash provided by financing activities of $0.7 million for the six-month period ended June 30, 2012. Net cash used in financing activities in 2013 primarily related to payments on capital lease obligations, offset by the issuance of common stock under the Employee Stock Purchase Plan. Net cash provided by financing activities in 2012 primarily related to the issuance of common stock under the Employee Stock Purchase Plan and proceeds from the release of security deposits, offset by payments on capital lease obligations.

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2013, our accumulated deficit was $2.1 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of June 30, 2013, together with revenue generated from our commercial sales of PROVENGE and either growth in revenue and/or implementation of cost saving measures will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential liquidity needs including:

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

•	working capital needs, and

•	satisfying debt obligations.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

We currently have a commitment with Fujifilm to purchase antigen of approximately $36.3 million. We expect that payments on this commitment will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at June 30, 2013 of $7.5 million, bear interest at rates ranging from 4.5% to 11.7% per year.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of approximately $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2013 and December 31, 2012.

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

The 2016 Notes are accounted for in accordance with ASC 470-20 under which issuers of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The liability component of the 2016 Notes, as of the issuance date, was calculated by estimating the fair value of a similar liability issued at an 8.1% effective interest rate, which was determined by considering the rate of return investors would require in the Company’s debt structure. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding debt discount. The debt discount is being amortized as interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any.

The application of ASC 470-20 resulted in the initial recognition of approximately $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of June 30, 2013, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $545.7 million, and the remaining unamortized debt discount was $74.3 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.0 million and $13.9 million for the three- and six-month periods ended June 30, 2013, respectively, and $6.5 million and $12.9 million for the three- and six-month periods ended June 30, 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three-month periods and $8.9 million for each of the six-month periods ended June 30, 2013 and 2012.

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

As of June 30, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of June 30, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three-month periods and $0.7 million during each of the six-month periods ended June 30, 2013 and 2012.

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

As of June 30, 2013 and December 31, 2012, we had short-term investments of $115.4 million and $165.4 million, respectively, and long-term investments of $73.2 million and $76.0 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of June 30, 2013, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.4 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo

County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. On April 24, 2013, the parties entered into, and filed with the District Court, a Stipulation of Settlement (the “Stipulation”) setting forth terms of the settlement; in general, the litigation will be dismissed with prejudice and the defendants will receive full releases in exchange for a payment of $40 million, $38 million of which was funded by the Company’s directors’ and officers’ liability insurers. After notice to the settlement class, at a hearing held August 2, 2013, the District Court granted final approval to the settlement and entered judgment in accordance with terms of the Stipulation. The parties anticipate that the settlement will become final and effective as provided in the Stipulation.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties as the class action and bases its legal claims on substantially the same factual allegations relating to the same supposedly relevant period. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. Defendants’ response to the amended complaint is due August 9, and defendants plan to file a motion to dismiss; briefing is expected to extend through October 2013. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed, and the Company anticipates that the Court of Chancery will schedule an argument on the motion. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended June 30, 2013, including our consolidated financial statements and related notes, and information contained in our Annual Report on Form 10-K (“Annual Report”), and in our other filings from time to time with the Securities and Exchange Commission (“SEC”). The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

Risks Relating to our Product Commercialization Pursuits

* If we fail to achieve and sustain commercial success for PROVENGE, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

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

•

whether data from clinical trials for PROVENGE, including clinical trials for additional indications or clinical trials to identify biomarkers or clinical trials in connection with competing products such as sequencing studies, are positive and whether such data, if positive, will be sufficient to achieve approval from the U.S. Food and Drug Administration (“FDA”) and its foreign counterparts to market and sell PROVENGE for such additional indications;

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

* If PROVENGE were to become the subject of problems related to its efficacy, safety, or otherwise, our revenues from PROVENGE could decrease.

PROVENGE, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered efficacy or safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any efficacy or safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of PROVENGE from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

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

Risks Relating to Manufacturing Activities

*We closed one of our manufacturing facilities and we may close more of our manufacturing facilities, which could limit our ability to supply the market and may limit our product sales.

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

As of June 30, 2013, our accumulated deficit was $2.1 billion and our net loss for the six-month period ended June 30, 2013 was $140.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change of control” of our company. A “change in control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Internal Revenue Code as “5 percent shareholders.” Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. Our ability to fully utilize our net operating losses could be limited if there have been past ownership changes or if there are future ownership changes resulting in a change of control for Section 382. Additionally, future changes in tax legislation could negatively affect our ability to use the tax benefits associated with our net operating losses.

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

*Our competitors may develop and market products that are less expensive, more effective, or safer, or that reach the market sooner, which may diminish or eliminate the commercial success of PROVENGE or any other products we may commercialize.

We operate in a highly competitive environment. PROVENGE competes with other products or treatments for diseases in its indication. If PROVENGE is unable to compete or be combined successfully with existing approaches or if new therapies are developed for asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer, our business would be harmed.

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

Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with PROVENGE and our other product candidates. In addition, many universities and private and public research institutions have become active in cancer research, which may be in direct competition with us.

Furthermore, in 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. In 2013, Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with metastatic castrate-resistant prostate cancer.

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

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) became law and authorized FDA approval of biosimilar products. PPACA established a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The new law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

Failure to retain key personnel could impede our ability to develop and commercialize our products and to obtain new collaborations or other sources of funding.

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

We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. For example, we have a long-term contract with Fujifilm Diosynth Biotechnologies (“Fujifilm”) for the production of the antigen used in the manufacturing of PROVENGE. Any production shortfall on the part of Fujifilm that impairs the supply of the antigen to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Each phase of clinical testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with preclinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched, or whether any products, once approved and launched, will be commercially successful.

The FDA, other non-United States regulatory authorities, or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

Although we obtain guidance from regulatory authorities on certain aspects of our clinical development activities, these discussions are not binding obligations on regulatory authorities. Regulatory authorities may revise or retract previous guidance or may disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. The FDA, or equivalent other country authorities, may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA or other country authority review through the FDA’s Advisory Committee process or other country procedures. Views of the Advisory Committee or other experts may differ from those of the FDA, or equivalent other country authority, and may impact our ability to commercialize a product candidate.

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

Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, were reduced by up to 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”). The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs, because Congress failed to enact legislation by January 15, 2012, to reduce federal deficits by $1.2 trillion over ten years. The BCA caps the cuts to Medicare payments or items and services at 2%, and requires the cuts to be implemented on the first day of the first month following the issuance of a sequestration order. The ATRA delayed implementation of sequestration from January 2, 2013, to March 1, 2013, and as a result, the Medicare cuts took effect April 1, 2013. These cuts may adversely impact payment for PROVENGE and related procedures.

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

*The pharmaceutical industry is subject to significant regulation and oversight to prevent an inappropriate inducement and health care fraud pursuant to anti-kickback laws, false claims statutes, and anti-corruption laws, which may result in significant additional expense and limit our ability to commercialize our products. In addition, any failure to comply with these regulations could result in substantial fines or penalties.

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

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA will require pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions required manufacturers that participate in federal health care programs to begin collecting such information on August 1, 2013. Manufacturers are required to report such data to CMS by March 13, 2014. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.

Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the United States have similarly enacted disclosure laws for which the company in its activities may be subjected to from time to time. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws or laws outside the United States.

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

As we begin to commercialize our products outside the United States, there is an increased risk that we (or others acting on our behalf) will engage in transactions or activities that could be deemed to violate applicable anti-corruption laws. Although we believe that we have appropriate compliance policies and procedures in place to mitigate such risk, our personnel and others acting on our behalf could nevertheless engage in conduct that violates such laws, for which we could be held responsible. Under such circumstances, we could be subject to civil and/or criminal penalties, and the resulting negative publicity could adversely affect our brand, our reputation, and our commercial activities.

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

The Company and three current and former officers are named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. Lead Plaintiff, San Mateo County Employees Retirement Association purports to state claims for violations of federal securities laws on behalf of a class of persons who purchased the Company’s common stock between April 29, 2010 and August 3, 2011. A consolidated amended complaint was filed on February 24, 2012. In general, the complaints allege that the defendants issued materially false or misleading statements concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE as reflected in the Company’s August 3, 2011 release of its financial results for the quarter ended June 30, 2011. On April 24, 2013, the parties entered into, and filed with the District Court, a Stipulation of Settlement (the “Stipulation”) setting forth terms of the settlement; in general, the litigation will be dismissed with prejudice and the defendants will receive full releases in exchange for a payment of $40 million, $38 million of which was funded by the Company’s directors’ and officers’ liability insurers. After notice to the settlement class, at a hearing held August 2, 2013, the District Court granted final approval to the settlement and entered judgment in accordance with terms of the Stipulation. The parties anticipate that the settlement will become final and effective as provided in the Stipulation.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties as the class action and bases its legal claims on substantially the same factual allegations relating to the same supposedly relevant period. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. Defendants’ response to the amended complaint is due August 9, and defendants plan to file a motion to dismiss; briefing is expected to extend through October 2013. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed, and the Company anticipates that the Court of Chancery will schedule an argument on the motion. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

Risks Relating to Foreign Operations

*Risks associated with operating in foreign countries could materially adversely affect our business.

If PROVENGE is approved in Europe, we expect to import, market, sell and distribute our products in European countries. We expect to expand our presence in Europe. Our clinical and commercial supply chain activities could occur outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks described elsewhere in these risk factors associated with our international operations could materially adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three-month period ended June 30, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — April 30, 2013	9,136	$4.65	—	—
May 1 — May 31, 2013	—	—	—	—
June 1 — June 30, 2013	2,466	3.91	—	—

Total	11,602	$4.50	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Third Amendment to Office Lease between FSP-RIC LLC and Dendreon Corporation, dated April 16, 2013

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

Exhibit Number	Description

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

†	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013

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