Form 10-Q
period 2013-09-30
DENDREON CORP
filed 2013-11-12
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 6, 2013 was 157,487,323.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,694	$188,408
Short-term investments	78,947	165,396
Trade accounts receivable	34,711	38,884
Inventory	96,116	76,300
Prepaid expenses and other current assets	20,308	18,302

Total current assets	317,776	487,290
Property and equipment, net	132,130	150,604
Long-term investments	66,708	76,045
Other assets	5,526	7,180

Total assets	$522,140	$721,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,881	$12,845
Accrued liabilities	46,489	44,821
Accrued compensation	20,828	27,050
Restructuring and contract termination liabilities	4,843	14,214
Current portion of convertible debt	27,685	—
Current portion of capital lease obligations	2,400	4,418
Current portion of facility lease obligations	629	594

Total current liabilities	110,755	103,942
Long-term accrued liabilities	5,676	5,081
Capital lease obligations, less current portion	4,244	6,219
Facility lease obligations, less current portion	10,296	10,835
Convertible senior subordinated notes due 2014	—	27,685
Convertible senior notes due 2016, net of discount	552,326	532,744
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 157,644,031 and 154,414,811 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	152	150
Additional paid-in capital	2,001,028	1,988,666
Accumulated other comprehensive income	75	147
Accumulated deficit	(2,162,412)	(1,954,350)

Total stockholders’ equity (deficit)	(161,157)	34,613

Total liabilities and stockholders’ equity (deficit)	$522,140	$721,119

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product revenue, net	$67,982	$77,942	$208,848	$239,878
Royalty and other revenue	20	29	63	159

Total revenue	68,002	77,971	208,911	240,037
Operating expenses:
Cost of product revenue	46,933	51,749	134,106	173,521
Research and development	17,579	18,643	54,190	55,683
Selling, general and administrative	56,207	68,109	185,484	243,643
Restructuring, contract termination and asset impairment	1,188	80,994	2,844	81,969

Total operating expenses	121,907	219,495	376,624	554,816

Loss from operations	(53,905)	(141,524)	(167,713)	(314,779)
Other income (expense):
Interest income	158	313	553	1,071
Interest expense	(13,458)	(13,732)	(40,973)	(41,312)
Other income (expense)	(10)	79	71	105

Net loss	$(67,215)	$(154,864)	$(208,062)	$(354,915)

Basic and diluted net loss per share	$(0.44)	$(1.04)	$(1.37)	$(2.39)

Shares used in computation of basic and diluted net loss per share	152,246	149,593	151,849	148,455

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(67,215)	$(154,864)	$(208,062)	$(354,915)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	90	119	(72)	243

Comprehensive loss	$(67,125)	$(154,745)	$(208,134)	$(354,672)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(208,062)	$(354,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,829	31,152
Non-cash stock-based compensation expense	11,950	57,264
Amortization of securities discount and premium	2,044	2,292
Amortization of convertible notes discount and debt issuance costs	21,189	19,597
Asset impairment related to restructuring and contract termination	—	65,295
Other	519	306
Changes in operating assets and liabilities:
Trade accounts receivable	4,173	(2,766)
Inventory	(17,720)	9,382
Prepaid expenses and other assets	(4,096)	(2,714)
Accounts payable	(4,964)	3,071
Accrued liabilities and compensation	(4,269)	6,345
Restructuring and contract termination liabilities	(9,371)	11,109

Net cash used in operating activities	(184,778)	(154,582)
Investing Activities:
Maturities and sales of investments	170,734	192,256
Purchases of investments	(77,268)	(222,052)
Purchases of property and equipment	(5,424)	(14,490)

Net cash provided by (used in) investing activities	88,042	(44,286)
Financing Activities:
Payments on facility lease obligations	(504)	(755)
Payments on capital lease obligations	(3,993)	(2,068)
Proceeds from deposits	329	1,866
Payments of security deposits	—	(1,779)
Issuance of common stock under the Employee Stock Purchase Plan	1,006	2,795
Net proceeds from the exercise of stock options	41	247
Other	(857)	(1,842)

Net cash used in financing activities	(3,978)	(1,536)

Net decrease in cash and cash equivalents	(100,714)	(200,404)
Cash and cash equivalents at beginning of period	188,408	427,100

Cash and cash equivalents at end of period	$87,694	$226,696

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$24,416	$17,981

Increase in asset retirement obligation	$—	$745

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

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The accompanying financial information as of December 31, 2012 has been derived from the Company’s audited 2012 consolidated financial statements included in the 2012 Form 10-K. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of future results that may be expected for the year ending December 31, 2013, or any other future period.

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

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	10,426	12,837
Current provision related to sales made in prior periods	—	50
Adjustments	(2,128)	—
Payments/credits	(8,399)	(13,394)

Balance at September 30	$3,006	$6,558

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. We recorded chargebacks related to the GPOs of $2.4 million and $5.2 million for the three and nine months ended September 30, 2013, respectively, and $0.1 million for each of the three and nine months ended September 30, 2012.

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

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	4,682	5,719
Current provision related to sales made in prior periods	—	57
Payments/credits	(5,054)	(4,734)

Balance at September 30	$1,578	$1,927

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

For the nine months ended September 30, 2012, we used $4.7 million of zero-cost inventory; no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first half of 2012.

Restructuring and Contract Termination Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified unless the employee must provide future service in excess of 60 days, in which case such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract. Refer to Note 12 – Restructuring and Contract Termination for details of restructuring expenses recorded in the third quarter of 2013 and Note 14 – Subsequent Events for additional actions that will be implemented in the fourth quarter of 2013.

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. Impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment loss recognized, if any, is the excess of the asset’s carrying value over the fair value of the long-lived asset. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

The long-lived assets at our manufacturing facilities in Atlanta, Georgia and in Orange County, California represent our most significant long-lived assets and have an average remaining estimated useful life of approximately 7.5 years. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth and costs of operations, requiring significant management judgments. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of September 30, 2013 included maintaining our current revenue levels and successfully implementing the cost reduction measures as further discussed in Note 14 – Subsequent Events. The recoverability test is particularly sensitive to our estimates of future revenue and operating expenses. For example, in our recoverability analysis as of September 30, 2013, a decrease in our revenue assumptions for future periods of less than 2%, without a corresponding decrease in operating expenses, would have indicated that the undiscounted cash flows were insufficient to recover the carrying value of our facility assets. In this analysis, the undiscounted cash flows exceeded the current net book value of our facility assets by 10%. Although we believe that our current underlying assumptions supporting this assessment are reasonable, if actual product revenues do not meet the levels we have forecasted or if we do not achieve the reductions in operating expense we have forecasted, we may be required to update the assumptions in our impairment analysis. Such updates to this analysis may impact the recoverability of these assets, which may result in a material charge to our statement of operations.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first and second quarters of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $5.8 million for the nine months ended September 30, 2013. These adjustments decreased basic and diluted net loss per share by $0.04 for the nine months ended September 30, 2013.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the calculation of diluted net loss per share, we have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation because all such securities are anti-dilutive, and accordingly, our diluted net loss per shares is the same as basic net loss per share. For the three and nine months ended September 30, 2013 and 2012, the computation of diluted net loss per share excluded 22.9 million shares and 23.1 million shares, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three and nine months ended September 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three and nine months ended September 30, 2013.

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

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
September 30, 2013
Due in one year or less	$78,893	$78,947
Due after one year through two years	66,687	66,708

	$145,580	$145,655

December 31, 2012
Due in one year or less	$165,295	$165,396
Due after one year through two years	75,999	76,045

	$241,294	$241,441

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2013 and 2012.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
September 30, 2013
Demand deposit	$5,404	$—	$—	$5,404
Corporate debt securities	94,535	46	(24)	94,557
Government-sponsored enterprises	13,147	20	—	13,167
U.S. Treasury notes	32,494	33	—	32,527

	$145,580	$99	$(24)	$145,655

December 31, 2012
Demand deposit	$5,641	$—	$—	$5,641
Corporate debt securities	104,652	91	(17)	104,726
Government-sponsored enterprises	33,438	18	—	33,456
U.S. Treasury notes	97,563	57	(2)	97,618

	$241,294	$166	$(19)	$241,441

None of the securities have been in a continuous unrealized loss position for more than 12 months as of September 30, 2013.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of September 30, 2013. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.4 million as of September 30, 2013 and $5.6 million as of December 31, 2012 are classified as long-term investments.

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

Level 1	—	Observable inputs for identical assets or liabilities such as quoted prices in active markets;

Level 2	—	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs); and

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
September 30, 2013
Money market	$83,289	$83,289	$—
Corporate debt securities	94,557	—	94,557
Government-sponsored enterprises	13,167	—	13,167
U.S. Treasury notes	32,527	—	32,527

Total financial assets	223,540	$83,289	$140,251

Add: Cash	9,809

Total cash, cash equivalents and investments	$233,349

December 31, 2012
Money market	$184,167	$184,167	$—
Corporate debt securities	104,726	—	104,726
Government-sponsored enterprises	33,456	—	33,456
U.S. Treasury notes	97,618	—	97,618

Total financial assets	419,967	$184,167	$235,800

Add: Cash	9,882

Total cash, cash equivalents and investments	$429,849

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of September 30, 2013 and December 31, 2012 was approximately $378.6 million and $471.2 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of September 30, 2013 was approximately $26.3 million based on average trading prices near period end. The fair value of the 2014 Notes as of December 31, 2012 was approximately $25.3 million based on the last trading price as of the period end. Estimates of fair value for the 2016 Notes and the 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $96.1 million as of September 30, 2013 and $76.3 million as of December 31, 2012.

In the third quarter of 2013, we recorded a charge of $6.3 million related to antigen inventory which was determined to fall out of quality specification and was not usable for commercial production. This charge is included in “Cost of product revenue” on our consolidated statement of operations for the three and nine months ended September 30, 2013. We have filed an insurance claim to seek recovery of the $6.3 million loss; however, at this time we are uncertain if this loss will be reimbursed by our insurance carriers.

We have also identified an additional $38.0 million of antigen inventory at risk of being out of quality specification. We have initiated an investigation to determine the usability of this remaining antigen inventory. If we determine that this inventory is not usable for commercial production, we will seek reimbursement for the loss from our insurance carriers; however, at this time we are uncertain if the loss, if any, will be reimbursed by our insurance carriers.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

We utilize a third-party supplier, Fujifilm Diosynth Biotechnologies (“Fujifilm”), to manufacture the recombinant antigen used in the manufacture of PROVENGE. As of September 30, 2013 and December 31, 2012, there was $0.5 million and $0.6 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with the purchase of the antigen.

As of September 30, 2013 and December 31, 2012, there was $6.9 million and $8.5 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Furniture and office equipment	$2,792	$2,111
Laboratory and manufacturing equipment	29,903	29,590
Computer equipment and software	69,158	66,117
Leasehold improvements	117,242	115,735
Buildings	17,872	17,872
Construction in progress	2,112	2,313

	$239,079	$233,738
Less accumulated depreciation	(106,949)	(83,134)

	$132,130	$150,604

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

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three and nine months ended September 30, 2013 was $8.1 million and $23.8 million, respectively, and for the three and nine months ended September 30, 2012 was $9.5 million and $31.2 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Deferred rent	$7,193	$7,875
Inventory receipts	15,672	6,636
Accrued consulting and other services	7,249	12,016
Accrued clinical trials expense	2,909	2,299
Accrued interest	4,097	8,234
Accrued service fees and rebates	2,467	3,533
Other accrued liabilities	6,902	4,228

	$46,489	$44,821

9. FINANCING OBLIGATIONS

We lease the Orange County Facility and the Atlanta Facility, but were deemed owner of each of these manufacturing facilities during their construction periods under build-to-suit lease accounting. Upon completion of the facilities, we continued to be deemed owner, and were required to capitalize building costs related to each facility. We therefore capitalized building costs of $6.7 million related to the Orange County Facility in August 2009 and building costs of $6.4 million related to the Atlanta Facility in March 2010, and recorded corresponding financial obligations. We allocated the lease payments between the building and the land of each facility based upon estimated relative fair values. The portion of the lease payments associated with the building reduces the facility lease obligation, while the portion associated with the land is treated as payment of an operating lease obligation.

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on an initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.4 million as of September 30, 2013.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on an initial 10.5-year term and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.5 million as of September 30, 2013.

10. CONVERTIBLE NOTES

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after payment of underwriting fees and expenses, were $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2013 and December 31, 2012.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	(67,674)	(87,256)

Carrying amount of the liability component	$552,326	$532,744

We incurred debt issuance costs of $12.9 million related to the 2016 Notes. In accordance with ASC 470-20, we allocated $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any. The remaining debt issuance costs of $2.8 million was allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital.

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively, and $6.6 million and $19.5 million for the three and nine months ended September 30, 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended September 30, 2013 and 2012, and $13.4 million for each of the nine months ended September 30, 2013 and 2012.

We have identified other embedded derivatives associated with the 2016 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of $3.0 million, were $82.3 million. The 2014 Notes were issued at face principal amount and pay interest of 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. The maturity date of the 2014 Notes is June 15, 2014, unless earlier converted.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at a conversion price of $10.28 per share, equal to a conversion rate of 97.2644 shares per $1,000 principal amount of 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

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

As of September 30, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of September 30, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three months ended September 30, 2013 and 2012, and $1.1 million during each of the nine months ended September 30, 2013 and 2012.

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

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$468	$(108)	$655	$4,841
Research and development	1,085	1,488	3,347	5,337
Selling, general and administrative	4,899	6,814	8,095	45,396
Restructuring	—	1,690	9	1,690

	$6,452	$9,884	$12,106	$57,264

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.7 million, respectively, of compensation expense related to awards and options with performance conditions. For the three months ended September 30, 2012, compensation expense recognized related to awards and options with performance conditions was not material. For the nine months ended September 30, 2012, we recognized $0.3 million of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the nine months ended September 30, 2013, we recognized $0.2 million of compensation expense related to cash-settled stock appreciation rights. Amounts recognized for the three months ended September 30, 2013 were not material. As of September 30, 2013, we had approximately $0.7 million of unrecognized compensation expense related to our unvested cash-settled stock appreciation rights. We expect to recognize this compensation expense over a period of 1.6 years.

As further described in Note 2 – Summary of Significant Accounting Policies, in the first and second quarters of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense by $5.8 million for the nine months ended September 30, 2013.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average estimated fair value per share	$2.04	$3.21	$2.97	$5.59
Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%	0.0%	0.0%
Expected volatility (b)	86%	86%	85%	69%
Risk-free interest rate (c)	1.54%	0.80%	0.98%	0.82%
Expected term (d)	5.0 years	5.5 years	5.0 years	4.8 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,757,704	$18.71
Granted	359,722	6.20
Exercised	(8,256)	4.98
Forfeited and expired	(882,848)	24.92

Outstanding at September 30, 2013	3,226,322	15.83	7.4	$720

Options exercisable at September 30, 2013	1,577,811	20.92	6.1	$—

As of September 30, 2013 we had $3.0 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of 1.2 years.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	4,217,355	$13.87
Granted	3,559,986	5.72
Vested	(1,977,324)	12.87
Forfeited and expired	(909,866)	13.07

Outstanding at September 30, 2013	4,890,151	7.45

As of September 30, 2013, we had $14.4 million in total unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 1.2 years.

12. RESTRUCTURING AND CONTRACT TERMINATION

Restructuring – 2013

On November 12, 2013, we announced a restructuring plan further discussed in Note 14 – Subsequent Events. We recorded a restructuring charge of $1.2 million in the third quarter of 2013 related to fees associated with planning and developing the restructuring plan.

Restructuring – 2012

On July 30 2012, we announced that our Board of Directors had approved a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The restructuring initiatives included a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

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

During the nine months ended September 30, 2013, we recorded charges of $1.4 million related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by $1.3 million for the nine months ended September 30, 2013 related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. We do not expect to incur additional restructuring charges for employee severance benefits related to the 2012 workforce reduction. The implementation of these restructuring initiatives has been substantially completed.

In addition, we recorded restructuring charges of $1.7 million during the nine months ended September 30, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

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

As further described in Note 13 – Commitments and Contingencies, GSK filed a lawsuit against the Company in November 2011, purporting claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. Although the ultimate financial impact of the lawsuit is not yet determinable, we expect to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring and contract termination liabilities” on the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The following is a rollforward of restructuring liabilities:

	Restructuring and Contract Termination Liabilities as of December 31, 2012	Charges, Net of Adjustments	Payments	Other Non- Cash Settlement	Restructuring and Contract Termination Liabilities as of September 30, 2013
	(In thousands)
2013 Restructuring:
Other associated costs	$—	$1,184	$(847)	$—	$337
2012 Restructuring:
Severance and other termination benefits	10,083	105	(9,751)	(9)	428
Other associated costs	108	1,666	(1,696)	—	78
Asset impairment	—	(109)	—	109	—
2011 Restructuring:
Contract termination costs	4,023	(2)	(21)	—	4,000

Total	$14,214	$2,844	$(12,315)	$100	$4,843

Total restructuring charges of $2.8 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the nine months ended September 30, 2013. We expect that the remaining liabilities associated with severance and other termination benefits related to the 2012 restructuring will be fully paid by the end of 2013.

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

We had a commitment as of September 30, 2013 with Fujifilm to purchase antigen of $29.3 million. We expect that payments on this commitment will continue through 2014.

As described in Note 5 – Inventory, in the third quarter of 2013, we recorded a charge of $6.3 million related to antigen inventory which was determined to fall out of quality specification and was not usable for commercial production. This charge is included in “Cost of product revenue” on our consolidated statement of operations for the three and nine months ended September 30, 2013. We have filed an insurance claim to seek recovery of the $6.3 million loss; however, at this time we are uncertain if this loss will be reimbursed by our insurance carriers.

We have also identified an additional $38.0 million of antigen inventory at risk of being out of quality specification. We have initiated an investigation to determine the usability of this remaining antigen inventory. If we determine that this inventory is not usable for commercial production, we will seek reimbursement for the loss from our insurance carriers; however, at this time we are uncertain if the loss, if any, will be reimbursed by our insurance carriers.

We have operating lease obligations related to two leases in Seattle, Washington which cover our principal corporate offices and research facility, a corporate office lease in Bridgewater, New Jersey, and the land portions of our two manufacturing facility leases in Orange County, California and Atlanta, Georgia.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased to a third party an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

As previously reported, the Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. The lawsuit was settled on terms set out in a Stipulation of Settlement (the “Stipulation”) filed with the District Court on April 24, 2013. Following final settlement approval by the District Court on August 2, 2013, the settlement has become final and effective as provided in the Stipulation; and the litigation has been dismissed against all defendants with prejudice.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties and alleges generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint. Briefing has concluded; we cannot predict whether the Court will entertain oral argument or when the Court may issue a ruling on the motion. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed and was argued on September 10, 2013. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss or the timing of a decision. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

14. SUBSEQUENT EVENTS

Announcement of Restructuring Plan

On November 12, 2013, we announced that we are restructuring the Company and implementing additional cost reduction measures. The plan includes a reduction in our workforce of approximately 150 full-time employees who will be notified the week of November 12, 2013.

As a result of this restructuring plan, we expect to record an initial restructuring charge of approximately $7.5 million related to severance and other related termination benefits in the fourth quarter of 2013 and first quarter of 2014.

We will implement the plan immediately and expect that the benefits will begin to be realized as early as the first quarter of 2014. We expect the restructuring initiatives will take up to 6 months to implement.

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

Commercial sale of PROVENGE began in May 2010. Approximately 904 parent accounts, some of which have multiple sites, had infused our product as of the end of September 2013. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

Prior to the sale of the New Jersey Facility, we announced on July 30, 2012 that we had initiated a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The implementation of these restructuring initiatives has been substantially completed.

Further, on November 12, 2013, we announced that we are restructuring the Company and implementing additional cost reduction measures. We expect as a result of restructuring that we will reduce cash operating expenses by approximately $125 million, as compared to 2013 results, which is a reduction of approximately 20%. These expense reductions will impact cost of product revenue, research and development expenses and selling, general and administrative expenses. The restructuring initiatives will include a reduction in our workforce of approximately 150 full-time employees who will be notified the week of November 12, 2013. Following the restructuring, we will have approximately 820 employees. As a result of this restructuring plan, we expect to record an initial restructuring charge of approximately $7.5 million related to severance and other related termination benefits in the fourth quarter of 2013 and the first quarter of 2014.

We will implement the plan immediately and expect that the benefits will begin to be realized as early as the first quarter of 2014. We expect the restructuring initiatives will take up to 6 months to implement. Certain projects are subject to a variety of labor and employment laws, rules and regulations which could result in a delay in implementing these projects.

On September 17, 2013, we announced that the European Commission has granted marketing authorization for PROVENGE (autologous peripheral blood mononuclear cells activated with PAP-GM-CSF or sipuleucel-T) dispersion for infusion in the European Union for the treatment of asymptomatic or minimally symptomatic metastatic (non-visceral) castrate resistant prostate cancer in male adults in whom chemotherapy is not yet clinically indicated. The marketing authorization provides approval for the commercialization of PROVENGE in all 28 countries of the E.U. as well as Norway, Iceland and Liechtenstein. We plan to manufacture product through a contract manufacturing organization.

As of September 30, 2013, our manufacturing operations consisted of approximately 490 employees, a decrease from 700 employees as of September 30, 2012 due to the 2012 restructuring and workforce reduction, including the sale of the New Jersey Facility. Our commercial team included approximately 165 employees in sales, marketing, and market access support as of September 30, 2013, a decrease from 180 employees as of September 30, 2012. As a result of the restructuring plan announced on November 12, 2013, we will have further reductions in headcount.

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

As described in Note 5 – Inventory of Item I of this Form 10-Q, in the third quarter of 2013, we recorded a charge of $6.3 million related to antigen inventory which was determined to fall out of quality specification and was not usable for commercial production. This charge was included in “Cost of product revenue” on our consolidated statement of operations for the three and nine months ended September 30, 2013. We have filed an insurance claim to seek recovery of the $6.3 million loss; however, at this time we are uncertain if this loss will be reimbursed by our insurance carriers.

We have also identified an additional $38.0 million of antigen inventory at risk of being out of quality specification. We have initiated an investigation to determine the usability of this remaining antigen inventory. If we determine that this inventory is not usable for commercial production, we will seek reimbursement for the loss from our insurance carriers; however, at this time we are uncertain if the loss, if any, will be reimbursed by our insurance carriers.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. Impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment loss recognized, if any, is the excess of the asset’s carrying value over the fair value of the long-lived asset. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

The long-lived assets at our manufacturing facilities in Atlanta, Georgia and in Orange County, California represent our most significant long-lived assets and have an average remaining estimated useful life of approximately 7.5 years. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth and costs of operations, requiring significant management judgments. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of September 30, 2013 included maintaining our current revenue levels and successfully implementing the cost reduction measures as further discussed in Note 14 – Subsequent Events. The recoverability test is particularly sensitive to our estimates of future revenue and operating expenses. For example, in our recoverability analysis as of September 30, 2013, a decrease in our revenue assumptions for future periods of less than 2%, without a corresponding decrease in operating expenses, would have indicated that the undiscounted cash flows were insufficient to recover the carrying value of our facility assets. In this analysis, the undiscounted cash flows exceeded the current net book value of our facility assets by 10%. Although we believe that our current underlying assumptions supporting this assessment are reasonable, if actual product revenues do not meet the levels we have forecasted or if we do not achieve the reductions in operating expense we have forecasted, we may be required to update the assumptions in our impairment analysis. Such updates to this analysis may impact the recoverability of these assets, which may result in a material charge to our statement of operations.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the first half of 2013, we adjusted our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $5.8 million for the nine months ended September 30, 2013. These adjustments decreased basic and diluted net loss per share by $0.04 for the nine months ended September 30, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the three and nine months ended September 30, 2013.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Product revenue, net	$67,982	$77,942	$208,848	$239,878
Royalty and other revenue	20	29	63	159

Total revenue	$68,002	$77,971	$208,911	$240,037

Net product revenue from the commercial sale of PROVENGE was $68.0 million and $208.8 million for the three and nine months ended September 30, 2013, respectively, and $77.9 million and $239.9 million for the three and nine months ended September 30, 2012, respectively. The decrease in 2013 was primarily attributable to new competition entering into PROVENGE’s labeled indication, with the FDA approval of ZYTIGA® (abiraterone acetate) in December 2012 and the compendia listing for Xtandi (Enzalutamide). These competitive products have primarily impacted our small- and low-volume accounts. Approximately 904 parent accounts, some of which have multiple sites, had infused our product as of the end of September 2013.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $7.3 million and $18.5 million for the three and nine months ended September 30, 2013, respectively, and $5.5 million and $19.2 million for the three and nine months ended September 30, 2012, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	10,426	12,837
Current provision related to sales made in prior periods	—	50
Adjustments	(2,128)	—
Payments/credits	(8,399)	(13,394)

Balance at September 30	$3,006	$6,558

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	4,682	5,719
Current provision related to sales made in prior periods	—	57
Payments/credits	(5,054)	(4,734)

Balance at September 30	$1,578	$1,927

Royalty revenue for the three and nine months ended September 30, 2013 and 2012 resulted from the recognition of royalties pursuant to a license agreement. Other revenue for the three and nine months ended September 30, 2013 and 2012 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Cost of product revenue	$46,933	$51,749	$134,106	$173,521
Gross profit (1)	21,049	26,193	74,742	66,357

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three and nine months ended September 30, 2013 as compared to the same periods of 2012 was primarily due to the sale of the New Jersey Facility to Novartis in December 2012, other restructuring activities and decreased product sales. Offsetting these decreases to cost of product revenue for the three and nine months ended September 30, 2013, is a charge of $6.3 million related to antigen inventory which was determined to fall out of quality specification and was not usable for commercial production. We have filed an insurance claim to seek recovery of the $6.3 million loss; however, at this time we are uncertain if this loss will be reimbursed by our insurance carriers.

As described in Note 5 – Inventory of Item I of this Form 10-Q, we have also identified an additional $38.0 million of antigen inventory at risk of being out of quality specification. We have initiated an investigation to determine the usability of this remaining antigen inventory. If we determine that this inventory is not usable for commercial production, we will seek reimbursement for the loss from our insurance carriers; however, at this time we are uncertain if the loss, if any, will be reimbursed by our insurance carriers.

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

For the nine months ended September 30, 2012, we used $4.7 million of zero-cost inventory; no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material in the first half of 2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase and we gain efficiencies in our manufacturing processes, we anticipate cost of product revenue as a percentage of product revenue will decline.

We anticipate our cost of product revenue as a percentage of revenue will decrease in future periods as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section, and in Note 14 – Subsequent Events of Item I of this Form 10-Q.

Research and Development Expenses

Research and development expenses were $17.6 million and $54.2 million for the three and nine months ended September 30, 2013, respectively, and $18.6 million and $55.7 million for the three and nine months ended September 30, 2012, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research. Our research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
Clinical programs	$10.1	$13.2	$29.6	$37.9
Supplier development expenses	1.3	1.5	5.4	4.9
Research programs	6.2	3.9	19.2	12.9

Total research and development expense	$17.6	$18.6	$54.2	$55.7

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

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
DN24-02	$1.1	$0.8	$3.5	$2.1
Other pipeline development	0.1	0.1	0.3	1.0

	$1.2	$0.9	$3.8	$3.1

Research and development costs associated with CA-9, CEA and TRPM8 for each period presented were not material.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the European Union. In September 2013, we announced the approval of PROVENGE in the European Union. Research and development costs associated with PROVENGE in the United States and in the E.U. for each period presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)		(In millions)
PROVENGE- United States	$13.8	$14.8	40.9	$43.5
PROVENGE- European Union	2.6	2.9	9.5	9.1

	$16.4	$17.7	$50.4	$52.6

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

We anticipate our research and development expenses for the remainder of 2013 will remain relatively consistent with the current quarter results. We also anticipate our research and development expenses will decrease in future periods starting in 2014 as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section and in Note 14 – Subsequent Events of Item 1 of this Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56.2 million and $185.5 million for the three and nine months ended September 30, 2013, respectively, and $68.1 million and $243.6 million for the three and nine months ended September 30, 2012, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations.

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2013 compared to the respective periods in 2012 was primarily due to decreases in non-cash stock-based compensation and other compensation expenses due to fewer executive separations in 2013 and headcount reductions related to the strategic restructuring plan announced on July 30, 2012.

We anticipate our selling, general and administrative expenses for the remainder of 2013 will remain relatively consistent with the current quarter results. We also anticipate our selling, general and administrative expenses will decrease in future periods starting in 2014 as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section and in Note 14 – Subsequent Events of Item 1 of this Form 10-Q.

Restructuring and Contract Termination Expenses

Restructuring – 2013

On November 12, 2013, we announced that we are restructuring the Company and implementing additional cost reduction measures. We expect as a result of restructuring that we will reduce cash operating expenses by approximately $125 million, as compared to 2013 results, which is a reduction of approximately 20%. The restructuring initiatives will include a reduction in our workforce of approximately 150 full-time employees who will be notified the week of November 12, 2013. We recorded a restructuring charge of $1.2 million in the third quarter of 2013 related to fees associated with planning and developing the restructuring plan.

Restructuring – 2012

On July 30, 2012, we announced that our Board of Directors had approved a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The restructuring initiatives included a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

On December 20, 2012, we announced the sale of the New Jersey Facility to Novartis for $43.0 million. As part of the agreement with Novartis, approximately 100 employees at the facility who were previously included in the workforce reduction were offered jobs with Novartis.

During the nine months ended September 30, 2013, we recorded charges of $1.4 million related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by $1.3 million for the nine months ended September 30, 2013 related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. We do not expect to incur additional restructuring charges for employee severance benefits related to the 2012 workforce reduction. The implementation of these restructuring initiatives has been substantially completed.

In addition, we recorded restructuring charges of $1.7 million during the nine months ended September 30, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses.

Interest Income

Interest income was $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. We receive interest income primarily from holdings of cash and investments. The decrease in interest income in 2013, compared to 2012, was due both to lower prevailing interest rates and lower investment balances.

Interest Expense

Interest expense was $13.5 million and $41.0 million for the three and nine months ended September 30, 2013, respectively, and $13.7 million and $41.3 million for the three and nine months ended September 30, 2012, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively, and $6.6 million and $19.5 million for the three and nine months ended September 30, 2012, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months and $13.4 million for each of the nine months ended September 30, 2013 and 2012. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million and $1.1 million during each of the three and nine months, respectively, ended September 30, 2013 and 2012.

Financing fees paid to the Wholesalers in the three and nine months ended September 30, 2013 decreased as compared to the same periods in 2012 due to lower revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

At September 30, 2013 and December 31, 2012, we had cash, cash equivalents and short-term and long-term investments of $233.3 million and $429.8 million, respectively. The decrease in these balances in 2013 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, including costs associated with clinical programs, supplier development and research, and selling, general and administrative expenses in support of our operations. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in the fourth quarter of 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $184.8 million and $154.6 million, respectively. The increase in net cash used in operating activities during the nine months ended September 30, 2013, compared to the same period in 2012, primarily resulted from increased inventory purchases, the timing of interest payments on our convertible debt, decreased sales of PROVENGE and payment of restructuring expenses in 2013, offset by decreased expenses as a result of the closure of the New Jersey Facility.

Net cash provided by investing activities was $88.0 million for the nine months ended September 30, 2013, compared with net cash used in investing activities of $44.3 million for the nine months ended September 30, 2012. Since our inception, investing activities, other than purchases and maturities of short-term and long-term investments, have consisted primarily of purchases of property and equipment. Expenditures related to investing activities for the nine months ended September 30, 2013 consisted primarily of purchases of investments of $77.3 million and purchases of property and equipment, primarily hardware and software expenditures, of $5.4 million, offset by maturities and sales of investments of $170.7 million. The increase in net cash provided by investing activities for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily related to a decrease in investment purchases.

Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 was $4.0 million and $1.5 million, respectively. Net cash used in financing activities in 2013 primarily related to payments on capital lease obligations, offset by the issuance of common stock under the Employee Stock Purchase Plan.

We have incurred significant losses and negative cash flows from operations since our inception. As of September 30, 2013, our accumulated deficit was $2.2 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of September 30, 2013, together with revenue generated from our commercial sales of PROVENGE and either growth in revenue and/or implementation of cost saving measures, as announced on November 12, 2013, will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, apply for regulatory approvals, potentially invest in commercial infrastructure outside the United States and invest in research and product development. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential liquidity needs including:

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

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 will cease effective October 2013 and August 2014. In addition, in April 2013, we subleased to a third party an additional 22,583 square feet at these premises, commencing in May 2013 through the remaining lease term.

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

We had a commitment as of September 30, 2013 with Fujifilm to purchase antigen of $29.3 million. We expect that payments on this commitment will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment. The leases have been treated as capital leases. The capital leases, with an aggregate remaining obligation at September 30, 2013 of $6.6 million, bear interest at rates ranging from 4.5% to 11.7% per year.

Financings from the Issuance of Convertible Notes

2016 Notes

On January 14, 2011, we entered into an underwriting agreement with J.P. Morgan Securities LLC (the “Underwriter”) relating to the offer and sale of $540 million aggregate principal amount of 2016 Notes. Under the terms of the underwriting agreement, we granted the Underwriter an option, exercisable within 30 days of the date of the agreement, to purchase up to an additional $80 million aggregate principal amount of 2016 Notes to cover overallotments. We issued $540 million in aggregate principal amount of 2016 Notes upon the closing of the offering on January 20, 2011. Net proceeds, after payment of underwriting fees and expenses, were $528.8 million. On January 31, 2011, the Underwriter exercised the overallotment option in full, and we closed on the sale of the additional $80 million in principal amount of 2016 Notes on February 3, 2011. Net proceeds from the exercise of the overallotment option, after payment of underwriting fees and expenses, were $78.3 million.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2013 and December 31, 2012.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of September 30, 2013, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $552.3 million, and the remaining unamortized debt discount was $67.7 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively, and $6.6 million and $19.5 million for the three and nine months ended September 30, 2012, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months and $13.4 million for each of the nine months ended September 30, 2013 and 2012.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of $3.0 million, were $82.3 million. The 2014 Notes were issued at face principal amount and pay interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. Record dates for payment of interest on the 2014 Notes are each June 1 and December 1. The maturity date of the 2014 Notes is June 15, 2014, unless earlier converted.

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

The 2014 Notes are convertible into our common stock at the option of the holder, initially at the conversion price of $10.28 per share, equal to a conversion rate of 97.2644 shares per $1,000 principal amount of 2014 Notes, subject to adjustment. There may be an increase in the conversion rate of the 2014 Notes under certain circumstances described in the 2014 Indenture; however, the number of shares of common stock issued will not exceed 114.2857 per $1,000 principal amount of 2014 Notes.

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

As of September 30, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of September 30, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three months and $1.1 million during each of the nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013 and December 31, 2012, we had short-term investments of $78.9 million and $165.4 million, respectively, and long-term investments of $66.7 million and $76.0 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of September 30, 2013, assuming a 100 basis point increase in market interest rates, would decrease by approximately $1.0 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our interim chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. The lawsuit was settled on terms set out in a Stipulation of Settlement (the “Stipulation”) filed with the District Court on April 24, 2013. Following final settlement approval by the District Court on August 2, 2013, the settlement has become final and effective as provided in the Stipulation; and the litigation has been dismissed against all defendants with prejudice.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties and alleges generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint. Briefing has concluded; we cannot predict whether the Court will entertain oral argument or when the Court may issue a ruling on the motion. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed and was argued on September 10, 2013. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss or the timing of a decision. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended September 30, 2013, including our consolidated financial statements and related notes, and information contained in our Annual Report on Form 10-K (“Annual Report”), and in our other filings from time to time with the Securities and Exchange Commission (“SEC”). The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2013.

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

*Adoption of PROVENGE for the treatment of patients with advanced prostate cancer may be slow or limited for a variety of reasons including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If PROVENGE is not successful in achieving broad acceptance as a treatment option for advanced prostate cancer, our business would be harmed.

The continued rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors, including competing therapies, the education of treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first-in-class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who may be less experienced with infusion treatments than oncologists. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE require educating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

*We may not be able to successfully achieve the full global market potential of PROVENGE.

PROVENGE is presently approved for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer in the United States and the European Union. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. To achieve global success for PROVENGE as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of PROVENGE may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing or reimbursement levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

*Products we may potentially commercialize and market may be subject to promotional limitations.

The FDA has the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may require us to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even after we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

Risks Relating to Manufacturing Activities

We closed one of our manufacturing facilities and we may close more of our manufacturing facilities, which could limit our ability to supply the market and may limit our product sales.

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

*We rely on complex information technology (IT) systems for various critical purposes, including timely delivery of product and maintaining patient confidentiality.

We have developed a comprehensive, integrated information technology (IT) system for the intake of physician orders for PROVENGE, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing PROVENGE. We rely on this system to maintain the chain of identity for each patient-specific dose of PROVENGE, and to ensure timely delivery of product prior to expiration. PROVENGE has a limited usable life of approximately 18 hours from the completion of the manufacturing process to patient infusion and accordingly maintaining accurate scheduling logistics is critical. In addition, this IT system stores and protects the privacy of the required patient information for the manufacture of PROVENGE. If our systems were to fail or be disrupted for an extended period of time we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third party, they could potentially access confidential patient information we obtain in manufacturing PROVENGE, which could cause us to suffer reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

Risks Relating to Our Financial Position and Operations

*Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.

On November 12, 2013, we announced a restructuring plan which will result in a reduction in headcount of approximately 150 full-time positions. In addition, on July 30, 2012, we announced a restructuring plan which resulted in a reduction in headcount of approximately 600 full-time and contractor positions, and the closing of our Morris Plains, New Jersey facility. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

*Because of reductions in our workforce related to our prior restructuring activities, we have reallocated certain employment responsibilities and have increased our dependence on third parties to perform certain corporate functions.

We restructured our operations in 2011, 2012 and 2013, which included reductions in our workforce. The reductions resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. In addition, because of these reductions, we are outsourcing certain corporate functions, which make us more dependent on third parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

*We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of September 30, 2013, our accumulated deficit was $2.2 billion and our net loss for the nine months ended September 30, 2013 was $208.1 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

*Forecasting sales of PROVENGE may continue to be difficult. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Our forecasting model for PROVENGE revenue may be inaccurate because of any number of factors. These factors may include competition for PROVENGE, slower than anticipated physician adoption of PROVENGE because of cautionary prescribing behavior due to lack of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost of the product, which is purchased by the physician on a buy and bill basis, and incurred over a short time period, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these or other factors individually or in the aggregate may impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

*We may require additional funding, and our future access to capital is uncertain.

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to additional commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including but not limited to the following:

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

*Our existing indebtedness could adversely affect our financial condition.

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

•	require us to dedicate a substantial portion of our cash to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves; or

•	place us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

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

The 2014 Notes are convertible into our common stock, initially at the conversion rate of 97.2644 shares per $1,000 principal amount, or $10.28 per share. The 2016 Notes are convertible into our common stock initially at the conversion rate of 19.5160 shares per $1,000 principal amount, or $51.24 per share, subject to adjustment. The number of shares of common stock issuable upon conversion of the 2014 Notes and 2016 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indentures under which the 2014 Notes and 2016 Notes were issued. The conversion of the 2014 Notes and potentially the 2016 Notes will result in the issuance of additional shares of common stock, diluting existing common stockholders.

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

Risks from Competitive Factors

*Delays to our expansion outside the United States may result in increased competitive challenges.

In September 2013, we announced the approval of PROVENGE in the European Union. Our strategy in Europe includes seeking a longer-term contract manufacturing partnership for production of PROVENGE in Europe, rather than building our own immunotherapy manufacturing facility, as well as revisiting our European clinical trial plan. Although we believe our commercialization strategy outside the United States will have long-term benefits for the Company from our near-term cash conservation and extended business planning strategy for the EU, delays to the commercialization of PROVENGE in the European

Union and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

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

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or regulatory approval and commercialize products more rapidly than we do, which may impact future sales of our products. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

*We could face competition for PROVENGE or other approved products from biosimilar products that could impact our profitability.

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

The Patient Protection and Affordable Care Act (“PPACA”) authorizes FDA approval of biosimilar products. PPACA establishes a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

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

*We are dependent on our leukapheresis network for raw materials required for the manufacture of PROVENGE.

The manufacture of each patient-specific dose of PROVENGE first requires that we obtain immune cells from the relevant patient, which is done through a leukapheresis process at a cell collection center with which we have contracted. We have entered into agreements with third-party cell collection and blood centers, including the American Red Cross, to perform this process for us. However there are a finite number of centers with the requisite skill, training, staffing and equipment to perform the leukapheresis procedure for PROVENGE patients and we cannot be certain that the leukapheresis network presently available to us will be sufficient to service demand at full capacity. If our manufacturing capacity expands, we may need to expand the leukapheresis network available to us prospectively through additional partnerships or other endeavors. There can be no assurance that we will be able to secure sufficient appropriate leukapheresis capacity to manufacture PROVENGE when and as desired. If we are unable to expand our access to these services as necessary, our revenues will suffer and our business would be harmed.

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

*Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

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

Although the constitutionality of key provisions of the PPACA was upheld by the Supreme Court, legislative changes to the PPACA remain possible. The issuance of additional regulations and the passage of additional or amended legislation may increase our costs and the complexity of compliance. Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

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

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA requires pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions required manufacturers that participate in federal health care programs to begin collecting such information on August 1, 2013. Manufacturers are required to report such data to CMS by March 13, 2014. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.

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

An attack that results in a breach of patient information may compromise our patients’ trust, resulting in devastating reputational damage, which could have major operational and financial impact on our business. Moreover, because we depend on information systems for our manufacturing process, a successful cyber-attack could limit the availability of our computing infrastructure thereby causing a disruption in our operations and negatively affecting our financial condition. Any such cyber-breach may subject the company to state and federal penalties. Finally, an information breach through cyber-attacks could require that we engage additional resources, thereby increasing our costs.

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

As previously reported, the Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. The lawsuit was settled on terms set out in a Stipulation of Settlement (the “Stipulation”) filed with the District Court on April 24, 2013. Following final settlement approval by the District Court on August 2, 2013, the settlement has become final and effective as provided in the Stipulation; and the litigation has been dismissed against all defendants with prejudice.

On May 16, 2013, a group of individual shareholders who elected to opt out of the class action settlement commenced their own action alleging securities fraud. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-CV- 872 JLR, names the same defendant parties and alleges generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint. Briefing has concluded; we cannot predict whether the Court will entertain oral argument or when the Court may issue a ruling on the motion. Until the motion to dismiss is resolved, discovery in the Bolling action is stayed. We cannot predict the outcome of the motion. If the litigation proceeds, however, the Company intends to defend the claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; the motion is fully briefed and was argued on September 10, 2013. Proceedings in the Silverberg action are otherwise stayed. We cannot predict the outcome of the motion to dismiss or the timing of a decision. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

*Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	the relative success of our commercialization efforts for PROVENGE;

•	developments concerning our competitors;

•	preclinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel;

•	our ability to protect our intellectual property, including in the face of changing laws;

•	announcements regarding significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

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

In September 2013, PROVENGE was approved in Europe. As a result, we expect to expand our presence in Europe, which may include importing, marketing, selling and distributing our products in European countries. Our clinical and commercial supply chain activities could occur outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three months ended September 30, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — July 31, 2013	9,139	$4.38	—	—
August 1 — August 31, 2013	—	—	—	—
September 1 — September 30, 2013	2,466	$2.88	—	—

Total	11,605	$4.06	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2013

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)