Form 10-K
period 2013-12-31
DENDREON CORP
filed 2014-03-03
CIK 1107332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing sale price of the registrant’s common stock on June 30, 2013, as reported by the NASDAQ Stock Market, was $636,254,809.

As of February 26, 2014, the registrant had outstanding 158,975,190 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant’s definitive Proxy Statement, which will be filed on or before April 30, 2014 with the Securities and Exchange Commission in connection with the registrant’s 2014 annual meeting of stockholders, are incorporated by reference into Part III of this Report, as noted therein.

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

Other potential product candidates we have under development include our investigational active cellular immunotherapy, DN24-02, which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Active cellular immunotherapies directed at carbonic anhydrase 9 (“CA-9”), an antigen highly expressed in renal cell carcinoma, and carcinoembryonic antigen (“CEA”), an antigen expressed in colorectal and other cancers, are in our portfolio. We also have investigated further development of an orally-available, small molecule targeting TRPM8 (Transient Receptor Potential, sub-family M) that could be applicable to treating multiple types of cancer. We currently do not have any active clinical programs related to CA-9, CEA or TRPM8.

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

PROVENGE® (sipuleucel-T)

Market for PROVENGE

The American Cancer Society estimates that in 2014 approximately 233,000 new cases of prostate cancer will be diagnosed in the United States, and approximately 29,480 men will die of prostate cancer in the

United States. Approximately 1 in 7 men will be diagnosed with prostate cancer during his lifetime, and prostate cancer is the second leading cause of cancer death in American men, behind only lung cancer. Castrate-resistant prostate cancer is an advanced stage of prostate cancer in which the tumor growth is no longer controlled by castration therapy; it is also referred to as androgen-independent prostate cancer or hormone-refractory prostate cancer.

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

In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. In 2013, Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with asymptomatic or minimally symptomatic metastatic castrate-resistant prostate cancer.

PROVENGE Commercialization

In 2013, we achieved net revenue from the sale of PROVENGE of $283.7 million, compared to $325.3 million in 2012 and $213.5 million in 2011. Approximately 935 parent accounts, some of which have multiple sites, had infused the product as of the end of 2013. Commercial sale of PROVENGE to date has been limited to the United States and is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”), and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

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

Clinical Trial — P10-2.    In August 2011, we initiated a Phase 2 trial to examine the sequencing of PROVENGE and androgen deprivation therapy (“ADT”) in men with non-metastatic prostate cancer and a rising serum prostate specific antigen (PSA) after primary therapy. This multicenter trial has completed enrollment. All subjects receive active treatment, but are randomized into one of two arms. Patients in Arm A receive PROVENGE and two weeks later begin one year of ADT. In Arm B, patients receive twelve weeks of ADT before beginning PROVENGE and continue ADT for a total of one year. In both arms, three infusions of PROVENGE are given, each approximately two weeks apart. The trial is intended to evaluate whether ADT started before or after PROVENGE leads to superior augmentation of immune response to PROVENGE and will also evaluate safety, immune responses over time, PROVENGE product parameters and changes in PSA.

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

Clinical Trial — P11-1.    In July 2012, we initiated a Phase 2 trial of sipuleucel-T in Europe, which is intended to demonstrate that product manufacturing and logistics can be conducted successfully in Europe. Additional safety data in men with metastatic castrate-resistant prostate cancer will also be gathered as part of the trial. Four clinical trial sites have been identified, one each in Austria, France, The Netherlands, and United Kingdom. The first subject initiated treatment on September 28, 2012. The study is anticipated to enroll up to 45 subjects.

Clinical Trial — P11-3.    In December 2011, we initiated a Phase 2 trial in the United States to examine PROVENGE with concurrent versus sequential administration of abiraterone acetate plus prednisone in men with metastatic castrate-resistant prostate cancer. This multicenter trial has completed enrollment. Subjects randomized to this trial receive 3 infusions of PROVENGE and 26 weeks of abiraterone acetate plus prednisone treatment. Subjects are randomized to one of two treatment arms; Arm A patients receive PROVENGE and abiraterone acetate plus prednisone at the same time and Arm B patients receive PROVENGE first, then abiraterone acetate plus prednisone approximately 10 weeks later. We are conducting this trial to explore the effect of the sequencing of these two treatments on antigen-presenting cell activation, as measured by cumulative CD54 upregulation. We will also be evaluating sipuleucel-T product parameters, peripheral immune response, safety, changes in serum PSA and overall survival.

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

Clinical Trial — P10-1.    In October 2011, we initiated a follow-on clinical trial to P-11. This trial will evaluate the immune response elicited from a second sipuleucel-T regimen following disease progression in P-11 subjects previously treated with sipuleucel-T. The safety of administering a second sipuleucel-T regimen will also be evaluated as well as any correlation between a sipuleucel-T immune response and overall survival. Enrollment of up to 90 former P-11 subjects is planned at 10 sites in the United States.

Clinical Trial — P12-1.    In September 2013, we initiated a clinical study called PREDICT (Predictive Characteristics for Metastatic Disease in CRPC Patients), or P12-1. This multicenter United States study is currently enrolling with a target enrollment of 2,000 patients. The study’s primary objective is to evaluate characteristics predictive of a baseline imaging study positive for distant metastases (M1) in patients with castration-resistant prostate cancer (CRPC) and no known M1.

Clinical Trial — P12-2.    In September 2013, we initiated a Phase 2 trial in the United States to examine PROVENGE with concurrent versus sequential administration of enzalutamide in men with metastatic castrate-

resistant prostate cancer. This multicenter trial is currently enrolling. Subjects randomized to this trial receive 3 infusions of PROVENGE and 52 weeks of enzalutamide treatment. Subjects are randomized to one of two treatment arms; Arm A patients receive PROVENGE and enzalutamide, at the same time and Arm B patients receive PROVENGE first, then enzaluatmide 10 weeks later. We are conducting this trial to explore the effect of the sequencing of these two treatments on antigen-presenting cell activation, as measured by cumulative CD54 upregulation. We will also be evaluating sipuleucel-T product parameters, peripheral immune response, safety, changes in serum PSA and overall survival.

Product Candidates in Research and Development

Active Cellular Immunotherapies and Immunotherapy Targets

DN24-02.    DN24-02 is our investigational active cellular immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. Results from an earlier Phase 1 study targeting the HER2/neu antigen showed that treatment stimulated significant immune responses in patients with advanced, metastatic HER2/neu positive breast cancer, which were shown to be enhanced following booster infusions. Twenty-two percent of patients had evidence of anti-cancer activity. This included one patient who experienced a partial response lasting approximately 6 months and three patients who had stable disease for over a year (74.9-94.0 weeks) without the addition of any other cancer therapy other than the continuation of bisphosphonates. Two additional patients had stable disease for up to 20 weeks. These results were published in the August 20, 2007 issue of the Journal of Clinical Oncology. In June 2011, we initiated a Phase 2 trial of DN24-02 called NeuACT (NEU Active Cellular immunoTherapy), or N10-1. This open-label trial will evaluate DN24-02 as adjuvant investigational treatment versus standard of care in subjects with high risk HER2+ urothelial carcinoma following surgical resection. We are conducting the trial to evaluate overall survival, disease-free survival, the safety of DN24-02, CD54 upregulation in the product, and immune response following administration of DN24-02. Up to 180 subjects will be enrolled in the United States. We enrolled our first patient in this trial in September 2011.

CA-9 Antigen.    We have access to the CA-9 antigen through an in-license. Over 75% of primary and metastatic renal cell carcinomas highly express the transmembrane protein CA-9, whereas expression of CA-9 in normal kidneys is low or undetectable. CA-9 is also expressed in other cancers such as non-small cell lung and breast tumors, but not in the corresponding normal tissue. As such, we believe that CA-9 represents an attractive antigen target for study as a potential immunotherapy target. In May 2006, preclinical data were presented at the American Association of Immunology Conference demonstrating that an active immunotherapy product made using CA-9 antigen expressed using our Antigen Delivery Cassette significantly prolonged survival in animal tumor models. We currently do not have any active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CA-9.

CEA.    We have access to CEA through an in-license. CEA was found to be present on 70% of lung cancers, virtually all cases of colon cancers and approximately 65% of breast cancers. We currently do not have any active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CEA in breast, lung and colon cancer.

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

Manufacturing and Commercial Infrastructure

To support our commercialization efforts, we have developed manufacturing facilities and related operations that we believe are sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate. At the time of commercial launch of PROVENGE, manufacturing was conducted in our New Jersey Facility. Since the commercial manufacture of PROVENGE began in May 2010, we built our Atlanta Facility and our Orange County Facility. In December 2012, we sold the New Jersey Facility to Novartis.

In February 2011, we entered into a technology transfer and manufacturing agreement with a third-party manufacturer for the manufacture of PROVENGE for clinical trials and prospective commercial sale in Europe following European Medicines Agency (“EMA”) marketing approval.

As of December 31, 2013, our manufacturing operations consisted of approximately 400 employees, a decrease from 500 employees as of December 31, 2012 due to the 2013 and 2012 restructurings and workforce reductions, including the sale of the New Jersey Facility. Our commercial team included approximately 140 employees in sales, marketing, and market access support as of December 31, 2013, a decrease from 180 employees as of December 31, 2012.

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

Starting on December 19, 2013, we agreed with FDA to notify certain physician customers that we released, in limited circumstances, one or more doses of PROVENGE that did not meet the potency release specification for CD54 upregulation. The error affected less than 0.3% of PROVENGE commercial doses released since commercial launch. CD54 upregulation is a measure of antigen presenting cell activation and one of two product potency measurements used to release product. All other release specifications for the product were met. As a result, certain doses of PROVENGE which were administered may not have been effective or as effective for the approved indication, and the notification was limited to those physicians who had patients that were affected. We promptly corrected the issue that caused these doses to be released. The FDA has not placed any restrictions on our ability to manufacture or distribute PROVENGE, and has determined the Company’s notification actions to be effective and now considers this matter closed. As a result, the Agency recently posted the related information on its website.

Supplies and Raw Materials

We currently depend on specialized vendor relationships that are not readily replaceable for some of the components for our active immunotherapy candidates. One of these components is the antigen used in the manufacture of PROVENGE, which is supplied to us under a supply agreement with Fujifilm Diosynth Biotechnologies (“Fujifilm”). The second amendment to the supply agreement with Fujifilm extended the term of the agreement through December 31, 2018. Unless terminated, the agreement will renew automatically thereafter for additional 5-year terms. The agreement may be terminated upon written notice by us or Fujifilm at least

24 months before the end of a renewal term or by either party in the event of an uncured material breach or default by the other party. As of December 31, 2013, we had remaining commitments with Fujifilm to purchase antigen of $22.7 million. We expect payments on these commitments will continue through 2014.

The cell separation devices and related media that isolate the cells for our active immunotherapy product candidates from a patient’s blood and other bodily fluids are manufactured by third-party contractors in compliance with current Good Manufacturing Practices (“cGMP”). We use third-party contractors to produce commercial quantities of these devices for PROVENGE.

Intellectual Property

As a matter of regular course, we have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. PROVENGE is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We have three issued United States patents with claims relating to immunostimulatory compositions, including PROVENGE, and to methods of treating specific diseases, including prostate cancer, using the immunostimulatory compositions. We also have four issued United States patents with claims relating to the cell separation devices and related media and certain aspects of the manufacturing process used to produce PROVENGE. Our United States patents related to PROVENGE are scheduled to expire between 2014 and 2018. Outside the United States, we have, in certain territories, corresponding issued patents related to PROVENGE that are scheduled to expire between 2015 and 2019. Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge, it may be possible to continue to obtain the commercial benefits of market exclusivity from other characteristics such as clinical trial data, product manufacturing trade secrets, uses for products, and special formulations of the product or delivery mechanisms.

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

In 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. In 2013, Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with asymptomatic or minimally symptomatic metastatic castrate-resistant prostate cancer.

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

We are also subject to a variety of regulations governing post-marketing obligations for our product in the European Union. As part of the approval process governed by European regulations, a company may be required to complete post marketing commitments as a condition of approval to assess additional information regarding the safety of a product. The EMA may require post-marketing studies to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to complete post-marketing requirements in a timely manner may result in substantial fines including the risk to continued marketing in the European Union.

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

In addition, the federal Physician Payment Sunshine Act will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare & Medicaid Services (“CMS”) recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, requiring manufacturers to begin tracking on August 1, 2013 and reporting payment data to CMS by March 31, 2014. Failure to comply with the reporting obligations may result in civil monetary penalties.

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

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”), which we were awarded in September 2012. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the VA, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

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

European Regulatory Authorities for Reimbursement

In the European Union, national governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

EMPLOYEES

As of February 26, 2014, we had approximately 755 employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union, and we believe that our relations with our employees are good.

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

ITEM 1A.    RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition, future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2013, including our consolidated financial statements and related notes, and in our other filings from time to time with the SEC).

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

Prior to the launch of PROVENGE in May 2010, we had never sold or marketed a pharmaceutical product. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on PROVENGE to generate substantially all of our revenue and fund our operations from product sales. Our ability to maintain or increase our revenues for PROVENGE will depend on, and may be limited by, a number of factors, including the following:

•

acceptance of and ongoing satisfaction with PROVENGE as the first in a new class of therapy by the medical community, patients receiving therapy and third-party payers in the United States, and eventually in foreign markets if we receive marketing approvals abroad and decide to sell PROVENGE in those markets;

•

our ability to develop and expand market share, both in the United States and potentially in the rest of the world if we receive marketing approvals outside the United States and decide to sell PROVENGE in those markets, in the midst of numerous competing products for late-stage prostate cancer, many of which are commercially available or in late-stage clinical development;

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

•	whether competing therapies are prescribed in place of PROVENGE for certain patients or are perceived as superior to PROVENGE by physicians or patients;

•	the safety and efficacy of PROVENGE, both actual and perceived;

•	our ability to maintain prescribing information, also known as a label, that is substantially consistent with current prescribing information for PROVENGE;

•	adequate coverage or reimbursement for PROVENGE by government healthcare programs and third-party payers, including private health coverage insurers and health maintenance organizations;

•	the rate of growth or contraction, if any, of the overall market into which PROVENGE is sold;

•	our ability to sell PROVENGE in the U.S. despite significant turnover in our sales force; and

•	the ability of patients to afford any required co-payments for PROVENGE.

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

PROVENGE and other products we may potentially commercialize and market may be subject to promotional limitations.

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

The continued rate of adoption of PROVENGE for advanced prostate cancer and the ultimate market size will be dependent on several factors, including competing therapies and the education of treating physicians on the patient treatment process with PROVENGE and immunotherapies generally. As a first-in-class therapy, PROVENGE utilizes a unique treatment approach, which can have associated challenges in practice for treating physicians. A significant portion of the prospective patient base for treatment with PROVENGE may be under the care of urologists who may be less experienced with infusion treatments than oncologists. Acceptance by urologists of PROVENGE as a treatment option may be measurably slower than adoption by oncologists of PROVENGE as a therapy and may require more educational effort by us. In addition, the tight manufacturing and infusion timelines required for treatment with PROVENGE require educating physicians to adjust practice mechanics, which may result in delay in market adoption of PROVENGE as a preferred therapy.

Risks Relating to Manufacturing Activities

We sold one of our manufacturing facilities and we may close or sell more of our manufacturing facilities, which could limit our ability to supply the market and may limit our product sales.

In 2012, we sold our Morris Plains, New Jersey manufacturing facility to Novartis. We may decide to close or sell more of our manufacturing facilities in the future. Manufacturing PROVENGE is very complex and time-sensitive. With fewer manufacturing facilities, it may be difficult for us to meet the commercial demand for PROVENGE, especially in certain parts of the country. In addition, having fewer manufacturing facilities exposes us to greater risk that problems with any individual facility, or regional issues such as natural disasters or terrorist attacks, could have a greater effect on our overall ability to supply the market. If we cannot meet demand, we could lose product sales and our revenue and reputation with physicians would suffer. In addition, our business could be materially harmed and our results of operations would be adversely impacted.

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

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the United States with the support of third party manufacturers for certain processes and plan to manufacture any other product candidates ourselves. We have contracted with a third-party manufacturer in order to supply clinical trials and potential future commercial production in the European Union, and we are presently reliant on the ability of the third party to adequately support our clinical trials and potential future commercial production in the E.U. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

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

We rely on complex information technology (IT) systems for various critical purposes, including timely delivery of product and maintaining patient confidentiality.

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

It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to additional commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including but not limited to the following:

•	sales of PROVENGE in the United States;

•	the rate of progress and cost of our research and development and clinical trial activities;

•	the need to establish additional manufacturing and distribution capability for the potential foreign marketing of PROVENGE; and

•	the need to remain competitive because of the introduction into the marketplace of other products approved in our indication and other adverse market developments.

We may not be able to obtain additional financing if and when needed. If adequate funds are not available, we may be required to:

•	engage in equity financings that would be dilutive to current stockholders;

•	delay or reduce the scope of our efforts to commercialize PROVENGE;

•	delay, reduce the scope of or eliminate one or more of our development programs;

•

obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

In addition, the capital and credit markets have experienced extreme volatility and historical disruptions have led to uncertainty and liquidity issues for both companies seeking equity or debt refinancing and investors and lenders. In the future, we may not be able to obtain capital market financing on favorable terms, or at all, which could have a material adverse effect on our business and results of operations.

We may elect to issue additional shares of our common stock or other securities that may be convertible into our common stock, which could result in dilution to our existing stockholders.

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

As of December 31, 2013, our accumulated deficit was $2.3 billion and our net loss for year ended December 31, 2013 was $296.8 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.

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

Our forecasting model for PROVENGE revenue may be inaccurate because of any number of factors. These factors may include competition for PROVENGE and slower than anticipated physician adoption of PROVENGE because of cautionary prescribing behavior due to lack of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost of the product, which is purchased by the physician on a buy and bill basis, and incurred over a short time period, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these or other factors individually or in the aggregate may impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock. Our business, financial condition and future prospects could suffer as a result of carrying out strategic alternatives in the future.

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

In order to preserve our net operating loss carryforwards, we must ensure that there has not been a “change of control” of our company. A “change of control” includes a more than 50 percentage point increase in the ownership of our company by certain equity holders who are defined in Section 382 of the Internal Revenue Code as “5 percent shareholders.” Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity of Section 382 of the Code and because of limitations on a publicly-traded company’s knowledge as to the ownership of, and transactions in, its securities. Therefore, the calculation of the amount of our net operating loss carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. Our ability to fully utilize our net operating losses could be limited if there have been past ownership changes or if there are future ownership changes resulting in a change of control for Section 382. Additionally, future changes in tax legislation could negatively affect our ability to use the tax benefits associated with our net operating losses.

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

Furthermore, in 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. In 2013, Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with asymptomatic or minimally symptomatic metastatic castrate-resistant prostate cancer.

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

PPACA authorizes FDA approval of biosimilar products. PPACA establishes a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

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

An Investigative New Drug (“IND”) application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case, or the FDA may insist on changes to the clinical study resulting in significant delays. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

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

Regulatory authorities could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. PROVENGE and our investigational cellular immunotherapies are novel. As a result, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of PROVENGE outside the United States and with respect to our active immunotherapy products under develop-

ment. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. Many of the patients in the United States who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered in physician offices, including PROVENGE, is set at ASP plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2013, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for PROVENGE.

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

PROVENGE also is made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including the PPACA. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for each unit of our drug paid for by those programs. The rebate amount for a drug varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price (“AMP”) for the drug, and in the case of innovator products such as PROVENGE, the quarterly best price (“BP”), which is our lowest price in a quarter to any commercial or non-governmental customer. The formula for determining the rebate amount, using those data, is set by law, and for innovator products like PROVENGE is the greater of 23.1% of AMP or the difference between AMP and BP. The rebate amount for innovator products also must be adjusted upward for price increases that outpace inflation.

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

We also make PROVENGE available for purchase by authorized users of the Federal Supply Schedule (“FSS”), of the General Services Administration pursuant to an FSS contract with the VA that was awarded to Dendreon in mid-2012. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the VA, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

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

Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. In addition to the federal and state disclosure and gift ban laws, certain countries outside of the United States have similarly enacted disclosure laws that the company in its activities may be subjected to from time to time. Although we seek to structure our interactions in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws or laws outside the United States.

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

As previously reported, the Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. 2:11-cv-1291 JLR. As previously reported, the lawsuit was settled on stipulated terms that received final Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and alleges generally underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants intend to file a motion to dismiss. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending these claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. 2:11-cv-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Company has asked the Court to stay the litigation pending the outcome of the Bolling litigation. For his part, plaintiff in the Silverberg complaint has filed a motion to establish an expedited trial schedule in the action (a motion that the Company and defendants have opposed) and has served initial discovery requests. The motions are awaiting decision, and we cannot predict their outcome. There have been no other proceedings in the Washington-based derivative actions. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs of these proceedings, subject to the policies’ terms and conditions.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

•	the relative success of our commercialization efforts for PROVENGE;

•	developments concerning our competitors;

•	preclinical and clinical trial results and other product development activities;

•	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

•	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	developments concerning our key personnel;

•	our ability to protect our intellectual property, including in the face of changing laws;

•	announcements regarding our significant collaborations or strategic alliances;

•	publicity regarding actual or potential performance of products under development by us or our competitors;

•	market perception of the prospects for biotechnology companies as an industry sector; and

•	general market and economic conditions.

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

We are also subject to provisions of Delaware law that could have the effect of delaying, deferring or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied.

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

Risks Relating to Foreign Operations

Risks associated with operating in foreign countries could materially adversely affect our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal research, development and administrative facilities are located in Seattle, Washington and Bridgewater, New Jersey. In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. In addition, in April and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May and December 2013, respectively, and continuing through the remaining term. In February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. The initial term is for ten years, with one renewal term of five years. Additionally, we lease approximately 2,400 square feet of office space in Morrisville, North Carolina under a lease expiring in October 2014.

In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following construction and build-out, which was completed in 2010. The initial term is for ten and a half years expiring in August 2020, with five renewal terms of five years each. In August 2009, we entered into a lease for the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out, which was completed in 2010. The initial term is for ten and a half years expiring in December 2019, with five renewal terms of five years each. We also leased the New Jersey Facility, consisting of approximately 158,000 square feet of manufacturing space; in December 2012, we assigned this lease to Novartis as part of the sale of the New Jersey Facility and were released from future obligations under this lease. To support our commercialization efforts, we have made significant investments in manufacturing facilities and related operations. Commercial sale of PROVENGE is currently supported by our Orange County Facility and our Atlanta Facility. We believe the capacity at these two manufacturing facilities will be sufficient to handle the manufacturing of PROVENGE in the volumes that we anticipate.

We believe that our existing properties are in good condition and suitable for the conduct of our business.

ITEM 3.    LEGAL PROCEEDINGS

The Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. 2:11-cv-1291 JLR. As previously reported, the lawsuit was settled on stipulated terms that received final Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and alleges generally underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants intend to file a motion to dismiss. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. 2:11-cv-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Company has asked the Court to stay the litigation pending the outcome of the Bolling litigation. For his part, plaintiff in the Silverberg complaint has filed a motion to establish an expedited trial schedule in the action (a motion that the Company and defendants have opposed) and has served initial discovery requests. The motions are awaiting decision, and we cannot predict their outcome. There have been no other proceedings in the Washington-based derivative actions. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Market under the symbol “DNDN.” The following table sets forth, for the periods indicated, the high and low reported intraday sale prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Year ended December 31, 2013
First quarter	$7.22	$4.50
Second quarter	4.98	3.80
Third quarter	5.38	2.69
Fourth quarter	3.52	2.23
Year ended December 31, 2012
First quarter	$17.04	$7.31
Second quarter	12.21	5.69
Third quarter	7.48	4.17
Fourth quarter	5.64	3.69

On February 26, 2014, the last reported sale price of our common stock on the NASDAQ Global Market was $2.98 per share. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our equity compensation plans.

Recordholders.    As of February 26, 2014, there were 266 holders of record of our common stock.

Dividends.    We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not currently anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors and will depend upon our financial condition, results of operations, capital requirements and other factors.

Share Repurchases.    The following table sets forth information with respect to purchases of shares of common stock made during the three months ended December 31, 2013 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31, 2013	9,137	$2.70	—	—
November 1 — November 30, 2013	4,293	2.97	—	—
December 1 — December 31, 2013	108,982	2.99	—	—

Total	122,412	$2.97	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

Performance Comparison Graph

The following graph shows the total stockholder return of an investment of $100 on December 31, 2008 in cash in our common stock and in each of the following indices: (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends, for which none have been declared or paid, and are calculated as of December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dendreon Corporation, the NASDAQ Composite Index

and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Product revenue, net	$283,676	$325,333	$213,511	$47,957	$—
Royalty and other revenue	70	197	128,102	100	101

Total revenue	283,746	325,530	341,613	48,057	101
Operating expenses, including cost of product revenue	526,773	665,333	633,309	340,221	100,142

Loss from operations	(243,027)	(339,803)	(291,696)	(292,164)	(100,041)
Net interest expense	(53,692)	(53,908)	(46,290)	(444)	(1,357)
Loss on debt conversion	—	—	—	(4,716)	—
Loss from valuation of warrant liability	—	—	—	(142,567)	(118,763)
Other income (expense)	(85)	101	180	—	—
Income tax benefit	—	—	—	411	—

Net loss	$(296,804)	$(393,610)	$(337,806)	$(439,480)	$(220,161)

Basic and diluted net loss per share	$(1.95)	$(2.65)	$(2.31)	$(3.18)	$(2.04)

Shares used in computation of basic and diluted net loss per share	151,985	148,777	146,163	138,206	108,050

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short- and long-term investments	$199,441	$429,849	$617,696	$277,296	$606,386
Working capital	179,987	383,348	592,506	280,315	441,550
Total assets	434,401	721,119	1,001,491	603,953	735,415
Warrant liability	—	—	—	—	132,953
Long-term liabilities and obligations, less current portion	578,291	582,564	571,138	61,100	68,915
Total stockholders’ equity (deficit)	(247,651)	34,613	352,637	492,774	503,564

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Commercial sale of PROVENGE began in May 2010. Approximately 935 parent accounts, some of which have multiple sites, had infused our product as of the end of December 2013. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

Prior to the sale of the New Jersey Facility, we announced on July 30, 2012 that we had initiated a strategic restructuring plan that included re-configuring our manufacturing model with the planned closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The implementation of these restructuring initiatives has been substantially completed.

On November 12, 2013, we announced that we are restructuring the Company and implementing additional cost reduction measures. Following the restructuring, we will have approximately 800 employees. As a result of this restructuring plan, we recorded restructuring charges of $1.8 million in the third and fourth quarters of 2013 related to fees associated with planning, developing and implementing the restructuring plan, and an initial restructuring charge of $7.1 million in the fourth quarter of 2013 related to severance and other termination benefits. We expect to record additional expense of $0.4 million related to severance and other termination benefits for the 2013 restructuring in the first quarter of 2014. We expect that the benefits of this restructuring plan will begin to be realized as early as the first quarter of 2014. We expect the restructuring initiatives will take up to 6 months to implement.

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

As of December 31, 2013, our manufacturing operations consisted of approximately 400 employees, a decrease from 500 employees as of December 31, 2012 due to the 2013 and 2012 restructurings and workforce reductions, including the sale of the New Jersey Facility. Our commercial team included approximately 140 employees in sales, marketing, and market access support as of December 31, 2013, a decrease from 180 employees as of December 31, 2012.

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

We periodically evaluate our inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. Currently, the estimated remaining life of our raw material inventory is approximately 3 years. We expect to realize the carrying value of our inventory.

In addition, we evaluate our inventory for impairment when events and circumstances indicate that our inventory may not meet the quality specifications required to be used in commercial production. If we determine it is likely that inventory does not meet quality specifications, we record an impairment of this inventory. Refer to Results of Operations – Cost of Product Revenue for disclosure of impairment losses recorded in 2013 related to inventory which no longer met quality specifications.

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

The long-lived assets at our manufacturing facilities in Atlanta, Georgia and in Orange County, California represent our most significant long-lived assets and have an average remaining estimated useful life of approximately 7.0 years. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth and costs of operations, requiring significant management judgments. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of December 31, 2013 included maintaining our current revenue levels and successfully implementing the cost reduction measures as further discussed in Note 13 – Restructuring, Contract Termination and Asset Impairment of Item 8 of this Form 10-K. The recoverability test is particularly sensitive to our estimates of future revenue and operating expenses. Although we believe that our current underlying assumptions supporting this assessment are reasonable, if actual product revenues do not meet the levels we have forecasted or if we do not achieve the reductions in operating expense we have forecasted, we may be required to update the assumptions in our impairment analysis. Such updates to this analysis may impact the recoverability of these assets, which may result in a material charge to our statement of operations.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options and awards under our Employee Stock Purchase Plan are calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In 2013, we increased our estimated forfeiture rates based on our historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $7.5 million for the year ended December 31, 2013. These adjustments decreased basic and diluted net loss per share by $0.05 for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Revenue

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Product revenue, net	$283,676	$325,333	$213,511
Royalty revenue	2	115	128,020
Collaborative revenue	68	82	82

Total revenue	$283,746	$325,530	$341,613

Net product revenue is from the commercial sale of PROVENGE for all years presented. Approximately 935 parent accounts, some of which have multiple sites, had infused our product as of the end of December 2013. The decrease in net product revenue in 2013 was primarily attributable to new competition entering into PROVENGE’s labeled indication, with the FDA approval of ZYTIGA® (abiraterone acetate) in December 2012 and the compendia listing for Xtandi (Enzalutamide) in March 2013. These competitive products have primarily impacted our small- and low-volume accounts.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $30.2 million, $21.6 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013 and 2012, we revised our estimate of outstanding chargebacks related to PHS-eligible providers, resulting in a reduction in the chargebacks reserve and an increase in net product revenue of $2.8 million and $3.8 million, respectively. The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	15,070	16,615
Current provision related to sales made in prior periods	—	50
Adjustments	(2,775)	(3,824)
Payments/credits	(11,862)	(16,799)

Balance at December 31	$3,540	$3,107

The following is a roll forward of our chargebacks reserve associated with the GPO programs:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$182	$—
Current provision related to sales made in current period	11,031	779
Payments/credits	(9,623)	(597)

Balance at December 31	$1,590	$182

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	6,459	7,600
Current provision related to sales made in prior periods	—	57
Payments/credits	(6,621)	(6,592)

Balance at December 31	$1,788	$1,950

Royalty revenue for the years ended December 31, 2013, 2012 and 2011 resulted from the recognition of royalties pursuant to license agreements. In the third quarter of 2011, we began receiving royalties on Merck’s sales of VICTRELISTM (boceprevir) for the treatment of chronic hepatitis C, which was approved in May 2011. We received royalties on worldwide net sales of boceprevir pursuant to the terms of a license and collaboration agreement. We recorded royalty revenue of $3.0 million during the year ended December 31, 2011, related to royalties received on sales of this product. In the fourth quarter of 2011, we sold this royalty to an unrelated third-party for $125.0 million and recognized the full amount as revenue, as we have no further obligations under the agreement. Collaborative revenue for the years ended December 31, 2013, 2012 and 2011 resulted from the recognition of deferred revenue related to a license agreement.

Cost of Product Revenue

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of product revenue	$166,328	$227,892	$159,090
Loss on inventory impairment	46,246	—	—
Gross profit(1)	71,102	97,441	54,421

(1)	Gross profit is calculated by subtracting cost of product revenue and loss on inventory impairment from net product revenue.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue in 2013 was primarily due to the sale of the New Jersey Facility to Novartis in December 2012, other restructuring activities and decreased product sales.

For the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory, which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. This charge is included in “Loss on inventory impairment” on our consolidated statement of operations. We have insurance coverage for up to $30 million for antigen losses of the type we believe we have sustained, although reimbursement cannot be assured with certainty at this time. We have filed an insurance claim to seek recovery for these losses. We are awaiting further information and, ultimately, reimbursement from our insurance carrier. As such, we are continuing to investigate the loss and are exploring all available options for recoverability. We believe no other antigen inventory was at risk of being out of quality specification at December 31, 2013.

The increase in cost of product revenue in 2012 was due to increased sales of PROVENGE and additional FDA approved manufacturing capacity. Upon FDA approval of the remaining capacity of the New Jersey Facility in March 2011, the Orange County Facility in June 2011 and the Atlanta Facility in August 2011, all commercial manufacturing costs at these facilities are included in cost of product revenue. Prior to FDA approval of these facilities, these costs were classified as selling, general and administrative expense. Offsetting the increase in cost of product revenue in 2012 was a decrease in cost of product revenue in the second half of 2012 due to certain adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments included the reversal of accrued bonus for terminated employees and the reversal of stock-based compensation expense related to unvested awards of terminated employees. In addition, cost of product revenue in the second half of 2012 included reduced depreciation expense related to the New Jersey Facility due to the impairment of property and equipment at this facility in the third quarter of 2012 as a result of its planned closure in the fourth quarter.

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

For the years ended December 31, 2012 and 2011, we used $4.7 million and $18.4 million, respectively, of zero-cost inventory; no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material prior to the second half of 2012.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase and we gain efficiencies in our manufacturing processes, we anticipate cost of product revenue as a percentage of product revenue will decline.

We anticipate our cost of product revenue as a percentage of revenue will decrease in 2014, as compared to 2013, as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section, and in Note 13 – Restructuring, Contract Termination and Asset Impairment of Item 8 of this Form 10-K.

Research and Development Expenses

Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research programs. Our research and development expenses were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Clinical programs	$39.1	$49.6	$42.4
Supplier development expenses	7.0	7.8	19.5
Research programs	24.7	17.2	12.4

Total research and development expense	$70.8	$74.6	$74.3

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

	Year Ended December 31,
	2013	2012	2011
	(In millions)
PROVENGE — United States	$53.7	$58.7	$49.4
PROVENGE — European Union	11.5	12.1	18.9

	$65.2	$70.8	$68.3

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

•

Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in our portfolio. We currently do not have any active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CA-9 or CEA.

•

TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012. We currently do not have any active clinical programs related to the small molecule targeting TRPM8.

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
DN24-02	$5.0	$2.7	$3.0
CA-9	—	0.4	2.0
TRPM8	—	—	0.5
Other early pipeline development	0.6	0.7	0.5

	$5.6	$3.8	$6.0

Research and development costs associated with CEA for each year presented were not material.

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

We anticipate that research and development expenses will decrease in future periods starting in 2014 as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section and in Note 13 – Restructuring, Contract Termination and Asset Impairment of Item 8 of this Form 10-K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $232.8 million, $317.1 million and $361.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations. In addition, selling, general and administrative expenses in 2011 included the expenses associated with the portion of the New Jersey Facility which was not commercially opera-

tional during the first quarter of 2011, the Orange County Facility for the first half of 2011 and the Atlanta Facility into the third quarter of 2011, including related costs of personnel in training.

The decrease in selling, general and administrative expenses for the year ended December 31, 2013 compared to the 2012 was primarily due to decreases in non-cash stock-based compensation and other compensation expenses due to fewer executive separations in 2013 and headcount reductions related to the restructuring plans announced on November 12, 2013 and July 30, 2012. In addition, stock-based compensation expense decreased related to increases to our estimated forfeiture rates based on our historical forfeiture data in 2013.

Selling, general and administrative expenses for 2012 decreased as compared to 2011 primarily due to manufacturing facility-related costs. These costs were included in selling, general and administrative expenses prior to FDA approval of the facilities for commercial manufacture in 2011, and are included in cost of product revenue upon FDA approval. Pre-operational costs incurred at the facilities and for start-up activities were approximately $87.0 million for the year ended December 31, 2011. In addition, selling, general and administrative expenses decreased in 2012 due to certain adjustments recorded as a result of the strategic restructuring plan announced on July 30, 2012. These adjustments include the reversal of accrued bonuses for terminated employees and the reversal of stock-based compensation expense related to unvested awards of terminated employees. Offsetting these decreases in selling, general and administrative expenses were increased payroll and non-cash stock-based compensation costs due to certain executive separations in 2012, and increased sales and marketing costs for PROVENGE.

We anticipate that selling, general and administrative expenses will decrease in 2014, as compared to 2013, as a result of the restructuring plan announced on November 12, 2013, as further discussed in the Overview section and in Note 13 – Restructuring, Contract Termination and Asset Impairment of Item 8 of this Form 10-K.

Restructuring and Contract Termination Expenses

Restructuring – 2013

On November 12, 2013, we announced that we are restructuring the Company and implementing additional cost reduction measures. As a result of this restructuring plan, we recorded restructuring charges of $1.8 million in the third and fourth quarters of 2013 related to fees associated with planning, developing and implementing the restructuring plan, and an initial restructuring charge of $7.1 million in the fourth quarter of 2013 related to severance and other termination benefits. We expect to record additional expense of $0.4 million related to severance and other termination benefits for the 2013 restructuring in the first quarter of 2014. We expect that the benefits of this restructuring plan will begin to be realized as early as the first quarter of 2014. We expect the restructuring initiatives will take up to 6 months to implement.

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

As a result of this workforce reduction, we recorded a charge of $20.1 million during the year ended December 31, 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. This included an adjustment to reduce restructuring expense related to employee termination benefits by $0.3 million in the fourth quarter of 2012, related to employees accepting offers with Novartis. In addition, we recorded restructuring charges of $7.8 million for the year ended December 31, 2012, related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses.

During the year ended December 31, 2013, additional charges of $1.4 million related to severance, other termination benefits and outplacement services were offset by reductions related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. As a result, net expense related to the 2012 workforce reduction during the year ended December 31, 2013 was not material. We recorded restructuring charges of $1.7 million during the year ended December 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional charges related to the 2012 restructuring as the implementation of these initiatives is complete.

Asset Impairment – 2012

As a result of our decision to close the New Jersey Facility, we recorded an impairment charge of approximately $60.0 million during the third quarter of 2012 to reduce the net book value of the property and equipment at the New Jersey facility to estimated fair value. The estimate of fair value utilized an expected present value cash flow model, which included probability-weighted cash flows, requiring judgments and estimates related to the amount and timing of the cash flows and the highest and best use of the facility for a market participant. We applied a risk adjusted discount rate to our estimated cash flows in determining the net present value.

Upon sale of the New Jersey Facility to Novartis in December 2012, we recorded a recovery of approximately $47.4 million. The recovery represented the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility.

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

As a result of this workforce reduction, we recorded a charge of $19.4 million for the year ended December 31, 2011 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. The amount is included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2011.

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

Refer to Item 3 – Legal Proceedings included in this Annual Report on Form 10-K for disclosure of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement, which is included in the “Restructuring and contract termination liabilities” on our consolidated balance sheets at December 31, 2013 and 2012. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

Interest Income

Interest income was $0.7 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011 respectively. We receive interest income primarily from holdings of cash and investments. The decrease in interest income in 2013, compared to 2012, was due both to lower prevailing interest rates and lower investment balances.

Interest Expense

Interest expense was $54.4 million, $55.3 million and $47.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $28.4 million, $26.2 million and $23.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest expense recognized on the 2.875% stated coupon rate was $17.8 million for each of the years ended December 31, 2013 and 2012, and $16.8 million for the year ended December 31, 2011. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $1.5 million during each of the years ended December 31, 2013, 2012 and 2011.

Financing fees paid to the Wholesalers for the year ended December 31, 2013 decreased as compared to 2012 due to lower revenue. Similarly, Wholesaler financing fees were higher in 2012 than in 2011 due to higher revenue.

We capitalized interest expense of $0.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. No interest was capitalized during the year ended December 31, 2013.

Income Taxes

We recognized no income tax expense or benefit in 2013, 2012 or 2011. As of December 31, 2013, we had federal and state net operating loss carryforwards (“NOLs”) of $1.76 billion and $541.1 million, respectively, including $156.3 million of NOLs related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. We also had federal and state research and development credit carryforwards (“R&D credits”) of $26.0 million and $2.6 million, respectively. The NOLs and R&D credits expire at various dates, beginning in 2014 and continuing through 2033, if not utilized. Utilization of the NOLs and R&D credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of NOLs and R&D credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets include NOLs, R&D credits and stock-based compensation.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Our deferred tax assets which are fully offset by a valuation allowance were $674.2 million and $595.5 million at December 31, 2013 and 2012, respectively.

Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for fiscal years 2013 and 2012 were $156.3 million and $156.3 million, respectively.

The American Taxpayer Relief Act of 2012 was signed into law on January 3, 2013, which retroactively extended the R&D credit back to January 1, 2012. ASC 740 requires that the effect of tax legislation is taken into account in the interim period in which the law was enacted. Therefore, the 2012 R&D credits are not contained in the 2012 deferred tax assets but are included in the balance as of December 31, 2013. R&D credits related to 2012 were approximately $1.4 million.

Stock-Based Compensation Expense

We recorded stock-based compensation expense in the consolidated statements of operations for 2013, 2012 and 2011 as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cost of product revenue	$155	$6,571	$5,660
Research and development	3,890	7,103	7,278
Selling, general and administrative	9,940	55,984	42,301
Restructuring	184	2,015	5,022

	$14,169	$71,673	$60,261

Total stock-based compensation expense recognized in the consolidated statement of operations for 2013, 2012 and 2011 increased net loss per share by $0.09, $0.48 and $0.41, respectively. The decrease in stock-based compensation expense in 2013 was due to headcount reductions related to the restructuring plans announced on November 12, 2013 and July 30, 2012, fewer executive separations in 2013, and increases to our estimated forfeiture rates based on our historical forfeiture data in 2013. The increase in stock-based compensation expense in 2012 was primarily due to certain executive separations in 2012 and the hiring of new executives and shorter vesting schedules for certain awards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

At December 31, 2013 and December 31, 2012, we had cash, cash equivalents and short-term and long-term investments of $199.4 million and $429.8 million, respectively. The decrease in these balances in 2013 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, including costs associated with clinical programs, supplier development and research, and selling, general and administrative expenses in support of our operations. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the years ended December 31, 2013, 2012 and 2011 was $217.4 million, $208.7 million and $242.3 million, respectively. The increase in net cash used in operating activities during the year ended December 31, 2013, compared to 2012, primarily resulted from increased inventory purchases, the timing of interest payments on our convertible debt, decreased sales of PROVENGE and payment of restructuring expenses in 2013, offset by decreased expenses as a result of the closure of the New Jersey Facility and other restructuring activities. The decrease in net cash used in operating activities in 2012 as compared to 2011 primarily resulted from decreased operating expenditures associated with pre-FDA approval activities and decreased headcount costs as a result of restructuring activities. We expect overall cash used in operations will decline in 2014 due to the restructuring and implementation of cost reduction measures.

Net cash provided by investing activities was $126.1 million for the year ended December 31, 2013, compared with net cash used in investing activities of $31.0 million and $71.8 million for the years ended December 31, 2012 and 2011, respectively. Expenditures related to investing activities for the year ended December 31, 2013 consisted primarily of purchases of investments of $82.7 million and purchases of property and equipment, primarily hardware and software expenditures, of $5.6 million, offset by maturities and sales of investments of $214.5 million. The increase in net cash provided by investing activities for the year ended December 31, 2013, compared to 2012 was primarily related to a decrease in investment purchases. Purchases of property and equipment in 2012 and 2011 were primarily related to software and facilities-related expenditures. In addition, cash proceeds of $43.0 million from the sale of the New Jersey Facility to Novartis received in December 2012 are included in investing activities for 2012.

Net cash used in financing activities for the year ended December 31, 2013 was $4.6 million, compared with net cash provided by financing activities for the years ended December 31, 2012 and 2011 of $1.1 million and $608.2 million, respectively. Net cash used in financing activities in 2013 primarily related to payments on capital lease obligations, offset by the issuance of common stock under the Employee Stock Purchase Plan. Cash provided by financing activities in 2012 was primarily due to the release of security deposits and the issuance of common stock under the Employee Stock Purchase Plan, offset by payments on capital leases. Cash provided by financing activities in 2011 was due to the offering of the 2016 Notes, from which we realized net proceeds of approximately $607.1 million.

We have incurred significant losses and negative cash flows from operations since our inception. As of December 31, 2013, our accumulated deficit was $2.3 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of our operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of December 31, 2013, together with revenue generated from our commercial sales of PROVENGE and the implementation of cost saving measures, as announced on November 12, 2013, will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, potentially invest in commercial infrastructure outside the United States and invest in research and product development. If we are unable to achieve our forecasted revenue levels or realize the cost savings expected from our recent restructuring, we will implement additional cost saving measures. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential liquidity needs including:

•	continued investment in marketing, manufacturing, information technology and other infrastructure and activities related to the commercialization of PROVENGE in the United States,

•	continuing internal research and development programs,

•

engaging in clinical trials outside of the United States, potential commercial infrastructure development and other investment in order to support the commercialization of PROVENGE in territories outside the United States,

•	working capital needs, and

•	satisfying debt obligations.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 cease effective October 2013 and August 2014. In addi-

tion, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, respectively, and continuing through the remaining term.

In February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. The initial term is for ten years, with one renewal term of five years.

Manufacturing Facilities Leases

In August 2009, we entered into an agreement to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial term is ten and a half years, expiring in August 2020, with five renewal terms of five years each.

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

As of December 31, 2013, we had remaining commitments with Fujifilm to purchase antigen of $22.7 million. We expect payments on these commitments will continue through 2014.

Software and Equipment Financing

We have entered into agreements for the lease of software licenses and equipment, which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2013 of $6.0 million, bear interest at rates ranging from 4.4% to 11.7% per year.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2013 and December 31, 2012.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of December 31, 2013, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $559.1 million, and the remaining unamortized debt discount was $60.9 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $28.4 million, $26.2 million and $23.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $17.8 million for each of the years ended December 31, 2013 and 2012, and $16.8 million for the year ended December 31, 2011.

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

As of December 31, 2013 and December 31, 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of December 31, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million during each of the years ended December 31, 2013, 2012 and 2011.

Contractual Commitments

The following are contractual commitments at December 31, 2013 associated with supply agreements and debt and lease obligations, including interest:

	Total	within 1 year	> 1 year through 3 years	> 3 years through 5 years	Thereafter
	(In thousands)
Contractual Commitments:
Convertible senior notes (2016 Notes) (including interest)(a)	$664,563	$17,825	$646,738	$—	$—
Convertible senior subordinated notes (2014 Notes) (including interest)(a)	28,343	28,343	—	—	—
Facility lease obligations (including interest)(b)	12,405	866	2,039	2,135	7,365
Capital lease obligations (including interest)(c)	6,510	2,743	3,767	—	—
Contractual commitments(d)	22,659	22,659	—	—	—
Operating leases(e)	47,392	9,192	17,779	12,155	8,266
Unconditional purchase obligations	—	—	—	—	—

	$781,872	$81,628	$670,323	$14,290	$15,631

(a)	See Note 10 – Convertible Notes to the consolidated financial statements for additional information related to the 2016 Notes and 2014 Notes.

(b)

See Note 9 – Financing Obligations to the consolidated financial statements for additional information related to facility lease obligations. Our facility lease obligations reflect the initial terms of the leases and one renewal period.

(c)	See Note 9 – Financing Obligations to the consolidated financial statements for additional information related to capital lease obligations.

(d)

See Note 16 – Commitments and Contingencies to the consolidated financial statements for additional information related to contractual commitments with Fujifilm. We expect payments on these commitments will continue through 2014.

(e)

See Note 16 – Commitments and Contingencies to the consolidated financial statements for additional information related to contractual commitments under non-cancelable operating leases, including the land portion of our manufacturing facilities and the maintenance component of capital leases.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our expectations and projections about future events and financial trends affecting the financial condition and/or operating results of our business. Forward-looking statements involve risks and uncertainties, particularly those risks and uncertainties inherent in the process of discovering, developing and commercializing drugs that are safe and effective for use as human therapeutics. There are important factors that could cause actual results to be substantially different from the results expressed or implied by these forward-looking statements, including, among other things:

•	our ability to successfully commercialize PROVENGE and grow sales in the United States sufficient to sustain our operations;

•	whether we have adequate financial resources and access to capital to fund continued development and potential commercialization of other potential product candidates we may develop;

•	the effects resulting from any capital raising or debt restructuring transactions that we may consummate, including dilution of our common stockholders;

•	our ability to successfully commercialize PROVENGE in the E.U. and gain regulatory approval for PROVENGE in other potential markets;

•	our ability to successfully manufacture PROVENGE and any other product candidates with required quality;

•	the extent and speed at which the cost of PROVENGE and any other product candidates we may develop are reimbursed by government and third-party payers;

•	the extent to which PROVENGE and any products that we are able to commercialize will be accepted by the market as first line preferred therapy and prescribed by physicians;

•	our ability to complete and achieve positive results in ongoing and new clinical trials;

•	our dependence on single-source vendors for some of the components used in our product candidates;

•	our dependence on our intellectual property and ability to protect our proprietary rights and operate our business without conflicting with the rights of others;

•	the effect that any litigation including securities litigation, intellectual property litigation, or product liability claims may have on our business and operating and financial performance;

•	our expectations and estimates concerning our future operating and financial performance;

•	the impact of competition and regulatory requirements and technological change on our business;

•	our ability to recruit and retain key personnel;

•	our ability to enter into future collaboration agreements;

•	anticipated trends in our business and the biotechnology industry generally; and

•	other factors described under Item 1A, “Risk Factors”.

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

As of December 31, 2013 and December 31, 2012, we had short-term investments of $87.1 million and $165.4 million, respectively, and long-term investments of $19.8 million and $76.0 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of December 31, 2013, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.7 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in our statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

We actively monitor and manage our portfolio. If necessary, we believe that we are able to liquidate investments within the next year without significant loss. We currently believe that these securities are not impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on expected operating cash flows and other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with related notes, are listed in Item 15(a) and included herein beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2013. Based on this evaluation, our chief executive officer and interim chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has independently assessed the effectiveness of our internal control over financial reporting and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year and quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013, was audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dendreon Corporation

We have audited Dendreon Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). Dendreon Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Dendreon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dendreon Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of Dendreon Corporation and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

March 3, 2014

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and nominees is incorporated by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the caption “Election of Directors.” Information relating to our executive officers is incorporated by reference to the 2014 Proxy Statement under the caption “Executive Officers of the Registrant.” Information on our nominating committee process, and on our audit committee members including our audit committee financial expert(s) is incorporated by reference to the headings “Governance Committee” and “Audit Committee” in the 2014 Proxy Statement. Information regarding Section 16(a) beneficial ownership reporting compliance is incorporated by reference to the material under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership is incorporated by reference to the 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans.    We have equity incentives outstanding under the Company’s 2000 Equity Incentive Plan (the “2000 Plan”), 2002 Broad Based Equity Incentive Plan (the “2002 Plan”), 2009 Equity Incentive Plan (the “2009 Plan”) and 2012 Equity Incentive Inducement Plan (the “2012 Plan”). In addition, our eligible employees participate in the 2013 Employee Stock Purchase Plan (the “ESPP”).

The 2000 Plan and the 2002 Plan expired in 2010 and February 2012, respectively, and the 2012 Plan was terminated in July 2012; however they still govern outstanding awards issued under the relevant plan. The following table provides information as of December 31, 2013, regarding the 2000 Plan, the 2002 Plan, the 2009 Plan, the 2012 Plan and the ESPP:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	2,521,756	$15.80	(3)	16,024,055
Equity compensation plans not approved by stockholders(2)	487,137	$11.43		—

Total	3,008,893	$15.10		16,024,055

(1)	These plans are the 2000 Plan, the 2009 Plan and the ESPP.

(2)

These plans are the 2002 Plan and the 2012 Plan. See Note 12 – Stock-Based Compensation to our Consolidated Financial Statements for a description of the material terms of the 2002 Plan and the 2012 Plan.

(3)	Includes information relating solely to options to purchase common stock under the 2000 and 2009 Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the captions “Management and Certain Security Holders of Dendreon — Certain Transactions” and “Director Independence.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the 2014 Proxy Statement under the caption “Information Regarding Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Auditors.

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

None required.

(3)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.		10-Q	3/31/2002	3.1	5/14/2002
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.		8-K		3.1	6/13/2005
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Dendreon Corporation		8-K		3.1	6/16/2009
3.4	Amended and Restated Bylaws.		8-K		3.1	12/7/2011
4.1	Specimen Common Stock certificate.		S-1/A		4.1	5/22/2000
4.2	Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		4.1	9/25/2002
4.3	Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		99.2	9/25/2002
4.4	Form of Right Certificate.		8-K		99.3	9/25/2002
4.5	Indenture, dated as of June 11, 2007, between Dendreon Corporation and The Bank of New York Trust Company, N.A.		8-K		10.1	6/12/2007
4.6	Amendment to Common Stock Purchase Warrant dated May 18, 2010.		8-K		4.1	5/19/2010
4.7	First Supplemental Indenture, dated as of January 20, 2011, by and between the Company and The Bank of New York Mellon Trust Company, N.A.		8-K		10.01	1/20/2011
4.8	Certificate of Amendment of Certificate of Designation of Series A Junior Participating Preferred Stock.		8-K		3.1	5/7/2012
4.9	Amendment No. 1 to Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		8-K		4.1	5/7/2012
4.10	Amendment No. 2 to Rights Agreement between the registrant and Mellon Investor Services LLC, as Rights Agent, dated September 18, 2002.		10-K	12/31/2012	4.10	2/25/2013
10.1	Indemnity Agreement between the registrant and each of its directors and certain of its officers.		S-1		10.1	10/11/2000
10.2	Amended and Restated 2000 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.3	3/14/2007
10.3	Amended and Restated 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2006	10.4	3/14/2007
10.4	2000 Employee Stock Purchase Plan.*		S-1		10.3	10/11/2000
10.5	2009 Offering under the Amended and Restated 2000 Employee Stock Purchase Plan.*		10-K	12/31/2008	10.6	3/12/2009

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.6	Form of Stock Option Agreement under 2000 Equity Incentive Plan.*		8-K		10.33	6/13/2005
10.7	Form of Stock Option Agreement under 2002 Broad Based Equity Incentive Plan.*		8-K		10.34	6/13/2005
10.8	Form of Stock Option Agreement (Nonstatutory Stock Options) under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.1	5/10/2010
10.9	Form of Incentive Stock Option Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.2	5/10/2010
10.10	Form of Restricted Stock Agreement under 2009 Equity Incentive Plan.*		10-Q	3/31/2010	10.3	5/10/2010
10.11†	Supply Agreement, dated as of December 22, 2005, by and between Dendreon Corporation and Diosynth RTP.		8-K		10.41	12/28/2005
10.12†	Settlement Agreement and Amendment to the Supply Agreement, dated as of October 24, 2008, by and between Dendreon Corporation and Diosynth RTP, Inc.		10-Q	9/30/2008	10.1	11/10/2008
10.13	Second Amendment to Supply Agreement, dated as of May 6, 2010, by and between Dendreon Corporation and Diosynth RTP Inc.		8-K		10.1	5/13/2010
10.14	Lease Agreement between First Industrial, L.P. and Dendreon Corporation, dated August 17, 2005.		8-K		10.36	8/18/2005
10.15	Industrial Real Estate Lease between Majestic Realty Co. as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.1	8/10/2009
10.16	Industrial Real Estate Lease between Knickerbocker Properties, Inc. XLVI, as Landlord and Dendreon Corporation as Tenant.		10-Q	6/30/2009	10.2	8/10/2009
10.17	Leukapheresis Services Agreement with the American Red Cross, dated September 24, 2009.		8-K		99.2	9/29/2009
10.18†	Development and Supply Agreement, dated as of September 15, 2010, by and between Dendreon Corporation and GlaxoSmithKline LLC.		8-K		10.1	9/21/2010
10.19†	Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-K	12/31/2010	10.36	3/1/2011
10.20	Sublease, dated as of February 28, 2011, by and between Zymogenetics, Inc. and Dendreon Corporation		10-K	12/31/2010	10.37	3/1/2011
10.21	Form of Executive Employment Agreement with certain named executive officers.*		8-K		10.1	11/2/2011

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.22	2012 Equity Incentive Inducement Award Plan.*		8-K		10.1	1/19/2012
10.23	Form of Nonstatutory Stock Option Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.2	1/19/2012
10.24	Form of Restricted Stock Agreement under 2012 Equity Incentive Inducement Award Plan.*		8-K		10.3	1/19/2012
10.25	Employment Agreement, dated January 31, 2012, between the Company and John H. Johnson.*		8-K		10.2	2/3/2012
10.26	Form of (Restricted) Stock Award Agreement under 2002 Broad Based Equity Incentive Plan.*		10-K	12/31/2011	10.29	2/29/2012
10.27	Dendreon Corporation Incentive Plan.*		10-K	12/31/2011	10.30	2/29/2012
10.28	Dendreon Corporation 2009 Equity Incentive Plan, as amended.*		10-Q	6/30/2012	10.1	7/31/2012
10.29	Office Lease, dated as of June 29, 2012, by and between Wells REIT – Bridgewater, NJ, LLC and Dendreon Corporation		10-Q	6/30/2012	10.2	7/31/2012
10.30†	First Amendment to Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-Q	9/30/2012	10.1	11/2/2012
10.31†	Second Amendment to Office Lease, dated as of February 25, 2011, by and between The Northwestern Mutual Life Insurance Company and Dendreon Corporation		10-Q	9/30/2012	10.2	11/2/2012
10.32	Amendment to Employment Agreement, dated January 31, 2012, between the Company and John H. Johnson.*		10-Q	9/30/2012	10.3	11/2/2012
10.33†	Third Amendment to Office Lease, dated as of February 25, 2011, by and between FSP-RIC, LLC (as successor to The Northwestern Mutual Life Insurance Company) and Dendreon Corporation		10-Q	6/30/2013	10.1	8/8/2013
12	Computation of Ratio of Earnings to Fixed Charges.	X
21.1	Dendreon Corporation List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (contained on signature page).	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Definitions Document	X
101	Instance Document	X
101	Schema Document	X
101	Calculation Linkbase Document	X
101	Labels Linkbase Document	X
101	Presentation Linkbase Document	X

†	Confidential treatment granted as to certain portions of this Exhibit.

*	Management compensatory plans and arrangements required to be filed as exhibits to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March, 2014.

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints John H. Johnson and Gregory R. Cox, his or her true and lawful attorneys-in-fact each acting alone, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead in any and all capacities to sign any or all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John H. Johnson John H. Johnson	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2014

/s/ Gregory R. Cox Gregory R. Cox	Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2014

/s/ Susan B. Bayh Susan B. Bayh	Director	March 3, 2014

/s/ Bogdan Dziurzynski, D.P.A. Bogdan Dziurzynski, D.P.A.	Director	March 3, 2014

/s/ Dennis M. Fenton Dennis M. Fenton	Director	March 3, 2014

/s/ Pedro P. Granadillo Pedro P. Granadillo	Director	March 3, 2014

/s/ David C. Stump David C. Stump	Director	March 3, 2014

/s/ David L. Urdal, Ph.D. David L. Urdal, Ph.D.	Director	March 3, 2014

/s/ Douglas G. Watson Douglas G. Watson	Lead Independent Director	March 3, 2014

DENDREON CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Dendreon Corporation

We have audited the accompanying consolidated balance sheets of Dendreon Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendreon Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dendreon Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Seattle, Washington

March 3, 2014

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$92,530	$188,408
Short-term investments	87,092	165,396
Trade accounts receivable	34,560	38,884
Inventory	54,346	76,300
Prepaid expenses and other current assets	15,220	18,302

Total current assets	283,748	487,290
Property and equipment, net	125,168	150,604
Long-term investments	19,819	76,045
Other assets	5,666	7,180

Total assets	$434,401	$721,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,459	$12,845
Accrued liabilities	33,619	44,821
Accrued compensation	20,144	27,050
Restructuring and contract termination liabilities	8,793	14,214
Current portion of convertible debt	27,685	—
Current portion of capital lease obligations	2,429	4,418
Current portion of facility lease obligations	632	594

Total current liabilities	103,761	103,942
Long-term accrued liabilities	5,471	5,081
Capital lease obligations, less current portion	3,575	6,219
Facility lease obligations, less current portion	10,123	10,835
Convertible senior subordinated notes due 2014	—	27,685
Convertible senior notes due 2016, net of discount	559,122	532,744
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 157,274,622 and 154,414,811 shares issued and outstanding at December 31, 2013 and 2012, respectively	153	150
Additional paid-in capital	2,003,271	1,988,666
Accumulated other comprehensive income	79	147
Accumulated deficit	(2,251,154)	(1,954,350)

Total stockholders’ equity (deficit)	(247,651)	34,613

Total liabilities and stockholders’ equity (deficit)	$434,401	$721,119

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Product revenue, net	$283,676	$325,333	$213,511
Royalty and other revenue	70	197	128,102

Total revenue	283,746	325,530	341,613
Operating expenses:
Cost of product revenue	166,328	227,892	159,090
Loss on inventory impairment	46,246	—	—
Research and development	70,833	74,643	74,290
Selling, general and administrative	232,847	317,131	361,342
Restructuring, contract termination and asset impairment	10,519	45,667	38,587

Total operating expenses	526,773	665,333	633,309

Loss from operations	(243,027)	(339,803)	(291,696)
Other income (expense):
Interest income	667	1,344	1,415
Interest expense	(54,359)	(55,252)	(47,705)
Other income (expense)	(85)	101	180

Net loss	$(296,804)	$(393,610)	$(337,806)

Basic and diluted net loss per share	$(1.95)	$(2.65)	$(2.31)

Shares used in computation of basic and diluted net loss per share	151,985	148,777	146,163

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(296,804)	$(393,610)	$(337,806)
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(68)	182	(76)

Comprehensive loss	$(296,872)	$(393,428)	$(337,882)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, January 1, 2011	147,448,208	$145	$1,715,522	$41	($1,222,934)	$492,774
Exercise of stock options	475,225	1	6,128	—	—	6,129
Issuance of common stock under the Employee Stock Purchase Plan	414,589	—	5,872	—	—	5,872
Issuance of convertible debt	—	—	130,118	—	—	130,118
Non-cash stock-based compensation expense	—	—	58,583	—	—	58,583
Issuance of restricted stock, net of cancellations	831,257	1	(2,958)	—	—	(2,957)
Net loss	—	—	—	—	(337,806)	(337,806)
Other comprehensive loss	—	—	—	(76)	—	(76)

Balance, December 31, 2011	149,169,279	147	1,913,265	(35)	(1,560,740)	352,637

Exercise of stock options	49,551	—	249	—	—	249
Issuance of common stock under the Employee Stock Purchase Plan	741,159	1	4,129	—	—	4,130
Non-cash stock-based compensation expense	—	—	73,097	—	—	73,097
Issuance of restricted stock, net of cancellations	4,454,822	2	(2,074)	—	—	(2,072)
Net loss	—	—	—	—	(393,610)	(393,610)
Other comprehensive income	—	—	—	182	—	182

Balance, December 31, 2012	154,414,811	150	1,988,666	147	(1,954,350)	34,613

Exercise of stock options	8,256	—	41	—	—	41
Issuance of common stock under the Employee Stock Purchase Plan	483,000	1	1,534	—	—	1,535
Non-cash stock-based compensation expense	—	—	14,253	—	—	14,253
Issuance of restricted stock, net of cancellations	2,368,555	2	(1,223)	—	—	(1,221)
Net loss	—	—	—	—	(296,804)	(296,804)
Other comprehensive loss	—	—	—	(68)	—	(68)

Balance, December 31, 2013	157,274,622	$153	$2,003,271	$79	($2,251,154)	($247,651)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(296,804)	$(393,610)	$(337,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,828	39,657	36,674
Non-cash stock-based compensation expense	13,999	71,673	60,261
Amortization of securities discount and premium	2,578	3,174	2,375
Amortization of convertible notes discount and debt issuance costs	28,533	26,387	23,174
Non-cash restructuring and contract termination expense	—	17,833	14,830
Loss on inventory impairment	46,246	—	—
Other	461	613	1,128
Changes in operating assets and liabilities:
Trade accounts receivable	4,324	(3,343)	(22,862)
Inventory	(23,723)	2,576	(17,565)
Prepaid expenses and other assets	1,764	(1,393)	(28,570)
Accounts payable	(2,386)	5,038	(40)
Accrued liabilities and compensation	(17,786)	13,213	21,354
Restructuring and contract termination liabilities	(5,421)	9,462	4,752

Net cash used in operating activities	(217,387)	(208,720)	(242,295)
Investing Activities:
Maturities and sales of investments	214,469	219,938	286,371
Purchases of investments	(82,722)	(275,235)	(332,769)
Purchases of property and equipment	(5,616)	(18,750)	(25,423)
Proceeds from sale of facility	—	43,000	—

Net cash provided by (used in) investing activities	126,131	(31,047)	(71,821)
Financing Activities:
Net proceeds from issuance of convertible debt	—	—	607,129
Payments on facility lease obligations	(674)	(1,060)	(5,664)
Payments on capital lease obligations	(4,633)	(2,602)	(909)
Proceeds from deposits	330	4,209	2,517
Payments of security deposits	—	(1,779)	(3,895)
Issuance of common stock under the Employee Stock Purchase Plan	1,535	4,130	5,872
Net proceeds from the exercise of stock options	41	249	6,128
Other	(1,221)	(2,072)	(2,957)

Net cash provided by (used in) financing activities	(4,622)	1,075	608,221

Net increase (decrease) in cash and cash equivalents	(95,878)	(238,692)	294,105
Cash and cash equivalents at beginning of period	188,408	427,100	132,995

Cash and cash equivalents at end of period	$92,530	$188,408	$427,100

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$26,241	$21,193	$24,889
Assets acquired under facility and capital leases	—	—	7,759

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

Use of Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, investments, fair values of assets, income taxes, financing activities, accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Liquidity and Capital Resources

We believe that our cash, cash equivalents, and short-term and long-term investments as of December 31, 2013, together with revenue generated from our commercial sales of PROVENGE and the implementation of cost saving measures, as announced on November 12, 2013, will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months. If we are unable to achieve our forecasted revenue levels or realize the cost savings expected from our recent restructuring, we will implement additional cost saving measures.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We also have agreements with the Public Health Service (“PHS”), providing for a chargeback on sales to PHS-eligible providers, and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible patients. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. During the years ended December 31, 2013 and 2012, we revised our estimate of outstanding chargebacks related to PHS-eligible providers, resulting in a reduction in the chargebacks reserve and an increase in net product revenue of $2.8 million and $3.8 million, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$3,107	$7,065
Current provision related to sales made in current period	15,070	16,615
Current provision related to sales made in prior periods	—	50
Adjustments	(2,775)	(3,824)
Payments/credits	(11,862)	(16,799)

Balance at December 31	$3,540	$3,107

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Beginning in July of 2012, eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in the period that the related revenue is recognized, resulting in a reduction in gross product revenue and trade accounts receivable. The following is a roll forward of our chargebacks reserve associated with the GPO programs:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$182	$—
Current provision related to sales made in current period	11,031	779
Payments/credits	(9,623)	(597)

Balance at December 31	$1,590	$182

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

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, January 1	$1,950	$885
Current provision related to sales made in current period	6,459	7,600
Current provision related to sales made in prior periods	—	57
Payments/credits	(6,621)	(6,592)

Balance at December 31	$1,788	$1,950

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

Cash, Cash Equivalents and Investments

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

For the years ended December 31, 2012 and 2011, we used $4.7 million and $18.4 million, respectively, of zero-cost inventory; no zero-cost inventory remained on hand as of June 30, 2012. As a result, cost of product revenue reflects a lower average per unit cost of raw material prior to the second half of 2012.

We periodically evaluate our inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. Currently, the estimated remaining life of our raw material inventory is approximately 3 years. We expect to realize the carrying value of our inventory.

In addition, we evaluate our inventory for impairment when events and circumstances indicate that our inventory may not meet the quality specifications required to be used in commercial production. If we determine it is likely that inventory does not meet quality specifications, we record an impairment of this inventory. Refer to Note 5 – Inventory for disclosure of impairment losses recorded in 2013 related to inventory which no longer met quality specifications.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of furniture and office equipment and laboratory and manufacturing equipment are seven years, computer equipment and software are three years and buildings are fourteen to fifteen years. Computers and equipment financed under capital leases are amortized over the shorter of the useful lives of the related assets or the lease term. Leasehold improvements are amortized over the remaining life of the lease or ten years, whichever is shorter. Included in fixed assets is the cost of internally developed software. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software. All other costs related to internally developed software are expensed as incurred. Construction in progress is reclassified to the appropriate fixed asset classifications and depreciated accordingly when related assets are placed in service. We capitalize interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized accordingly.

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

The long-lived assets at our manufacturing facilities in Atlanta, Georgia and in Orange County, California represent our most significant long-lived assets and have an average remaining estimated useful life of approximately 7.0 years. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth and costs of operations, requiring significant management judgments. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of December 31, 2013 included maintaining our current revenue levels and successfully implementing the cost reduction measures further discussed in Note 13 – Restructuring, Contract Termination and Asset Impairment. The recoverability test is particularly sensitive to our estimates of future revenue and operating expenses. Although we believe that our current underlying assumptions supporting this assessment are reasonable, if actual product revenues do not meet the levels we have forecasted or if we do not achieve the reductions in operating expense we have forecasted, we may be required to update the assumptions in our impairment analysis. Such updates to this analysis may impact the recoverability of these assets, which may result in a material charge to our statement of operations.

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), issued in the first quarter of 2011, are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. Should a holder of the 2016 Notes exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of common stock.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options and awards under our Employee Stock Purchase Plan are calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In 2013, we increased our estimated forfeiture rates based on our historical data, resulting in cumulative catch-up adjustments to decrease

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based compensation expense and net loss by $7.5 million for the year ended December 31, 2013. These adjustments decreased basic and diluted net loss per share by $0.05 for the year ended December 31, 2013.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. For the calculation of diluted net loss per share, we have excluded all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) from the calculation because all such securities are anti-dilutive; accordingly, diluted net loss per share is the same as basic net loss per share.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the years ended December 31, 2013, 2012 and 2011.

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

We actively monitor and manage our portfolio. If necessary, we believe we are able to liquidate our investments within the next year without significant loss. We currently believe these securities are not impaired; however, it could take until the final maturity of the underlying notes to realize our investments’ recorded values. Based on expected operating cash flows and other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update which requires companies to provide information about the amounts reclassified from accumulated other comprehensive income to net income by component. In addition, companies are required to present, either on the face of the statements of operations or in the notes to the financial statements, significant amounts reclassified from accumulated other comprehensive income by statement of operations line item. There were no reclassifications from accumulated other comprehensive income to net income for the year ended December 31, 2013.

In June 2013, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which concludes that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law. We will adopt this amendment as of January 2014, and do not believe it will have an impact on financial position, results of operations or cash flows.

3.    INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
December 31, 2013
Due in one year or less	$87,027	$87,092
Due after one year through two years	19,805	19,819

	$106,832	$106,911

December 31, 2012
Due in one year or less	165,295	$165,396
Due after one year through two years	75,999	76,045

	$241,294	$241,441

Our gross realized gains and losses on sales of available-for-sale securities were not material for the years ended December 31, 2013, 2012 or 2011.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
December 31, 2013
Demand deposit	$5,404	$—	$—	$5,404
Corporate debt securities	64,867	59	(4)	64,922
Government-sponsored enterprises	13,064	12	—	13,076
U.S. Treasury notes	23,497	12	—	23,509

	$106,832	$83	$(4)	$106,911

December 31, 2012
Demand deposit	5,641	$—	$—	$5,641
Corporate debt securities	104,652	91	(17)	104,726
Government-sponsored enterprises	33,438	18	—	33,456
U.S. Treasury notes	97,563	57	(2)	97,618

	$241,294	$166	$(19)	$241,441

None of the securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2013.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of December 31, 2013. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.4 million as of December 31, 2013 and $5.6 million as of December 31, 2012 are classified as long-term investments.

4.    FAIR VALUE MEASUREMENTS

We measure and report at fair value cash equivalents and investment securities (financial assets). Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 3	—	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
December 31, 2013
Money market	$68,534	$68,534	$—
Commercial paper	6,000		6,000
Corporate debt securities	64,922	—	64,922
Government-sponsored enterprises	13,076	—	13,076
U.S. Treasury notes	23,509	—	23,509

Total financial assets	176,041	$68,534	$107,507

Add: Cash	23,400

Total cash, cash equivalents and investments	$199,441

December 31, 2012
Money market	$184,167	$184,167	$—
Corporate debt securities	104,726	—	104,726
Government-sponsored enterprises	33,456	—	33,456
U.S. Treasury notes	97,618	—	97,618

Total financial assets	419,967	$184,167	$235,800

Add: Cash	9,882

Total cash, cash equivalents and investments	$429,849

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of December 31, 2013 and December 31, 2012 was approximately $393.8 million and $471.2 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of December 31, 2013 and December 31, 2012 was approximately $27.3 million and

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$25.3 million, respectively, based on the last trading prices as of the respective period end. Estimates of fair value for the 2016 Notes and the 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5.    INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $54.3 million as of December 31, 2013 and $76.3 million as of December 31, 2012.

For the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory, which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. This charge is included in “Loss on inventory impairment” on our consolidated statement of operations. We have insurance coverage for up to $30 million for antigen losses of the type we believe we have sustained, although reimbursement cannot be assured with certainty at this time. We have filed an insurance claim to seek recovery of these losses. We are awaiting further information and, ultimately, reimbursement from our insurance carrier. As such, we are continuing to investigate the loss and are exploring all available options for recoverability. We believe no other antigen inventory was at risk of being out of quality specification at December 31, 2013.

6.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013 and 2012, there was $5.9 million and $8.5 million, respectively, included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production.

7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Furniture and office equipment	$2,823	$2,111
Laboratory and manufacturing equipment	29,493	29,590
Computer equipment and software	70,976	66,117
Leasehold improvements	117,233	115,735
Buildings	17,872	17,872
Construction in progress	368	2,313

	238,765	233,738
Less accumulated depreciation and amortization	(113,597)	(83,134)

	$125,168	$150,604

The buildings under our manufacturing facility leases must be restored to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these obligations. The asset retirement obligations related to manufacturing facilities in Atlanta, Georgia (the “Atlanta Facility”) and in Orange County, California (the “Orange County Facility”) are included in “Long-term accrued liabilities” on the consolidated balance sheets.

The following is a roll forward of the asset retirement obligations:

	Year ended December 31,
	2013	2012
	(In thousands)
Beginning balance, January 1	$5,081	$7,019
Accretion	305	529
Release related to sale of facility	—	(2,467)

Ending balance, December 31	$5,386	$5,081

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 16 – Commitments and Contingencies.

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

Depreciation expense, including depreciation of assets acquired through capital leases, for the years ended December 31, 2013, 2012 and 2011 was $30.8 million, $39.7 million and $36.7 million, respectively. We capitalized interest of $0.3 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. No interest was capitalized during the year ended December 31, 2013.

8.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred rent	$6,886	$7,875
Inventory receipts	1,551	6,636
Accrued consulting and other services	7,313	12,016
Accrued clinical trials expense	3,157	2,299
Accrued interest	8,225	8,234
Accrued service fees and rebates	2,899	3,533
Other accrued liabilities	3,588	4,228

	$33,619	$44,821

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated lease term is based on an initial 10.5-year term and a 5-year renewal. The future minimum payments of the Orange County Facility lease obligation, as presented below, reflect such 15.5 year period. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.3 million as of December 31, 2013.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated lease term is based on an initial 10.5-year term and a 5-year renewal. The future minimum payments of the Atlanta Facility lease obligation, as presented below, reflect such 15.5-year period. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.5 million as of December 31, 2013.

Refer to Note 16 – Commitments and Contingencies for a further description of the facility leases.

We have entered into agreements for the lease of software licenses and equipment which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at December 31, 2013 of $6.0 million, bear interest at rates ranging from 4.4% to 11.7% per year.

Future minimum payments due under capital lease and financing obligations were as follows as of December 31, 2013:

	Capital Lease Obligations	Facility Lease Obligations
	(In thousands)
Year ending December 31:
2014	$2,743	$866
2015	2,782	999
2016	985	1,040
2017	—	1,058
2018	—	1,077
Thereafter	—	7,365

Total payments	6,510	12,405
Less amount representing interest	(506)	(1,650)

Present value of payments	6,004	10,755
Less current portion of obligations	(2,429)	(632)

	$3,575	$10,123

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of December 31, 2013 and 2012.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	December 31,
	2013	2012
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	60,878	87,256

Carrying amount of the liability component	$559,122	$532,744

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $28.4 million, $26.2 million and $23.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $17.8 million for each of the years ended December 31, 2013 and 2012, and $16.8 million for the year ended December 31, 2011.

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

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013 and 2012, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability as of December 31, 2013. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $1.5 million during each of the years ended December 31, 2013, 2012 and 2011.

We have identified embedded derivatives associated with the 2014 Notes and are accounting for these embedded derivatives accordingly. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11.    STOCKHOLDERS’ EQUITY

Preferred Stock

We currently have 10,000,000 shares, $0.001 par value, of authorized preferred stock, of which 2,500,000 shares have been designated as Series A Junior Participating Preferred Stock. No preferred stock was issued or outstanding as of December 31, 2013 or 2012.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    STOCK-BASED COMPENSATION

We maintain four stock-based incentive plans under which we have granted non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights to employees, non-employee directors and consultants. As of December 2013, only the 2009 Plan (as defined below) remained available for future grants. We also have an Employee Stock Purchase Plan (the “ESPP”).

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cost of product revenue	$155	$6,571	$5,660
Research and development	3,890	7,103	7,278
Selling, general and administrative	9,940	55,984	42,301
Restructuring	184	2,015	5,022

	$14,169	$71,673	$60,261

Total stock-based compensation expense recognized in the consolidated statement of operations for 2013, 2012 and 2011 increased our net loss per share by $0.09, $0.48 and $0.41, respectively.

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

In January 2012, we adopted the 2012 Equity Incentive Inducement Plan (the “2012 Plan”), pursuant to which we could issue up to 3.0 million shares of common stock to newly hired employees as a material induce-

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ment to their decision to join the company. The 2012 Plan was terminated in July 2012 upon stockholder approval of an increase in shares reserved for issuance under our 2009 Plan; however it still governs outstanding awards issued under the 2012 Plan.

Employee Stock Purchase Plan

In December 2012, our Board of Directors approved the 2013 Employee Stock Purchase Plan to replace the existing 2002 Employee Stock Purchase Plan. This new plan was subsequently approved by our stockholders at the 2013 Annual Meeting. The new ESPP plan has 10.0 million shares reserved for issuance. During the years ended December 31, 2013, 2012 and 2011, 0.5 million, 0.7 million and 0.4 million shares, respectively, were issued under the ESPP at weighted average prices of $3.18, $5.57 and $14.16, respectively.

Stock Options, Restricted Stock Awards and Employee Stock Purchases

Stock options generally vest and are expensed over three- to four-year periods. Restricted stock awards generally vest and are expensed over two- to four-year periods. We have also granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the years ended December 31, 2013, 2012 and 2011 we recognized $1.1 million, $0.2 million and $1.6 million, respectively, of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the year ended December 31, 2013, we recognized $0.2 million of compensation expense related to cash-settled stock appreciation rights. As of December 31, 2013, we had approximately $0.4 million of unrecognized compensation expense related to our unvested cash-settled stock appreciation rights. We expect to recognize this compensation expense over a period of 1.4 years.

As further described in Note 2 – Significant Accounting Policies, in 2013, we increased our estimated forfeiture rates based on our historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense by $7.5 million for the year ended December 31, 2013.

The fair value of stock options and employee stock purchases was estimated at the date of grant using the BSM model with the following weighted average assumptions for the years ended December 31:

	Employee Stock Options			Employee Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Weighted average estimated fair value per share	$2.95	$5.85	$18.42	$3.78	$2.23	$12.40
Weighted Average Assumptions
Dividend yield(a)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility(b)	85%	76%	78%	70%	41%	45%
Risk-free interest rate(c)	1.0%	0.9%	1.9%	0.3%	0.1%	0.0%
Expected term(d)	5.0 years	5.2 years	5.0 years	1.7 years	0.9 years	1.1 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.

(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.

(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)

The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	2013		2012		2011
	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price	Shares Under Option	Weighted- Average Exercise Price
Outstanding at January 1	3,757,704	$18.71	2,576,079	$25.98	2,672,972	$23.78
Granted	367,722	6.13	1,838,520	10.11	805,469	29.51
Exercised	(8,256)	4.98	(49,551)	5.03	(475,225)	12.90
Forfeited and expired	(1,108,277)	25.01	(607,344)	22.65	(427,137)	33.42

Outstanding at December 31	3,008,893	15.10	3,757,704	18.71	2,576,079	25.98

Options exercisable at December 31	1,768,392	18.62	1,707,659	24.18	1,158,475	20.10

Shares available for future grant	6,507,055		9,630,340		7,966,724

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2013 was not material. The weighted-average remaining contractual term for options outstanding and options exercisable as of December 31, 2013 was 6.9 years and 5.8 years, respectively. The total intrinsic value of options exercised during the year ended December 31, 2013 was not material. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $0.2 million and $9.5 million, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $3.3 million, $7.1 million and $8.7 million, respectively.

As of December 31, 2013 we had approximately $1.9 million of unrecognized compensation expense related to our unvested stock options. We expect to recognize this compensation expense over a weighted-average period of 1.2 years.

The following summarizes restricted stock award activity:

	2013		2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1	4,217,355	$13.87	1,963,711	$26.22	2,214,260	$23.85
Granted	3,625,005	5.66	5,734,632	10.83	1,305,265	30.10
Vested	(2,522,920)	12.32	(2,462,846)	16.60	(1,165,524)	21.68
Forfeited and expired	(1,399,468)	11.47	(1,018,142)	13.93	(390,290)	28.48

Outstanding at December 31	3,919,972	6.94	4,217,355	13.87	1,963,711	26.22

The total fair value of stock awards vested during 2013, 2012 and 2011 was $12.3 million, $19.5 million and $32.1 million, respectively. As of December 31, 2013, we had approximately $8.6 million in total unrecognized compensation expense related to restricted stock awards, which will be recognized over a weighted-average period of 1.1 years.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity based awards (including stock options and stock awards) available for future issuances are as follows:

Awards Available for Grant
Balance at January 1, 2011	9,752,127
Granted	(2,593,708)
Forfeited and expired	808,305

Balance at December 31, 2011	7,966,724
Additional shares reserved—2009 Plan	9,000,000
Additional shares reserved—2012 Plan	3,000,000
Granted	(9,748,353)
Forfeited and expired	1,838,580
Cancelled—2012 Plan	(2,426,611)

Balance at December 31, 2012	9,630,340
Granted	(5,834,279)
Forfeited and expired	2,710,994

Balance at December 31, 2013	6,507,055

Common Stock Reserved

As of December 31, 2013, shares of common stock were reserved for issuance as follows:

Convertible senior subordinated notes due 2014	2,692,765
Convertible senior notes due 2016	12,099,920
Outstanding common stock options	3,008,893
Employee stock purchase plan	9,517,000
Common stock awards	3,919,972
Available for future grant under equity plans	6,507,055

37,745,605

13.    RESTRUCTURING, CONTRACT TERMINATION AND ASSET IMPAIRMENT

Restructuring – 2013

On November 12, 2013, we announced that we were restructuring the Company and implementing additional cost reduction measures. As a result of this restructuring plan, we recorded restructuring charges of $1.8 million in the third and fourth quarters of 2013 related to fees associated with planning, developing and implementing the restructuring plan, and an initial restructuring charge of $7.1 million in the fourth quarter of 2013 related to severance and other termination benefits. We expect to record additional expense of $0.4 million related to severance and other termination benefits for the 2013 restructuring in the first quarter of 2014. We expect that the benefits will begin to be realized as early as the first quarter of 2014. We expect the restructuring initiatives will take up to 6 months to implement. The total net restructuring expenses of $8.9 million are included in “Restructuring, contract termination and asset impairment” on the statement of operations for the year ended December 31, 2013.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of this workforce reduction, we recorded a charge of $20.1 million during the year ended December 31, 2012 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. This included an adjustment to reduce restructuring expense related to employee termination benefits by $0.3 million in the fourth quarter of 2012, related to employees accepting offers with Novartis. In addition, we recorded restructuring charges of $7.8 million during the year ended December 31, 2012 related to fees associated with planning and developing the restructuring plan, relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility and other related expenses. The total net restructuring expenses of $27.9 million are included in “Restructuring, contract termination and asset impairment” on the statement of operations for the year ended December 31, 2012.

During the year ended December 31, 2013, additional charges of $1.4 million related to severance, other termination benefits and outplacement services were offset by reductions related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. As a result, net expense related to the 2012 workforce reduction during the year ended December 31, 2013 was not material. We recorded restructuring charges of $1.7 million during the year ended December 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. The total net restructuring expenses of $1.6 million are included in “Restructuring, contract termination and asset impairment” on the statement of operations for the year ended December 31, 2013. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

Asset Impairment – 2012

As a result of our decision to close the New Jersey Facility, we recorded an impairment charge of $60.0 million during the third quarter of 2012 to reduce the net book value of the related property and equipment to estimated fair value. The estimate of fair value utilized an expected present value cash flow model, which included probability-weighted cash flows, requiring judgments and estimates related to the amount and timing of the cash flows and the highest and best use of the facility for a market participant. We applied a risk adjusted discount rate to our estimated cash flows in determining the net present value.

Upon sale of the New Jersey Facility to Novartis in December 2012, we recorded a recovery of $47.4 million. The recovery represented the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility. The net impairment loss of $12.6 million is recorded in “Restructuring, Contract Termination, and Asset Impairment” on the consolidated statement of operations for the year ended December 31, 2012.

As a result of the strategic restructuring plan, we discontinued development of a non-essential computer software project and recorded an impairment charge of $5.3 million during the third quarter of 2012. The total non-cash impairment charge of $17.9 million is included in “Restructuring, contract termination and asset impairment” on the statement of operations for the year ended December 31, 2012.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring – 2011

On August 3, 2011, as a result of a decrease in anticipated revenue growth, we announced plans to reduce expenses, including workforce-related expenses, to align with our near-term manufacturing requirements. On September 2, 2011, our Board of Directors approved a reduction in force of approximately 25% of our total workforce, or approximately 500 employees. The employees affected by the reduction in force were notified the week of September 6, 2011.

As a result of this workforce reduction, we recorded a charge of $19.4 million during 2011 related to severance, other termination benefits, outplacement services and non-cash stock-based compensation due to the accelerated vesting of options and restricted stock awards of certain employees with employment agreements. During the year ended December 31, 2012, we decreased our restructuring liability by $0.1 million related to other termination benefits, including outplacement services and COBRA benefits, not used by employees. These amounts are included in “Restructuring, contract termination and asset impairment” in the consolidated statements of operations. We did not incur additional restructuring charges in 2013 related to severance and other termination benefits in connection with the September 2011 restructuring.

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

Refer to Note 16 – Commitments and Contingencies for disclosure of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. The Company expects to pay approximately $4.0 million in fees in connection with the termination of the GSK Agreement, which is included in the “Restructuring and contract termination liabilities” on our consolidated balance sheets at December 31, 2013 and 2012. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a roll forward of restructuring liabilities:

Description	Restructuring and Contract Termination Liabilities as of December 31, 2012	Charges, Net of Adjustments	Payments	Other Non-Cash Settlement	Restructuring and Contract Termination Liabilities as of December 31, 2013
	(In thousands)
2013 Restructuring:
Severance and other termination benefits	$—	$7,142	$(2,605)	$(175)	$4,362
Other associated costs	—	1,791	(1,502)	—	289
2012 Restructuring:
Severance and other termination benefits	10,083	20	(10,094)	(9)	—
Other associated costs	108	1,677	(1,643)	—	142
Asset impairment	—	(109)	—	109	—
2011 Restructuring:
Contract termination costs	4,023	(2)	(21)	—	4,000

Total	$14,214	$10,519	$(15,865)	$(75)	$8,793

Total restructuring charges of $10.5 million are included in “Restructuring, contract termination and asset impairment” on our consolidated statement of operations for the year ended December 31, 2013. We expect that the remaining liabilities associated with severance and other termination benefits related to the 2013 restructuring will be fully paid by mid-2014.

14.    INCOME TAXES

We recognized no income tax expense or benefit in 2013, 2012 or 2011. As of December 31, 2013, we had federal and state net operating loss carryforwards (“NOLs”) of $1.76 billion and $541.1 million, respectively, including $156.3 million of NOLs related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. We also had federal and state research and development credit carryforwards (“R&D Credits”) of $26.0 million and $2.6 million, respectively. The NOLs and R&D Credits will expire at various dates, beginning in 2014 and continuing through 2033, if not utilized.

We are subject to United States federal and state income tax examinations for years after 2008 and 2007, respectively. However, carryforward attributes that were generated prior to 2007 may still be adjusted by a taxing authority upon examination if the attributes have been or will be used in a future period.

We recognize interest and penalties accrued on unrecognized tax benefits, if any, as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, we accrued no interest or penalties associated with unrecognized tax benefits.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$591,145	$521,171
R&D credit carryforwards	28,622	27,239
Stock-based compensation	10,188	21,239
Fixed assets	3,838	1,157
Other	40,383	24,716

Total deferred tax assets	$674,176	$595,522
Valuation allowance	(651,164)	(562,723)

Net deferred tax assets	23,012	32,799
Deferred tax liabilities:
Convertible debt obligation	(23,012)	(32,799)

Net deferred tax assets and liabilities	$—	$—

The net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $88.4 million, $143.1 million and $66.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. In each of the years ended December 31, 2013, 2012 and 2011, tax deductions related to stock-based compensation expense were not recognized because of the availability of net operating losses, and therefore no financing cash flows were reported.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been offset by a valuation allowance. The valuation allowance relates primarily to net deferred tax assets from operating losses. Excess tax benefits associated with stock option exercises are recorded directly to stockholders’ equity only when realized. As a result, the excess tax benefits included in net operating loss carryforwards, but not reflected in deferred tax assets, for 2013 and 2012 were $156.3 million and $156.3 million, respectively.

The American Taxpayer Relief Act of 2012 was signed into law on January 3, 2013, which retroactively extended the R&D Credit back to January 1, 2012. ASC 740 requires that the effect of tax legislation is taken into account in the interim period in which the law was enacted. Therefore, the 2012 R&D Credits are not contained in the 2012 deferred tax assets but are included in the balance as of December 31, 2013. R&D Credits related to 2012 were $1.4 million.

The reconciliation of the total gross amounts of unrecognized tax benefits (excluding interest, penalties, foreign tax credits and the federal tax benefit of state taxes related to unrecognized tax benefits) were as follows:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$6,380	$4,915	$4,401
Additions for tax positions related to current year	—	—	—
Additions/reductions for tax positions of prior years	(2,309)	1,465	514
Settlements	—	—	—

Balance at December 31	$4,071	$6,380	$4,915

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized tax benefits that, if recognized, would affect the annual effective tax rate were zero for each of the years ended December 31, 2013, 2012 and 2011.

15.    NET LOSS PER SHARE

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the year, and excludes all outstanding stock options and unvested restricted stock, as well as shares issuable upon potential conversion of the 2014 Notes and the 2016 Notes from the calculation of diluted net loss per common share, as all such securities are anti-dilutive to the computation for all periods presented. Shares excluded from the computation of diluted net loss per common share were 21.7 million, 22.8 million and 19.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the calculation of basic and diluted net loss per share:

	December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net loss	$(296,804)	$(393,610)	$(337,806)
Weighted average shares used in computation of basic and diluted net loss per share	151,985	148,777	146,163

Basic and diluted net loss per share	$(1.95)	$(2.65)	$(2.31)

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

We had commitments as of December 31, 2013 with Fujifilm to purchase antigen of $22.7 million. We expect that payments on these commitments will continue through 2014.

As described in Note 5 – Inventory, for the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory, which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. This charge is included in “Loss on inventory impairment” on our consolidated statement of operations. We have insurance coverage for up to $30 million for antigen losses of the type we believe we have sustained, although reimbursement cannot be assured with certainty at this time. We have filed an insurance claim to seek recovery of these losses. We are awaiting further information and, ultimately, reimbursement from our insurance carrier. As such, we are continuing to investigate the loss and are exploring all available options for recoverability. We believe no other antigen inventory was at risk of being out of quality specification at December 31, 2013.

We have operating lease obligations related to two leases in Seattle, Washington which cover our principal corporate offices and research facility, a corporate office lease in Bridgewater, New Jersey, and the land portions of the Orange County Facility and the Atlanta Facility.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the space relinquished in April 2013 cease effective October 2013 and August 2014. In addition, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, respectively, and continuing through the remaining term.

A letter of credit was required as a security deposit on the lease. A deposit of $1.1 million securing the letter of credit is included in long-term investments as of December 31, 2013 and 2012 on the consolidated balance sheets.

In February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The lease term is for eight years. A letter of credit was required as a security deposit on the lease. A deposit of $1.1 million securing the letter of credit is included in long-term investments as of December 31, 2013 and 2012 on the consolidated balance sheets.

In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. The initial lease term is for ten years, with one renewal term of five years. A letter of credit was required as a security deposit on the lease. A deposit of $1.6 million securing the letter of credit is included in long-term investments as of December 31, 2013 and 2012 on the consolidated balance sheets.

In August 2009, we entered into an agreement to lease the Orange County Facility, comprising approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. A letter of credit was required as a security deposit on the lease. Deposits of $1.5 million and $1.7 million securing the letter of credit are included in long-term investments as of December 31, 2013 and 2012, respectively, on the consolidated balance sheets.

In July 2009, we entered into an agreement to lease the Atlanta Facility, comprising approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial term is ten and a half years, expiring in August 2020, with five renewal terms of five years each.

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

Future minimum lease payments under non-cancelable operating leases, including the land portion of the Orange County Facility and the Atlanta Facility and the maintenance component of capital leases, at December 31, 2013, were as follows:

Operating Leases
(In thousands)
Year ending December 31:
2014	$9,192
2015	8,859
2016	8,920
2017	5,989
2018	6,166
Thereafter	8,266

Total minimum lease payments	$47,392

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $9.6 million and $11.5 million, respectively.

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. 2:11-cv-1291 JLR. As previously reported, the lawsuit was settled on stipulated terms that received final Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and alleges generally underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants intend to file a motion to dismiss. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending claims vigorously.

Related to the securities lawsuits, the Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. 2:11-cv-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names one additional former officer of the Company as a defendant, asserts only this claim. The Company filed a motion to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Company has asked the Court to stay the litigation pending the outcome of the Bolling litigation. For his part, plaintiff in the Silverberg complaint has filed a motion to establish an expedited trial schedule in the action (a motion that the Company and defendants have opposed) and has served initial discovery requests. The motions are awaiting decision, and we cannot predict their outcome. There have been no other proceedings in the Washington-based derivative actions. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which the Company believes relates to some of the same issues raised in the securities and derivative actions. The Company is cooperating fully with the SEC

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

Our contributions to the plans are discretionary as determined by the Board of Directors. We contributed fifty cents for each dollar of employee contribution, up to a maximum of $4,000 per employee per year in 2013, 2012 and 2011. Employer contributions in the years ended December 31, 2013, 2012 and 2011 were $2.1 million, $3.8 million and $4.1 million, respectively.

18.    QUARTERLY INFORMATION (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of 2013 and 2012:

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2013
Total revenue	$67,594	$73,315	$68,002	$74,835
Cost of product revenue(3)	43,375	43,798	40,679	38,476
Loss on inventory impairment(4)	—	—	6,254	39,992
Gross profit(2)	24,205	29,488	21,049	(3,640)
Restructuring, contract termination and asset impairment expense	1,960	(304)	1,188	7,675
Net loss	(72,005)	(68,842)	(67,215)	(88,742)
Basic and diluted net loss per share	$(0.48)	$(0.45)	$(0.44)	$(0.58)

	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2012
Total revenue(1)	$82,074	$79,992	$77,971	$85,493
Cost of product revenue	60,041	61,731	51,749	54,371
Gross profit(2)	21,931	18,233	26,193	31,084
Restructuring, contract termination and asset impairment expense(5)	(124)	1,099	80,994	(36,302)
Net loss	(103,914)	(96,137)	(154,864)	(38,695)
Basic and diluted net loss per share	$(0.70)	$(0.65)	$(1.04)	$(0.26)

DENDREON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

Total revenue for the quarter ended December 31, 2012 includes a $3.8 million favorable change in estimate related to PHS chargebacks. See Note 2 – Significant Accounting Policies – Revenue Recognition.

(2)	Gross profit is calculated by subtracting cost of product revenue (including loss on inventory impairment) from product revenue.
(3)

Cost of product revenue for the quarter ended September 30, 2013 has been adjusted to exclude $6.3 million in loss on inventory impairment, which is now separately disclosed as “Loss on inventory impairment” on the consolidated statements of operations.

(4)	See Note 5 – Inventory for details of losses on inventory impairment recorded in the third and fourth quarters of 2013.
(5)

Restructuring, contract termination and asset impairment expense for the quarter ended September 30, 2012 includes impairment charges of $65.3 million related to our decision to close the New Jersey Facility and the discontinued development of a non-essential computer software project. Upon sale of the New Jersey Facility to Novartis in December 2012, restructuring, contract termination and asset impairment expense for the quarter ended December 31, 2012 includes the recovery of $47.4 million. The recovery was calculated as the proceeds from the sale of the facility of $43.0 million, plus the release of the facility-specific lease and asset retirement obligations, less the remaining net book value of the New Jersey Facility. Refer to Note 13 – Restructuring, Contract Termination and Asset Impairment.