Form 10-Q
period 2014-03-31
DENDREON CORP
filed 2014-05-08
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 2, 2014 was 159,965,114.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,097	$92,530
Short-term investments	65,056	87,092
Trade accounts receivable	27,203	34,560
Inventory	63,223	54,346
Prepaid expenses and other current assets	15,798	15,220

Total current assets	261,377	283,748
Property and equipment, net	118,714	125,168
Long-term investments	14,592	19,819
Other assets	5,128	5,666

Total assets	$399,811	$434,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,801	$10,459
Accrued liabilities	30,845	33,619
Accrued compensation	14,501	20,144
Restructuring and contract termination liabilities	5,689	8,793
Convertible senior subordinated notes due 2014	27,685	27,685
Current portion of capital lease obligations	2,433	2,429
Current portion of facility lease obligations	645	632

Total current liabilities	101,599	103,761
Long-term accrued liabilities	5,550	5,471
Capital lease obligations, less current portion	2,921	3,575
Facility lease obligations, less current portion	9,939	10,123
Convertible senior notes due 2016, net of discount	566,057	559,122
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 160,062,264 and 157,274,622 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	154	153
Additional paid-in capital	2,001,076	2,003,271
Accumulated other comprehensive income	53	79
Accumulated deficit	(2,287,538)	(2,251,154)

Total stockholders’ deficit	(286,255)	(247,651)

Total liabilities and stockholders’ deficit	$399,811	$434,401

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Product revenue, net	$68,780	$67,580
Royalty and other revenue	—	14

Total revenue	68,780	67,594
Operating expenses:
Cost of product revenue	36,629	43,375
Research and development	13,995	18,448
Selling, general and administrative	39,389	62,446
Restructuring and contract termination	1,846	1,960

Total operating expenses	91,859	126,229

Loss from operations	(23,079)	(58,635)
Other income (expense):
Interest income	84	218
Interest expense	(13,426)	(13,629)
Other income	37	41

Net loss	$(36,384)	$(72,005)

Basic and diluted net loss per share	$(0.24)	$(0.48)

Shares used in computation of basic and diluted net loss per share	153,620	151,481

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(36,384)	$(72,005)
Other comprehensive loss:
Net unrealized loss on securities	(26)	(56)

Comprehensive loss	$(36,410)	$(72,061)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net loss	$(36,384)	$(72,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,558	7,762
Non-cash stock-based compensation expense	(1,769)	2,090
Amortization of securities discount and premium	347	760
Amortization of convertible notes discount and debt issuance costs	7,489	6,926
Other	79	108
Changes in operating assets and liabilities:
Trade accounts receivable	7,357	(225)
Inventory	(8,773)	(12,312)
Prepaid expenses and other assets	(702)	(5,538)
Accounts payable	9,342	528
Accrued liabilities and compensation	(8,417)	(9,429)
Restructuring and contract termination liabilities	(3,104)	(6,470)

Net cash used in operating activities	(27,977)	(87,805)
Investing Activities:
Maturities and sales of investments	34,923	53,523
Purchases of investments	(8,029)	(18,928)
Purchases of property and equipment	(104)	(1,345)

Net cash provided by investing activities	26,790	33,250
Financing Activities:
Payments on facility lease obligations	(171)	(167)
Payments on capital lease obligations	(650)	(2,380)
Other	(425)	(729)

Net cash used in financing activities	(1,246)	(3,276)

Net decrease in cash and cash equivalents	(2,433)	(57,831)
Cash and cash equivalents at beginning of period	92,530	188,408

Cash and cash equivalents at end of period	$90,097	$130,577

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10,024	$10,566

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

PROVENGE® (sipuleucel-T), is our first commercialized product approved by the United States Food and Drug Administration, and is a first-in-class autologous cellular immunotherapy for the treatment of asymptomatic or minimally symptomatic, metastatic, castrate-resistant (hormone-refractory) prostate cancer. Commercial sale of PROVENGE began in May 2010. Prostate cancer is the most common non-skin cancer among men in the United States, with over one million men currently diagnosed with the disease, and the second leading cause of cancer deaths in men in the United States. We own worldwide rights for PROVENGE.

Principles of Consolidation

The consolidated financial statements include the accounts of Dendreon and its direct and indirect wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The accompanying financial information as of December 31, 2013 has been derived from the audited 2013 consolidated financial statements included in the 2013 Form 10-K. Operating results for the three months ended March 31, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or any other future period.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, investments, fair values of assets, liability for incurred but not reported medical insurance claims, income taxes, financing activities, accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

We also have agreements with the Public Health Service (“PHS”) and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense, providing for a chargeback on sales to eligible providers. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product revenue and trade accounts receivable. The following is a roll forward of the chargebacks reserve associated with the PHS and FSS programs:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	4,366	3,088
Current provision related to sales made in prior periods	(22)	—
Adjustments	(420)	(874)
Payments/credits	(3,697)	(2,554)

Balance at March 31	$3,767	$2,767

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product revenue and trade accounts receivable. The following is a roll forward of the chargebacks reserve associated with the GPO programs:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	4,454	1,355
Current provision related to sales made in prior periods	7	—
Payments/credits	(5,065)	(1,181)

Balance at March 31	$986	$356

Eligible members of the GPOs may also be entitled to receive a rebate on eligible purchases of PROVENGE at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based upon information we gather related to sales to eligible GPO members. The following is a roll forward of the accrued GPO rebates and administrative fees balance:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	1,740	1,505
Payments/credits	(1,776)	(1,932)

Balance at March 31	$1,752	$1,523

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options granted and stock issued under the Employee Stock Purchase Plan is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the three months ended March 31, 2014 and 2013, we increased our estimated forfeiture rates based on our historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.3 million and $2.7 million, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 for each of the three months ended March 31, 2014 and 2013.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share excludes all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) because all such securities are anti-dilutive: accordingly, diluted net loss per shares is the same as basic net loss per share. For the three months ended March 31, 2014 and 2013, the computation of diluted net loss per share excluded 22.0 million shares and 24.0 million shares, respectively.

Comprehensive Loss

Comprehensive loss includes charges and credits to stockholders’ deficit that are not the result of transactions with stockholders. Our comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three months ended March 31, 2014 and 2013.

Loss Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to reasonably estimate the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented as a reduction of a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our financial position, results of operations or cash flows.

For a more detailed listing of our significant accounting policies, see Note 2 of the consolidated financial statements included in the 2013 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
March 31, 2014
Due in one year or less	$65,011	$65,056
Due after one year through two years	14,584	14,592

	$79,595	$79,648

December 31, 2013
Due in one year or less	$87,027	$87,092
Due after one year through two years	19,805	19,819

	$106,832	$106,911

Our gross realized gains and losses on sales of available-for-sale securities were not material for the three months ended March 31, 2014 and 2013.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
March 31, 2014
Demand deposits	$5,404	$—	$—	$5,404
Corporate debt securities	55,759	42	(1)	55,800
Government-sponsored enterprises	14,932	8	—	14,940
U.S. Treasury notes	3,500	4	—	3,504

	$79,595	$54	$(1)	$79,648

December 31, 2013
Demand deposits	$5,404	$—	$—	$5,404
Corporate debt securities	64,867	59	(4)	64,922
Government-sponsored enterprises	13,064	12	—	13,076
U.S. Treasury notes	23,497	12	—	23,509

	$106,832	$83	$(4)	$106,911

None of the securities have been in a continuous unrealized loss position for more than 12 months as of March 31, 2014.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of March 31, 2014. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.4 million as of March 31, 2014 and $5.4 million as of December 31, 2013 are classified as long-term investments.

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

Level 1 —	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs), and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
March 31, 2014
Money market	$71,806	$71,806	$—
Corporate debt securities	55,800	—	55,800
Government-sponsored enterprises	14,940	—	14,940
U.S. Treasury notes	3,504	—	3,504

Total financial assets	146,050	$71,806	$74,244

Add: Cash	23,695

Total cash, cash equivalents and investments	$169,745

December 31, 2013
Money market	$68,534	$68,534	$—
Commercial paper	6,000	—	6,000
Corporate debt securities	64,922	—	64,922
Government-sponsored enterprises	13,076	—	13,076
U.S. Treasury notes	23,509	—	23,509

Total financial assets	176,041	$68,534	$107,507

Add: Cash	23,400

Total cash, cash equivalents and investments	$199,441

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of March 31, 2014 and December 31, 2013 was approximately $454.9 million and $393.8 million, respectively, based on the last trading prices as of the respective period end. The fair value of the 2014 Notes as of March 31, 2014 and December 31, 2013 was approximately $26.3 million and $27.3 million, respectively, based on the last trading prices as of the respective period end. Estimates of fair value for the 2016 Notes and the 2014 Notes are based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $63.2 million as of March 31, 2014 and $54.3 million as of December 31, 2013. The estimated remaining life of the raw materials inventory was approximately 2.8 years as of March 31, 2014.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2014 and December 31, 2013, there was $5.9 million included in “Prepaid expenses and other current assets” on the consolidated balance sheets related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Furniture and office equipment	$2,823	$2,823
Laboratory and manufacturing equipment	29,480	29,493
Computer equipment and software	71,238	70,976
Leasehold improvements	117,150	117,233
Buildings	17,872	17,872
Construction in progress	294	368

	238,857	238,765
Less accumulated depreciation and amortization	(120,143)	(113,597)

	$118,714	$125,168

The buildings under our manufacturing facility leases must be restored to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. The asset retirement obligations related to the Atlanta Facility and the Orange County Facility are included in “Long-term accrued liabilities” on the consolidated balance sheets.

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three months ended March 31, 2014 and 2013 was $6.6 million and $7.8 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Deferred rent	$6,711	$6,886
Inventory receipts	2,584	1,551
Accrued consulting and other services	6,693	7,313
Accrued clinical trials expense	2,751	3,157
Accrued interest	4,097	8,225
Accrued service fees and rebates	2,946	2,899
Other accrued liabilities	5,063	3,588

	$30,845	$33,619

9. FINANCING OBLIGATIONS

We lease the Orange County Facility and the Atlanta Facility, but were deemed owner of each of these manufacturing facilities during their construction periods under build-to-suit lease accounting. Upon completion of the facilities, we continued to be the deemed owner, and were required to capitalize building costs related to each facility. We therefore capitalized building costs of $6.7 million related to the Orange County Facility and $6.4 million related to the Atlanta Facility, and recorded corresponding financial obligations. We allocated the lease payments between the building and the land of each facility based upon estimated relative fair values. The portion of the lease payments associated with the building reduces the facility lease obligation, while the portion associated with the land is treated as payment of an operating lease obligation.

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.2 million as of March 31, 2014.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation related to this facility, based upon the estimated 15.5-year term, was $5.4 million as of March 31, 2014.

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

On January 20, 2011, we entered into the First Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, to our existing Base Indenture (together with the First Supplemental Indenture, the “2016 Indenture”), dated March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2014 and December 31, 2013.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board of Directors (the “Board”) determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	53,943	60,878

Carrying amount of the liability component	$566,057	$559,122

We incurred debt issuance costs of $12.9 million related to the 2016 Notes. In accordance with ASC 470-20, we allocated $10.1 million of debt issuance costs to the liability component of the 2016 Notes, and are amortizing these costs to interest expense through the earlier of the maturity date of the 2016 Notes or the date of conversions, if any. The remaining debt issuance costs of $2.8 million were allocated to the equity component of the 2016 Notes and recorded as an offset to additional paid-in capital.

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.5 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended March 31, 2014 and 2013.

We have identified other embedded derivatives associated with the 2016 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2014 Indenture contains customary covenants.

As of March 31, 2014 and December 31, 2013, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three months ended March 31, 2014 and 2013.

We have identified embedded derivatives associated with the 2014 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2014 Notes.

11. STOCK-BASED COMPENSATION

Our equity-based employee incentive plans are described more fully in Note 12 in the 2013 Form 10-K, and in the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. Our stock-based awards include non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights.

We recorded stock-based compensation expense (contra expense) in the consolidated statements of operations as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of product revenue	$(171)	$81
Research and development	281	899
Selling, general and administrative	(1,921)	1,102
Restructuring	—	8

	$(1,811)	$2,090

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three months ended March 31, 2014 compensation expense related to awards and options with performance conditions was not material. For the three months ended March 31, 2013, we recognized $0.3 million of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the three months ended March 31, 2014, compensation expense related to cash-settled stock appreciation rights was not material. As of March 31, 2014, we had approximately $0.2 million of unrecognized compensation expense related to unvested cash-settled stock appreciation rights. We expect to recognize this compensation expense over a period of 1.1 years.

In the three months ended March 31, 2014 and 2013, we increased our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.3 million and $2.7 million, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 for each of the three months ended March 31, 2014 and 2013.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Weighted average estimated fair value per share	$2.03	$3.25
Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%
Expected volatility (b)	84%	97%
Risk-free interest rate (c)	1.53%	0.65%
Expected term (d)	5.0 years	3.9 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Shares Under Option	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at January 1, 2014	3,008,893	$15.10
Granted	469,995	4.48
Exercised	—	—
Forfeited and expired	(793,922)	11.24

Outstanding at March 31, 2014	2,684,966	14.42	6.5

Options exercisable at March 31, 2014	1,656,195	17.52	5.4

As of March 31, 2014 we had $1.6 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.1 years. The aggregate instrinsic value of options outstanding and options exercisable as of March 31, 2014 was not material.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	3,919,972	$6.94
Granted	3,277,764	2.97
Vested	(1,119,508)	8.51
Forfeited and expired	(1,126,640)	4.42

Outstanding at March 31, 2014	4,951,588	4.12

As of March 31, 2014, we had $11.4 million of unrecognized compensation expense related to restricted stock awards, which we expect to recognize over a weighted-average period of 1.5 years.

12. RESTRUCTURING AND CONTRACT TERMINATION

Restructuring – 2013

On November 12, 2013, we announced the restructuring plan of the Company and implemented additional cost reduction measures. As a result, in the three months ended March 31, 2014, we recorded a restructuring charge of $1.5 million related to fees associated with implementing the restructuring plan, and $0.3 million related to severance and other employee termination benefits. We expect the restructuring initiatives will be substantially complete by June 30, 2014.

Restructuring – 2012

On July 30 2012, we announced that our Board of Directors had approved a strategic restructuring plan that included re-configuring our manufacturing model with the closure of our manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”), restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The restructuring initiatives included a reduction in workforce of approximately 600 full-time and contractor positions. The employees affected by the workforce reduction were notified the week of September 17, 2012.

On December 20, 2012, we announced the sale of the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million. As part of the agreement with Novartis, approximately 100 employees at the facility who were previously included in the workforce reduction were offered jobs with Novartis.

During the three months ended March 31, 2013, we recorded charges of $1.2 million related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by $0.3 million related to outplacement services and COBRA benefits not used by employees. In addition, we recorded restructuring charges of $1.0 million during the three months ended March 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

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

Refer to Note 13 – Commitments and Contingencies, for discussion of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. We have accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring and contract termination liabilities” on the consolidated balance sheets as of March 31, 2014 and December 31, 2013. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

The following is a rollforward of restructuring liabilities:

Description	Restructuring and Contract Termination Liabilities as of December 31, 2013	Charges, Net of Adjustments	Payments	Restructuring and Contract Termination Liabilities as of March 31, 2014
	(In thousands)
2013 Restructuring:
Severance and other termination benefits	$4,362	$292	$(3,758)	$896
Other associated costs	289	1,554	(1,192)	651
2012 Restructuring:
Other associated costs	142	—	—	142
2011 Restructuring:
Contract termination costs	4,000	—	—	4,000

Total	$8,793	$1,846	$(4,950)	$5,689

Total restructuring charges of $1.8 million are included in “Restructuring and contract termination” on the consolidated statement of operations for the three months ended March 31, 2014.

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

As of March 31, 2014, we had remaining commitments with Fujifilm to purchase antigen not to exceed and most likely less than $22.6 million. We expect that payments on this commitment will continue through 2014.

Effective January, 1, 2014, we were self-insured for losses and liabilities related primarily to health and welfare claims up to $250,000 per person per year above which third party insurance applied. A reserve of $1.1 million was recorded in accrued liabilities at March 31, 2014 to cover estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims. Actual losses will vary from the recorded reserves. While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

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

For the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory, which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained, although reimbursement cannot be assured with certainty at this time. We have filed an insurance claim to seek recovery for these losses. We are awaiting further information and, ultimately, reimbursement from our insurance carrier. As such, we are continuing to investigate the loss and are exploring all available options for recoverability. We believe no other antigen inventory was at risk of being out of quality specification at March 31, 2014.

The Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. C 11-1291 JLR. The lawsuit was settled on stipulated terms that received final District Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and generally alleges the same underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss that complaint on March 24, 2014, and briefing on the motion is scheduled to be completed by May 14, 2014. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. The King County action was dismissed without prejudice, for failure to prosecute, on February 28, 2014. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names two additional former officers of the Company as defendants, asserts only this latter claim. The Company moved to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Chancery Court subsequently denied the Company’s motion to stay and set a case schedule with trial to occur on March 16, 2015. There have been no other proceedings in the derivative action in federal court in Washington. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board. Plaintiff’s purported derivative complaint alleges that members of the Board violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014, which is currently pending. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On March 11, 2014, the Court held oral argument on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s contract claim as well as its unfair and deceptive trade practices claim. The Court has not yet issued a ruling on the parties’ cross motions. The Company has accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

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

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding important factors that affect our business, including without limitation the disclosures set forth under the heading “Risk Factors” in this report, as well as the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Commercial sale of PROVENGE began in May 2010. Approximately 945 parent accounts, some of which have multiple sites, had infused our product as of the end of March 2014. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

Prior to the sale of the New Jersey Facility, we announced on July 30, 2012 that we had initiated a strategic restructuring plan that included re-configuring our manufacturing model with the closure of the New Jersey Facility, restructuring administrative functions and strengthening commercial functions, which lowered our overall cost structure. The implementation of these restructuring initiatives has been completed.

On November 12, 2013, we announced the restructuring plan of the Company and implemented additional cost reduction measures. As of March 31, 2014, we have approximately 740 employees. As a result of this restructuring plan, we recorded restructuring charges of $1.8 million related to severance, other employee termination benefits and fees associated with implementing the restructuring plan in the three months ended March 31, 2014. We expect that the restructuring initiatives will be substantially complete by June 30, 2014. Certain projects are subject to a variety of labor and employment laws, rules and regulations which could result in a delay in implementing these projects.

On September 17, 2013, we announced that the European Commission has granted marketing authorization for PROVENGE (autologous peripheral blood mononuclear cells activated with PAP-GM-CSF or sipuleucel-T) dispersion for infusion in the European Union (the “E.U.”) for the treatment of asymptomatic or minimally symptomatic metastatic (non-visceral) castrate resistant prostate cancer in male adults in whom chemotherapy is not yet clinically indicated. The marketing authorization provides approval for the commercialization of PROVENGE in all 28 countries of the E.U. as well as Norway, Iceland and Liechtenstein. We plan to manufacture product through a contract manufacturing organization. In Germany and the United Kingdom, Dendreon will make PROVENGE commercially available to patients within the approved label through Centers of Excellence using its Contract Manufacturing Organization, PharmaCell. Centers of Excellence are institutions where a high volume of prostate cancer patients are treated by leading prostate cancer experts. These centers will be located in larger cities, which will allow for convenient patient access. In some cases, a Center of Excellence may be a co-op group of institutions. Following the implementation of automation, which will enable Dendreon to manufacture more cost effectively, the Company will explore opportunities to make PROVENGE more broadly available in Europe and other world markets.

As of March 31, 2014, our manufacturing operations consisted of approximately 385 employees, a decrease from 500 employees as of March 31, 2013 due to the 2013 restructuring and workforce reduction. Our commercial team included approximately 125 employees in sales, marketing, and market access support as of March 31, 2014, a decrease from 180 employees as of March 31, 2013.

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

We have agreements with the Centers for Medicare and Medicaid Services (the “CMS”) providing for a rebate on sales to eligible Medicaid patients. The physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on historical claim information. Since there is often a delay between product sale and the processing and payment of Medicaid rebates, we evaluate our estimates regularly, and adjust them as necessary.

We also have agreements with the Public Health Service (“PHS”) and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense (“DoD”), providing for a chargeback on sales to eligible providers. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product revenue and trade accounts receivable. Our estimate of chargebacks is based on information we gather related to the physician site.

We have entered into agreements with certain GPOs that contract for the purchase of PROVENGE on behalf of their members and provide contract administration services. Eligible members of the GPOs purchase PROVENGE at contracted prices through a chargeback. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product revenue and trade accounts receivable. Eligible members of the GPOs may also be entitled to receive a rebate on eligible purchases of PROVENGE at the end of each quarter. Estimated rebates and administrative fees payable to GPOs are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based upon information we gather related to sales of our product to eligible GPO members.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.

We periodically evaluate inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. The estimated remaining life of raw material inventory was approximately 2.8 years as of March 31, 2014. We expect to realize the carrying value of inventory.

In addition, we evaluate inventory for impairment when events and circumstances indicate that inventory may not meet the quality specifications required to be used in commercial production. If we determine it is likely that inventory does not meet quality specifications, we record an impairment of this inventory.

Restructuring Expenses

We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred. Employee termination benefits are accrued when the obligation is probable and estimable. Employee termination benefits are expensed at the date the employee is notified unless the employee must provide future service in excess of 60 days, in which case such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of the contract termination date or the date we cease using the rights conveyed by the contract. We have made estimates regarding the amount and timing of restructuring expenses and the restructuring liability, including current period employee termination benefits.

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

Convertible Senior Notes due 2016

The Company’s 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized on the accelerated method as expense over the requisite service period. The fair value of stock options granted and stock issued under the Employee Stock Purchase Plan is calculated using the Black-Scholes-Merton (“BSM”) option pricing model. The BSM model requires various judgmental assumptions regarding volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense for new awards may differ materially from that recorded for existing awards.

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

Stock-based compensation expense also requires the estimate of forfeiture rates. In the three months ended March 31, 2014 and 2013, we increased our estimated forfeiture rates based on historical forfeiture data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.3 million and $2.7 million, respectively These adjustments decreased basic and diluted net loss per share by $0.02 for each of the three months ended March 31, 2014 and 2013.

Loss Contingencies

A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to reasonably estimate the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented as a reduction of a deferred tax asset for an

NOL carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions to this rule. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Revenue

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Product revenue, net	$68,780	$67,580
Royalty and other revenue	—	14

Total revenue	$68,780	$67,594

Net product revenue from the commercial sale of PROVENGE was $68.8 million and $67.6 million for the three months ended March 31, 2014 and 2013. The increase was due to price increases of PROVENGE. Approximately 945 parent accounts, some of which have multiple sites, had infused our product as of March 31, 2014.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $10.3 million and $5.4 million for the three months ended March 31, 2014 and 2013, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	4,366	3,088
Current provision related to sales made in prior periods	(22)	—
Adjustments	(420)	(874)
Payments/credits	(3,697)	(2,554)

Balance at March 31	$3,767	$2,767

The following is a roll forward of our chargebacks reserve associated with the GPO programs:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	4,454	1,355
Current provision related to sales made in prior periods	7	—
Payments/credits	(5,065)	(1,181)

Balance at March 31	$986	$356

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	1,740	1,505
Payments/credits	(1,776)	(1,932)

Balance at March 31	$1,752	$1,523

Cost of Product Revenue

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of product revenue	$36,629	$43,375
Gross profit (1)	32,151	24,205

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three months ended March 31, 2014 as compared 2013 was primarily due to reduced headcount and other restructuring activities.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful. As product sales increase and we gain efficiencies in our manufacturing processes, we anticipate cost of product revenue as a percentage of product revenue will decline.

We anticipate that cost of product revenue as a percentage of revenue for the remainder of 2014 will remain relatively consistent with the current quarter results.

Research and Development Expenses

Research and development expenses were $14.0 million and $18.4 million for the three months ended March 31, 2014 and 2013, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research programs. Research and development expenses were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Clinical programs	$7.8	$9.8
Supplier development expenses	1.6	2.0
Research programs	4.6	6.6

Total research and development expense	$14.0	$18.4

The decrease in total research and development expenses for the three months ended March 31, 2014 as compared to the respective period in 2013 was primarily a result of the restructuring plan announced on November 12, 2013. Research and development costs associated with clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, materials and supplies used in support of clinical programs and employee-related expenses of departments supporting clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to research programs represent efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

The significant majority of our historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the E.U. In September 2013, we announced the approval of PROVENGE in the E.U. Research and development costs associated with PROVENGE in the United States and in the E.U. for each period presented were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
PROVENGE- United States	$10.5	$14.4
PROVENGE- E.U.	2.3	3.2

	$12.8	$17.6

Current product candidates and potential targets for the focus of new product candidates in research and development include:

•	DN24-02, our investigational active cellular immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011.

•	Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in our portfolio. We currently do not have active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CA-9 or CEA.

•	TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012. We currently do not have active clinical programs related to the small molecule targeting TRPM8

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended March 31,
	2014	2013
	(In millions)
DN24-02	$1.1	$0.7
Other early pipeline development	0.1	0.1

	$1.2	$0.8

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

We anticipate that research and development expenses will decrease compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.4 million and $62.4 million for the three months ended March 31, 2014 and 2013, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, stock-based compensation, consulting fees, sales and marketing fees and administrative costs to support our operations.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2014 compared to the respective period in 2013 was primarily due to headcount reductions related to the strategic restructuring plans announced on July 30, 2012 and November 12, 2013 and a reduction in non-cash stock-based compensation during the three months ended March 31, 2014 due to the increases to the estimated forfeiture rates based on historical forfeiture data.

We anticipate our selling, general and administrative expenses will decrease compared to 2013.

Restructuring and Contract Termination Expenses

Restructuring – 2013

On November 12, 2013, we announced the restructuring plan of the Company and implemented additional cost reduction measures. As a result, in the three months ended March 31, 2014, we recorded a restructuring charge of $1.5 million related to fees associated with implementing the restructuring plan, and $0.3 million related to severance and other employee termination benefits. We expect the restructuring initiatives will be substantially complete by June 30, 2014.

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

During the three months ended March 31, 2013, we recorded charges of $1.2 million related to severance, other termination benefits and outplacement services. These charges were offset by adjustments to reduce the restructuring liability by $0.3 million related to outplacement services and COBRA benefits not used by employees and severance and other termination benefits that will not be paid. In addition, we recorded restructuring charges of $1.0 million during the three months ended March 31, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

Interest Income

We receive interest income primarily from holdings of cash and investments. Interest income was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest income was due to lower investment balances.

Interest Expense

Interest expense was $13.4 million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $7.5 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended March 31, 2014 and 2013. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.4 million during each of the three months, ended March 31, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

At March 31, 2014 and December 31, 2013, we had cash, cash equivalents and short-term and long-term investments of $169.7 million and $199.4 million, respectively. The decrease in these balances in 2014 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, including costs associated with clinical programs, supplier development and research programs, and selling, general and administrative expenses in support of our operations. To date, we have financed our operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the three months ended March 31, 2014 and 2013 was $28.0 million and $87.8 million, respectively. The decrease in net cash used in operating activities primarily resulted from decreased net loss and decreased inventory purchases.

Net cash provided by investing activities for the three months ended March 31, 2014 and 2013 was $26.8 million and $33.3 million, respectively. Expenditures related to investing activities for the three months ended March 31, 2014 consisted primarily of purchases of investments of $8.0 million and purchases of property and equipment, primarily hardware and software expenditures, of $0.1 million, offset by maturities and sales of investments of $34.9 million. The decrease in net cash provided by investing activities for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily related to a decrease in maturity of investments and investment purchases.

Net cash used in financing activities for the three months ended March 31, 2014 and 2013 was $1.2 million and $3.3 million, respectively. Net cash used in financing activities for both periods primarily related to payments on capital lease obligations.

We have incurred significant losses and negative cash flows from operations since our inception. As of March 31, 2014, our accumulated deficit was $2.3 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of March 31, 2014, together with revenue generated from commercial sales of PROVENGE and the implementation of cost saving measures, as announced on November 12, 2013 together with additional cost savings measures we are currently working to identify, will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, potentially invest in commercial infrastructure outside the United States and invest in research and product development. If we are unable to achieve our internally forecasted revenue levels or realize the cost savings expected from our recent restructuring and our anticipated cost cutting measures, we may not be able to achieve these results. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential liquidity needs including:

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

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 cease effective October 2013 and August 2014. In addition, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, and continuing through the remaining term.

In February 2011, we entered into a sublease for laboratory and office space of 97,365 square feet in Seattle, Washington. The term is for eight years. In July 2012, we entered into a lease for office space of 39,937 square feet in Bridgewater, New Jersey. The initial term is for ten years, with one renewal term of five years.

Manufacturing Facilities Leases

In August 2009, we entered into an agreement to lease the Orange County Facility, consisting of approximately 184,000 square feet, for use as a manufacturing facility following build-out. The initial term is ten and a half years, expiring in December 2019, with five renewal terms of five years each. In July 2009, we entered into an agreement to lease the Atlanta Facility, consisting of approximately 156,000 square feet, for use as a manufacturing facility following build-out. The lease commenced when we took possession of the building upon substantial completion of construction of the building shell in March 2010. The initial term is ten and a half years, with five renewal terms of five years each.

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

As of March 31, 2014, we had remaining commitments with Fujifilm to purchase antigen not to exceed and most likely less than $22.6 million. We expect that payments on this commitment will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment, which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at March 31, 2014 of $5.4 million, bear interest at rates ranging from 4.4% to 11.7% per year.

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

On January 20, 2011, we entered into the First Supplemental Indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, to our existing Base Indenture (together with the First Supplemental Indenture, the “2016 Indenture”), dated March 16, 2007. The 2016 Indenture sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of March 31, 2014 and December 31, 2013.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board of Directors (“the Board”) determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of March 31, 2014, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $566.1 million, and the remaining unamortized debt discount was $53.9 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.5 million and $6.9 million for the three months ended March 31, 2014 and 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended March 31, 2014 and 2013.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if the Board determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2014 Indenture contains customary covenants.

As of March 31, 2014 and December 31, 2013, the aggregate principal amount of the 2014 Notes outstanding was $27.7 million. As the 2014 Notes have a contractual maturity date of June 15, 2014, the balance is classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.4 million during each of the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014 and December 31, 2013, we had short-term investments of $65.1 million and $87.1 million, respectively, and long-term investments of $14.6 million and $19.8 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of March 31, 2014, assuming a 100 basis point increase in market interest rates, would decrease by approximately $0.5 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in the statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our interim chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. 2:11-cv-1291 JLR. The lawsuit was settled on stipulated terms that received final Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and generally alleges the same underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss that complaint on March 24, 2014, and briefing on the motion is scheduled to be completed by May 14, 2014. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. 2:11-cv-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. The King County action was dismissed without prejudice, for failure to prosecute, on February 28, 2014. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names two additional former officers of the Company as defendants, asserts only this latter claim. The Company moved to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Chancery Court subsequently denied the Company’s motion to stay and set a case schedule with trial to occur on March 16, 2015. There have been no other proceedings in the derivative action in federal court in Washington. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board. Plaintiff’s purported derivative complaint alleges that members of the Board violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014, which is currently pending. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina (the “Court”) against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement (the “GSK Agreement”) terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On March 11, 2014, the Court held oral argument on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s contract claim as well as its unfair and deceptive trade practices claim. The Court has not yet issued a ruling on the parties’ cross motions. The Company has accrued approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended March 31, 2014, including the consolidated financial statements and related notes, and information contained in our 2013 Form 10-K, and in our other filings from time to time with the SEC. The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in the 2013 Form 10-K.

Risks Relating to our Product Commercialization Pursuits

*If we fail to achieve and sustain commercial success for PROVENGE, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

Prior to the launch of PROVENGE in May 2010, we had never sold or marketed a pharmaceutical product. Unless we can successfully commercialize another product candidate or acquire the right to market other approved products, we will continue to rely on PROVENGE to generate substantially all of our revenue and fund our operations from product sales. Our ability to maintain or increase our revenues for PROVENGE will depend on, and may be limited by, a number of factors, including the following:

•	acceptance of and ongoing satisfaction with PROVENGE as the first in a new class of therapy by the medical community, patients receiving therapy and third-party payers in the United States, in the E.U., and eventually in other foreign markets if we receive necessary marketing approvals and decide to sell PROVENGE in those markets;

•	our ability to develop and expand market share, both in the United States, the E.U. and potentially in the rest of the world if we receive necessary marketing approvals outside the United States and the E.U. and decide to sell PROVENGE in those markets, in the midst of numerous competing products for late-stage prostate cancer, many of which are commercially available or in late-stage clinical development;

•	whether data from clinical trials for PROVENGE, including clinical trials for additional indications or clinical trials to identify biomarkers or clinical trials in connection with competing products such as sequencing studies, are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell PROVENGE for such additional indications;

•	whether competing therapies are prescribed in place of PROVENGE for certain patients or are perceived as superior to PROVENGE by physicians or patients;

•	the safety and efficacy of PROVENGE, both actual and perceived;

•	our ability to maintain prescribing information, also known as a label, that is substantially consistent with current prescribing information for PROVENGE;

•	adequate coverage or reimbursement for PROVENGE by government healthcare programs and third-party payers, including private health coverage insurers and health maintenance organizations;

•	the rate of growth or contraction, if any, of the overall market into which PROVENGE is sold;

•	our ability to sell PROVENGE in the U.S. despite significant turnover in our sales force; and

•	the ability of patients to afford any required co-payments for PROVENGE.

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

PROVENGE is presently approved for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer in the United States and the E.U. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. To achieve global success for PROVENGE as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of PROVENGE may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the United States and the E.U. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing or reimbursement levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

*PROVENGE and other products we may potentially commercialize and market may be subject to promotional limitations.

The FDA and other regulatory authorities have the authority to impose significant restrictions on an approved product through the product label and allowed advertising, promotional and distribution activities. The FDA also may require us to undertake post-marketing clinical trials. If the results of such post-marketing studies are not satisfactory, the FDA may withdraw marketing authorization or may condition continued marketing on commitments from us that may be expensive and/or time consuming to fulfill. Even after we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

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

Risks Relating to Manufacturing Activities

*We sold one of our manufacturing facilities and we may close or sell more of our manufacturing facilities, which could limit our ability to supply the market and may limit our product sales.

In 2012, we sold the New Jersey Facility to Novartis. We may decide to close or sell more of our manufacturing facilities in the future. Manufacturing PROVENGE is very complex and time-sensitive. With fewer manufacturing facilities, it may be difficult for us to meet the commercial demand for PROVENGE, especially in certain parts of the country. In addition, having fewer manufacturing facilities exposes us to greater risk that problems with any individual facility, or regional issues such as natural disasters or terrorist attacks, could have a greater effect on our overall ability to supply the market. If we cannot meet demand, we could lose product sales and our revenue and reputation with physicians would suffer. In addition, our business could be materially harmed and our results of operations would be adversely impacted.

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

*Manufacturing difficulties, disruptions or delays could limit supply of our products and limit our product sales.

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the United States with the support of third party manufacturers for certain processes and plan to manufacture any other product candidates ourselves. We have contracted with a third-party manufacturer in order to supply clinical trials and potential future commercial production in the E.U., and we are presently reliant on the ability of the third party to adequately support our clinical trials andfuture commercial production in the E.U. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

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

We have substantial indebtedness maturing over the coming two years. It is expensive to develop and commercialize cancer immunotherapy and small molecule product candidates. We plan to continue to simultaneously conduct clinical trials and preclinical research for a number of product candidates while pursuing commercial acceptance and our marketing goals for PROVENGE. Our product development efforts may not lead to additional commercial products, either because our product candidates fail to be found safe or effective in clinical trials or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Even if commercialized, a product may not achieve revenues that exceed the costs of producing and selling it. Our capital and future cash flow may not be sufficient to support the expenses of our operations and we may need to raise additional capital depending on a number of factors, including but not limited to the following:

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

We expect the cash needed to repay our indebtedness, invest in research and product development, successfully commercialize PROVENGE in the United States and the E.U. and seek regulatory approvals in other foreign countries will be substantial. Should we elect to seek additional funding through customary methods, we may not be able to obtain additional financing if and when needed, or, if such financing is available, it may not be on terms that are acceptable to us. In addition, the capital and credit markets have experienced extreme volatility and historical disruptions have led to uncertainty and liquidity issues for both companies seeking equity or debt refinancing and investors and lenders. If adequate funds are not available to us on favorable terms or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to:

•	engage in equity financings that would be dilutive to current stockholders;

•	delay or reduce the scope of our efforts to commercialize PROVENGE;

•	delay, reduce the scope of or eliminate one or more of our development programs;

•	obtain funds through arrangements with collaborators or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves;

•	license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available; or

•	curtail or cease operations.

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

As of March 31, 2014, our accumulated deficit was $2.3 billion and our net loss for three months ended March 31, 2014 was $36.4 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. There can be no assurance that available cash and cash generated through current operations will be sufficient to continue to conduct our operations and expand according to our business plans. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will break-even on our U.S. operations or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

*Our existing indebtedness could adversely affect our financial condition.

Our existing indebtedness includes an aggregate of $27.7 million in outstanding 2014 Notes which bear interest at 4.75%, and an aggregate of $620 million in outstanding 2016 Notes which bear interest at 2.875%. Our indebtedness and annual debt service requirements may adversely impact our business, operations and financial condition in the future. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to raise additional funds by borrowing or engaging in equity sales in order to fund future working capital, capital expenditures, research and development and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash to service payments on our debt;

•	limit our flexibility to react to changes in our business and the industry in which we operate or to pursue certain strategic opportunities that may present themselves; or

•	require us to curtail or cease operations.

We currently intend to satisfy our current and future debt service obligations from cash generated by operations, our existing cash and investments and, in the case of principal payments due upon the maturity of the 2016 Notes, funds from external sources. However, we may not have sufficient funds and we may be unable to arrange for additional financing to satisfy our principal or interest payment obligations when those obligations become due. Funds from external sources may not be available on acceptable terms, or at all.

While we expect to repay the 2014 Notes using our existing cash and investments, we expect to need to raise substantial additional capital in order to repay the 2016 Notes when those obligations mature. If we are not able to raise the necessary capital on favorable terms, or at all, our business, results of operations and financial condition may be materially adversely affected and we may be required to curtail or cease operations.

The accounting method for convertible debt securities that may be settled in cash, such as the 2016 Notes, could have a material effect on our net loss, net working capital or other financial results.

Under the FASB ASC Section 470-20, Debt with Conversion and other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2016 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our 2016 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the 2016 Notes to their face amount over the term of the 2016 Notes. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2016 Notes.

Our stockholders may be diluted by the conversion of our outstanding convertible notes.

The holders of the 2014 Notes may choose at any time to convert their notes into common stock prior to maturity in June 2014. The holders of the 2016 Notes may choose at any time to convert their notes prior to maturity in January 2016, and upon conversion we may issue cash, stock, or a combination thereof at our option. Should a holder of the 2016 Notes exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock.

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

On November 12, 2013, we announced a restructuring plan that resulted in a reduction in headcount of approximately 150 full-time positions. In addition, on July 30, 2012, we announced a restructuring plan which resulted in a reduction in headcount of approximately 600 full-time and contractor positions, and the closing of the New Jersey Facility. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities.

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

Our forecasting model for PROVENGE revenue may be inaccurate because of any number of factors. These factors may include competition for PROVENGE and slower than anticipated physician adoption of PROVENGE because of cautionary prescribing behavior due to negative perceptions of reimbursement history for the product, difficulty in identifying appropriate patients for treatment with PROVENGE, the cost of the product, which is purchased by the physician on a buy and bill basis, and incurred over a short time period, and other aspects of physician education due to the novelty of the treatment process. The extent to which any of these or other factors individually or in the aggregate may impact future sales of PROVENGE is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general and administrative expenses are relatively fixed in the short term. If our revenues from PROVENGE sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue has a direct impact on our cash flow and on our business generally. In addition, as reflected in our recent stock price, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

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

In September 2013, we announced the approval of PROVENGE in the E.U. In Germany and the United Kingdom, Dendreon will make PROVENGE commercially available to patients within the approved label through Centers of Excellence using its Contract Manufacturing Organization, PharmaCell. Delays to the commercialization of PROVENGE in the E.U. and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

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

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

*We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, and such relationships are not easy to replace.

We rely upon contract manufacturers for components used in the manufacture and distribution of PROVENGE. Problems with any of our or our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of the antigen or other components we use in the manufacture of PROVENGE. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, loss of components in the process of being manufactured or a shortfall in availability of a necessary component. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA or equivalent other country authorities’ regulatory requirements or standards that require modifications to manufacturing processes, action by us to implement process changes, disputes with our suppliers or other similar factors. Because manufacturing processes are complex and are subject to a lengthy FDA or equivalent non-United States regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties or delays in our suppliers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for PROVENGE, cause us to lose revenue or market share if we are unable to timely meet market demands.

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

*We rely on single source vendors for some key components for PROVENGE and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.

We currently depend on single source vendors for components used in PROVENGE and other active immunotherapy candidates. For example, we have a long-term contract with Fujifilm for the production of the antigen used in the manufacturing of PROVENGE. Any production shortfall or other delay on the part of Fujifilm that impairs the supply of the antigen to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for PROVENGE or other products, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.

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

An IND application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case, or the FDA may insist on changes to the clinical study resulting in significant delays. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

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

Risks Related to Regulation of the Pharmaceutical Industry

*PROVENGE and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the preclinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Other applicable non-United States regulatory authorities have equivalent powers. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products.

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

The sale of PROVENGE is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. In the event we seek approvals to market PROVENGE in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to PROVENGE and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for PROVENGE or our product candidates. A reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

*The availability and amount of reimbursement for PROVENGE and our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.

In many international markets, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. Many of the patients in the United States who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered in physician offices, including PROVENGE, is set at ASP plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2013, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for PROVENGE.

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

PPACA significantly changed the Medicaid rebate program. Rebates previously were due only on utilization under Medicaid fee-for-service plans, but PPACA expanded our rebate liability to include the utilization of Medicaid managed care organizations, effective upon enactment, March 23, 2010. PPACA also increased the minimum rebate due for innovator drugs such as PROVENGE, from 15.1% of AMP to 23.1% of AMP, effective the first quarter of 2010, and capped the total rebate amount for innovator drugs at 100% of AMP. PPACA and subsequent legislation also changed the definition of AMP, effective the fourth quarter of 2010. CMS has issued a proposed rule to implement PPACA’s changes to the Medicaid rebate program, but does not anticipate finalizing this rule until later in 2014. This rule may have the effect of increasing our rebates or other costs and charges associated with participating in the Medicaid rebate program.

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

Although the constitutionality of key provisions of PPACA was upheld by the Supreme Court, legislative changes to the PPACA remain possible. The issuance of additional regulations and the passage of additional or amended legislation may increase our costs and the complexity of compliance. Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

If we fail to comply with our obligation to accurately track and report ASP, AMP and BP data to the relevant state and federal authorities, we may face fines or penalties and could be subject to additional reimbursement requirements, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a result of our participation in the Medicaid and Medicare programs, we are required to report ASP, AMP and BP data to state and federal authorities. The calculations for our reported pricing data, including AMP, BP, as well as ASP, are complex and the governing legal requirements may be subject to interpretation by us, governmental or regulatory agencies, and the courts. If we become aware that our reported AMP and BP figures for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we are obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

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

The availability of federal funds under Medicaid and Medicare Part B to pay for PROVENGE and any other products that are approved for marketing also is conditioned on our participation in the PHS 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. To the extent PPACA, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes will also affect our 340B ceiling price for PROVENGE or any other of our products that are approved for marketing. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

We also make PROVENGE available for purchase by authorized users of the FSS, of the General Services Administration pursuant to an FSS contract with the VA that was awarded to the Company in mid-2012. Under the Veterans Health Care Act of 1992 (“VHCA”), we are required to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the VA, the DoD, the Coast Guard and the PHS (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

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

Our products are subject to rigorous regulation by the FDA. These requirements include, among other things, regulations regarding manufacturing practices, quality control, product labeling, packaging, safety surveillance, adverse event reporting, storage, and advertising and post-marketing reporting. Our facilities and procedures are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. We must spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of our products, and criminal prosecution. These actions could result in substantial modifications to our business practices and operations that could disrupt our business.

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

As previously reported, the Company and three current and former officers were named defendants in a consolidated putative securities class action proceeding filed in August 2011 with the United States District Court for the Western District of Washington (the “District Court”) under the caption In re Dendreon Corporation Class Action Litigation, Master Docket No. 2:11-cv-1291 JLR. The lawsuit was settled on stipulated terms that received final Court approval in August 2013. The settlement has become effective, and the litigation has been dismissed against all defendants with prejudice. A group of individual investors who elected to opt out of the class action settlement commenced their own action in the District Court alleging securities fraud on May 16, 2013. That action, captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR, names the same defendant parties and generally alleges the same underlying facts as were asserted in the class action – i.e., that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. In addition to claims under the federal securities laws, the Bolling plaintiff group also purports to assert certain claims under Washington state law. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period, an amount that equates to under 0.5% of the estimated shares that comprised the plaintiff class in the class action. The Bolling plaintiffs filed an amended complaint July 16, 2013. On August 9, 2013, the defendants filed a motion to dismiss plaintiffs’ amended complaint, and the Court held a hearing on that motion January 3, 2014. On January 28, 2014, the Court issued an order granting the motion in part and denying the motion in part. Specifically, the Court dismissed plaintiffs’ claims based on the federal securities laws and the Washington Consumer Protection Act; however, the Court denied the motion as to plaintiffs’ state law claims for fraud and negligent misrepresentation. The Court granted plaintiffs 20 days leave to amend on the dismissed claims. On February 17, 2014, plaintiffs filed a Second Amended Complaint. Defendants moved to dismiss that complaint on March 24, 2014, and briefing on the motion is scheduled to be completed by May 14, 2014. The Bolling plaintiffs seek unspecified damages. We cannot predict the outcome of the motion. In general, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. 2:11-cv-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. The King County action was dismissed without prejudice, for failure to prosecute, on February 28, 2014. On June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The complaints filed in Washington all name as defendants the three individuals who are defendants in the securities action together with the other members of the Company’s Board of Directors. While the complaints filed in Washington assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, which names two additional former officers of the Company as defendants, asserts only this latter claim. The Company moved to dismiss the Silverberg action on standing grounds; that motion was denied in a decision issued by the Court of Chancery on December 31, 2013. The Chancery Court subsequently denied the Company’s motion to stay and set a case schedule with trial to occur on March 16, 2015. There have been no other proceedings in the derivative action in federal court in Washington. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits, the purported derivative lawsuits do not seek relief against the Company. Additionally, the SEC is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that it believes affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board. Plaintiff’s purported derivative complaint alleges that members of the Board violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014, which is currently pending. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

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

In September 2013, PROVENGE was approved in Europe. In Germany and the United Kingdom, Dendreon will make PROVENGE commercially available to patients within the approved label through Centers of Excellence using its Contract Manufacturing Organization, PharmaCell. In addition, we may expand our presence in Europe to other countries. As a result, our activities in Europe may include importing, marketing, selling and distributing our products in European countries. Our clinical and commercial supply chain activities could occur outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•	differing laws and regulation regarding protection of private information required for our business operations;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks described elsewhere in these risk factors associated with our international operations could materially adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three months ended March 31, 2014 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 — January 31, 2014	90,541	$3.06	—	—
February 1 — February 28, 2014	52,151	2.83	—	—
March 1 — March 31, 2014	124	2.97	—	—

Total	142,816	$2.97	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

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

Date: May 8, 2014

DENDREON CORPORATION

By:	/s/ John H. Johnson
John H. Johnson
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)