Form 10-Q
period 2014-06-30
DENDREON CORP
filed 2014-08-11
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 4, 2014 was 160,314,362.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,921	$92,530
Short-term investments	60,376	87,092
Trade accounts receivable	30,306	34,560
Inventory	70,031	54,346
Prepaid expenses and other current assets	8,893	15,220

Total current assets	236,527	283,748
Property and equipment, net	113,456	125,168
Long-term investments	9,425	19,819
Other assets	5,221	5,666

Total assets	$364,629	$434,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,939	$10,459
Accrued liabilities	35,930	33,619
Accrued compensation	15,705	20,144
Restructuring, contract termination and advisory liabilities	4,997	8,793
Current portion of convertible debt	—	27,685
Current portion of capital lease obligations	2,436	2,429
Current portion of facility lease obligations	657	632

Total current liabilities	73,664	103,761
Long-term accrued liabilities	5,630	5,471
Capital lease obligations, less current portion	2,255	3,575
Facility lease obligations, less current portion	9,754	10,123
Convertible senior notes due 2016, net of discount	573,135	559,122
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 160,098,163 and 157,274,622 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	154	153
Additional paid-in capital	2,002,805	2,003,271
Accumulated other comprehensive income	39	79
Accumulated deficit	(2,302,807)	(2,251,154)

Total stockholders’ deficit	(299,809)	(247,651)

Total liabilities and stockholders’ deficit	$364,629	$434,401

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Product revenue, net	$82,163	$73,286	$150,943	$140,866
Royalty and other revenue	48	29	48	43

Total revenue	82,211	73,315	150,991	140,909
Operating expenses:
Cost of product revenue	37,871	43,798	74,500	87,173
Inventory insurance recovery	(15,566)	—	(15,566)	—
Research and development	13,577	18,163	27,572	36,611
Selling, general and administrative	44,939	66,831	84,328	129,277
Restructuring, contract termination and advisory costs	3,059	(304)	4,905	1,656

Total operating expenses	83,880	128,488	175,739	254,717

Loss from operations	(1,669)	(55,173)	(24,748)	(113,808)
Other income (expense):
Interest income	52	177	136	395
Interest expense	(13,647)	(13,886)	(27,073)	(27,515)
Other income (expense)	(5)	40	32	81

Net loss	$(15,269)	$(68,842)	$(51,653)	$(140,847)

Basic and diluted net loss per share	$(0.10)	$(0.45)	$(0.34)	$(0.93)

Shares used in computation of basic and diluted net loss per share	154,038	151,812	153,830	151,647

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(15,269)	$(68,842)	$(51,653)	$(140,847)
Other comprehensive loss:
Net unrealized loss on securities	(14)	(106)	(40)	(162)

Comprehensive loss	$(15,283)	$(68,948)	$(51,693)	$(141,009)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net loss	$(51,653)	$(140,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,535	15,721
Non-cash stock-based compensation expense (contra expense)	(377)	5,494
Amortization of securities discount and premium	622	1,435
Amortization of convertible notes discount and debt issuance costs	15,119	13,987
Other	157	268
Changes in operating assets and liabilities:
Trade accounts receivable	4,254	2,332
Inventory	(9,570)	(13,700)
Prepaid expenses and other assets	(454)	(5,354)
Accounts payable	3,480	(5,224)
Accrued liabilities and compensation	(2,128)	(4,815)
Restructuring, contract termination and advisory liabilities	(3,796)	(8,606)

Net cash used in operating activities	(31,811)	(139,309)
Investing Activities:
Maturities and sales of investments	44,481	110,110
Purchases of investments	(8,029)	(58,886)
Purchases of property and equipment	(820)	(5,121)

Net cash provided by investing activities	35,632	46,103
Financing Activities:
Payment of convertible senior subordinated notes	(27,685)	—
Payments on facility lease obligations	(344)	(335)
Payments on capital lease obligations	(1,313)	(3,179)
Proceeds from deposits	—	87
Issuance of common stock under the Employee Stock Purchase Plan	397	1,006
Net proceeds from the exercise of stock options	—	41
Other	(485)	(810)

Net cash used in financing activities	(29,430)	(3,190)

Net decrease in cash and cash equivalents	(25,609)	(96,396)
Cash and cash equivalents at beginning of period	92,530	188,408

Cash and cash equivalents at end of period	$66,921	$92,012

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$11,811	$13,745

Inventory insurance cash received	$15,566	$—

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

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The accompanying financial information as of December 31, 2013 has been derived from the audited 2013 consolidated financial statements included in the 2013 Form 10-K. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or any other future period.

Liquidity Risks and Uncertainties

Our 2016 Notes, as discussed in Note 10 below, have an aggregate principal amount of $620 million and mature on January 15, 2016. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that, absent the execution of a transaction of the type described below, we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity. Based on our currently anticipated operating results, however, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will not be able to repay or refinance the 2016 Notes. Accordingly, we are currently considering alternatives to the repayment of the 2016 Notes in cash, including alternatives that could result in leaving our current stockholders with little or no financial ownership of Dendreon. Our Board of Directors will consider any strategic alternatives that might be presented by third parties, though there can be no guarantee that any such alternative will provide value for the Company’s stockholders.

In addition, our business and operations are subject to various risks relating to our financial condition, some of which could result from concerns our stakeholders may have about our financial situation and others that could result if we were to pursue alternatives to the repayment of the 2016 Notes in cash. These risks include, but are not limited to, the following:

•	certain of our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing goods or services to us;

•	our employees may become distracted from performance of their duties;

•	physicians could cease to purchase and prescribe PROVENGE;

•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	we may have difficulty maintaining existing and building new relationships; and

•	we may be unable to retain and motivate key executives and employees and we may have difficulty attracting new employees.

As of June 30, 2014, our accumulated deficit was $2.3 billion and our net loss for six months ended June 30, 2014 was $51.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our current operating projections, we will likely be unable to repay or refinance the 2016 Notes when they mature. And in any event, we are unable to predict when our core business will break-even or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability, and our current stockholders may be left with little or no financial interest at such time. We believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months.

Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, investments, fair values of assets, incurred but not reported medical insurance claims, income taxes, financing activities, accruals and other contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	9,469	6,588
Adjustments	(1,064)	(1,575)
Payments/credits	(7,544)	(5,425)

Balance at June 30	$4,401	$2,695

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

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	8,932	2,835
Current provision related to sales made in prior periods	7	—
Payments/credits	(9,200)	(2,659)

Balance at June 30	$1,329	$358

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

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	4,139	3,098
Payments/credits	(3,518)	(3,435)

Balance at June 30	$2,409	$1,613

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

Stock-based compensation accounting also requires the estimate of forfeiture rates. In the first and second quarters of 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.6 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 and $0.04 for the six months ended June 30, 2014 and 2013, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share excludes all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”) in the three and six months ended June 30, 2014 and 2013 and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) in the three and six months ended June 30, 2013 because all such securities are anti-dilutive: accordingly, diluted net loss per shares is the same as basic net loss per share. For the three and six months ended June 30, 2014 and 2013, the computation of diluted net loss per share excluded 19.1 million shares and 23.3 million shares, respectively.

Comprehensive Loss

Comprehensive loss includes charges and credits to stockholders’ deficit that are not the result of transactions with stockholders. Comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three and six months ended June 30, 2014 and 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

For a more detailed listing of our significant accounting policies, see Note 2 of the consolidated financial statements included in the 2013 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
June 30, 2014
Due in one year or less	$60,343	$60,376
Due after one year through two years	9,419	9,425

	$69,762	$69,801

December 31, 2013
Due in one year or less	$87,027	$87,092
Due after one year through two years	19,805	19,819

	$106,832	$106,911

Gross realized gains and losses on sales of available-for-sale securities were not material for the three and six months ended June 30, 2014 and 2013.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
June 30, 2014
Demand deposit	$5,404	$—	$—	$5,404
Corporate debt securities	45,947	34	(1)	45,980
Government-sponsored enterprises	14,911	3	—	14,914
U.S. Treasury notes	3,500	3	—	3,503

	$69,762	$40	$(1)	$69,801

December 31, 2013
Demand deposit	$5,404	$—	$—	$5,404
Corporate debt securities	64,867	59	(4)	64,922
Government-sponsored enterprises	13,064	12	—	13,076
U.S. Treasury notes	23,497	12	—	23,509

	$106,832	$83	$(4)	$106,911

None of the securities have been in a continuous unrealized loss position for more than 12 months as of June 30, 2014.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of June 30, 2014. Refer to Note 4 – Fair Value Measurements for further discussion.

Investments securing letters of credit in the aggregate amount of $5.4 million as of June 30, 2014 and December 31, 2013 are classified as long-term investments.

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

Level 1 —	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs), and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:	(In thousands)
June 30, 2014
Money market	$61,901	$61,901	$—
Corporate debt securities	45,980	—	45,980
Government-sponsored enterprises	14,914	—	14,914
U.S. Treasury notes	3,503	—	3,503

Total financial assets	126,298	$61,901	$64,397

Add: Cash	10,424

Total cash, cash equivalents and investments	$136,722

December 31, 2013
Money market	$68,534	$68,534	$—
Commercial paper	6,000	—	6,000
Corporate debt securities	64,922	—	64,922
Government-sponsored enterprises	13,076	—	13,076
U.S. Treasury notes	23,509	—	23,509

Total financial assets	176,041	$68,534	$107,507

Add: Cash	23,400

Total cash, cash equivalents and investments	$199,441

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of June 30, 2014 and December 31, 2013 was approximately $427.8 million and $393.8 million, respectively, based on the last trading prices as of the respective period end. The fair value estimate for the 2016 Notes is based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $70.0 million as of June 30, 2014 and $54.3 million as of December 31, 2013. Raw materials inventory is expected to be used over approximately 2.6 years as of June 30, 2014.

During the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained. We have filed an insurance claim to seek recovery for these losses. As of June 30, 2014, we have received $15.6 million in insurance proceeds related to this inventory claim and are pursuing the remaining reimbursement from our insurance carrier. The $15.6 million recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. Reimbursement of the remaining $14.4 million cannot be assured with certainty at this time. We believe no other antigen inventory was at risk of being out of quality specification at June 30, 2014.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013, there was $5.9 million included in “Prepaid expenses and other current assets” on the consolidated balance sheet related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production. As of June 30, 2014, there were no costs remaining in prepaid expenses and other current assets associated with these agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Furniture and office equipment	$2,823	$2,823
Laboratory and manufacturing equipment	29,495	29,493
Computer equipment and software	71,802	70,976
Leasehold improvements	117,149	117,233
Buildings	17,872	17,872
Construction in progress	424	368

	$239,565	$238,765
Less accumulated depreciation	(126,109)	(113,597)

	$113,456	$125,168

The buildings under our manufacturing facility leases must be restored to original condition upon lease termination. Accordingly, we have accrued the estimated costs of dismantlement and restoration associated with these obligations. The asset retirement obligations related to manufacturing facilities in Orange County, California (the “Orange County Facility”) and in Atlanta, Georgia (the “Atlanta Facility”) are included in “Long-term accrued liabilities” on the consolidated balance sheets.

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three and six months ended June 30, 2014 was $6.0 million and $12.5 million, respectively and for the three and six months ended June 30, 2013 was $7.9 million and $15.7 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred rent	$6,499	$6,886
Inventory receipts	1,447	1,551
Accrued consulting and other services	6,542	7,313
Accrued clinical trials expense	2,827	3,157
Accrued interest	8,170	8,225
Accrued service fees and rebates	3,932	2,899
Other accrued liabilities	6,513	3,588

	$35,930	$33,619

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

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation, based upon the estimated 15.5-year term, was $5.1 million as of June 30, 2014.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation, based upon the estimated 15.5-year term, was $5.3 million as of June 30, 2014.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2014 and December 31, 2013.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if our Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	(46,865)	(60,878)

Carrying amount of the liability component	$573,135	$559,122

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.6 million and $15.1 million for the three and six months ended June 30, 2014, respectively, and $7.0 million and $13.9 million for the three and six months ended June 30, 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended June 30, 2014 and 2013, and $8.9 million for each of the six months ended June 30, 2014 and 2013.

We have identified other embedded derivatives associated with the 2016 Notes. These embedded derivatives meet certain criteria and are therefore not required to be accounted for separately from the 2016 Notes.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of $3.0 million, were $82.3 million. The 2014 Notes were issued at face principal amount and paid interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. The maturity date of the 2014 Notes was June 15, 2014, at which time the 2014 Notes were repaid in full.

As of December 31, 2013, the $27.7 million aggregate principal amount of 2014 Notes outstanding was classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.3 million during the three months ended June 30, 2014, $0.4 million during the three months ended June 30, 2013, and $0.7 million during each of the six months ended June 30, 2014 and 2013.

11. STOCK-BASED COMPENSATION

Our equity-based employee incentive plans are described more fully in Note 12 in the 2013 Form 10-K, and in the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. Our stock-based awards include non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights.

We recorded stock-based compensation expense (contra expense) in the consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of revenue	$114	$106	$(57)	$187
Research and development	(658)	1,363	(377)	2,262
Selling, general and administrative	1,846	2,094	(75)	3,196
Restructuring	—	1	—	9

	$1,302	$3,564	$(509)	$5,654

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three and six months ended June 30, 2014 compensation expense related to awards and options with performance conditions was not material. For the three and six months ended June 30, 2013, we recognized $0.3 million and $0.5 million, respectively, of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the three and six months ended June 30, 2014, we recognized $0.1 million stock-based compensation contra expense related to cash-settled stock appreciation rights. For the three and six months ended June 30, 2013, we recognized $0.2 million of compensation expense related to cash-settled stock appreciation rights. As of June 30, 2014, unrecognized compensation expense related to unvested cash-settled stock appreciation rights was not material. We expect to recognize the remaining compensation expense over a period of 0.9 years.

In the first and second quarters of 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.6 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 and $0.04 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average estimated fair value per share	$1.52	$2.75	$2.01	$3.17
Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%	0.0%	0.0%
Expected volatility (b)	82%	85%	84%	85%
Risk-free interest rate (c)	1.55%	0.84%	1.53%	0.86%
Expected term (d)	5.0 years	5.0 years	5.0 years	5.0 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.
(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)
Outstanding at January 1, 2014	3,008,893	$15.10
Granted	481,995	4.42
Exercised	—	—
Forfeited and expired	(1,160,793)	12.90

Outstanding at June 30, 2014	2,330,095	14.15	6.90

Options exercisable at June 30, 2014	1,448,383	17.00	6.20

As of June 30, 2014 we had $1.1 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.0 years. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2014 was not material.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	3,919,972	$6.94
Granted	3,400,431	2.97
Vested	(1,374,601)	8.41
Forfeited and expired	(1,278,096)	4.46

Outstanding at June 30, 2014	4,667,706	3.76

As of June 30, 2014, we had $8.6 million of unrecognized compensation expense related to restricted stock awards, which we expect to recognize over a weighted-average period of 1.3 years.

12. RESTRUCTURING, CONTRACT TERMINATION AND ADVISORY COSTS

Advisory Costs

In 2014, we worked with advisors on alternatives for a possible restructuring of our balance sheet. During the three and six months ended June 30, 2014, we recorded advisory charges of $3.1 million and $3.7 million, respectively, related to fees associated with seeking alternatives.

Restructuring – 2013

On November 12, 2013, we announced a restructuring of the Company and implemented additional cost reduction measures. As a result, during the six months ended June 30, 2014, we recorded restructuring charges of $1.0 million related to fees associated with implementing the restructuring plan. During the six months ended June 30, 2014, we recorded $0.2 million related to severance and other employee termination benefits, net of adjustments for termination benefits not used by employees and severance and termination benefits that will not be paid. Restructuring initiatives were substantially complete as of June 30, 2014.

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

During the three and six months ended June 30, 2013, we recorded charges of $0.2 million and $1.4 million, respectively, related to severance and other termination benefits. These charges were offset by adjustments to reduce the restructuring liability by $0.9 million and $1.2 million for the three and six months ended June 30, 2013, respectively, related to termination benefits not used by employees and to severance and termination benefits that were not paid. In addition, we recorded restructuring charges of $0.6 million and $1.6 million during the three and six months ended June 30, 2013, respectively, related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

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

Refer to Note 13 – Commitments and Contingencies, for discussion of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. We have accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring, contract termination and advisory liabilities” on the consolidated balance sheets as of June 30, 2014 and December 31, 2013. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

The following is a rollforward of restructuring, contract termination and advisory liabilities:

	Restructuring, Contract Termination and Advisory Liabilities as of December 31, 2013	Charges, Net of Adjustments	Payments	Restructuring, Contract Termination and Advisory Liabilities as of June 30, 2014
	(In thousands)
Advisory costs:
Advisory costs	—	3,738	(3,117)	621
2013 Restructuring:
Severance and other termination benefits	$4,362	$217	$(4,431)	$148
Other associated costs	289	950	(1,153)	86
2012 Restructuring:
Other associated costs	142	—	—	142
2011 Restructuring:
Contract termination costs	4,000	—	—	4,000

Total	$8,793	$4,905	$(8,701)	$4,997

Total restructuring, contract termination and advisory charges of $4.9 million are included in “Restructuring, contract termination and advisory costs” on the consolidated statement of operations for the six months ended June 30, 2014.

13. COMMITMENTS AND CONTINGENCIES

As previously disclosed, our 2016 Notes in an aggregate principal amount of $620 million mature on January 15, 2016. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that, absent the execution of a transaction of the type described below, we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity. Based on our currently anticipated operating results, however, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will not be able to repay or refinance the 2016 Notes. Accordingly, we are currently considering alternatives to the repayment of the 2016 Notes in cash, including alternatives that could result in leaving our current stockholders with little or no financial ownership of Dendreon. Our Board of Directors will consider any strategic alternatives that might be presented by third parties, though there can be no guarantee that any such alternative will provide value for the Company’s stockholders.

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

As of June 30, 2014, we had remaining commitments with Fujifilm to purchase antigen not to exceed and most likely less than $6.7 million. We expect that payments on this commitment will continue through 2014.

We have been self-insured since January 1, 2014 with regard to health and welfare claims up to $250,000 per person per year, above which third party insurance applies. A reserve of $1.4 million representing estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims is included in accrued liabilities at June 30, 2014. Actual losses may vary from the recorded reserves. While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We have operating lease obligations related to two leases in Seattle, Washington which cover our principal corporate offices and research facility, a corporate office lease in Bridgewater, New Jersey, and the land portions of the Orange County Facility and the Atlanta Facility.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 cease effective October 2013 and August 2014. In addition, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, and continuing through the remaining lease term.

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

As described in Note 5 – Inventory, for the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained. We have filed an insurance claim to seek recovery for these losses. As of June 30, 2014, we have received $15.6 million in insurance proceeds related to this inventory claim and are pursing the remaining reimbursement from our insurance carrier. The $15.6 million recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. Reimbursement of the remaining $14.4 million cannot be assured with certainty at this time. We believe no other antigen inventory was at risk of being out of quality specification at June 30, 2014.

The Company and three former officers are named defendants in a securities action pending in the United States District Court for the Western District of Washington (the “District Court”) and brought by a group of individual investors who elected to opt out of a securities class action lawsuit that was settled in August 2013. The pending action, filed May 16, 2013, is captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR. Plaintiffs allege generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period. The Bolling plaintiffs filed an amended complaint on July 16, 2013, alleging both violations of certain provisions of the federal Securities Exchange Act of 1934 and provisions of Washington state law and seeking unspecified damages. In response to a motion by defendants, the federal claims were dismissed with leave to amend in January 2014. On February 17, 2014, plaintiffs filed a Second Amended Complaint which defendants moved to dismiss on March 24, 2014. After briefing, the District Court, by order dated June 5, 2014, again dismissed the federal claims, but denied the motion as to the plaintiffs’ Washington state law claims for fraudulent and negligent misrepresentation. The case is now in the discovery phase. We cannot predict the outcome of the litigation; however, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previously settled securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement is subject to final documentation and court approval. We cannot predict whether the process of full settlement documentation and court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board of Directors. Plaintiff’s purported derivative complaint alleges that members of the Company’s Board of Directors violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014. The Court heard oral argument on Defendants’ motion on July 29, 2014, and the motion is now under submission. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina (the “Court”) against the Company by GSK. The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On March 11, 2014, the Court held oral argument on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s contract claim as well as its unfair and deceptive trade practices claim. The Court has not yet issued a ruling on the parties’ cross motions. On June 11 2014, GSK filed a separate motion for summary judgment on the Company’s counterclaims. The Company intends to oppose that motion, which will be fully briefed by mid-August. The Company has accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

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

Commercial sale of PROVENGE began in May 2010. Approximately 970 parent accounts, some of which have multiple sites, had infused our product as of June 30, 2014. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

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

On November 12, 2013, we announced the restructuring plan of the Company and implemented additional cost reduction measures. As a result of this restructuring plan, we recorded restructuring charges of $1.2 million related to severance, other employee termination benefits and fees associated with implementing the restructuring plan in the six months ended June 30, 2014. The restructuring initiatives were substantially complete as of June 30, 2014.

Additionally in 2014, we worked with advisors on alternatives for a possible restructuring of our balance sheet. During the three and six months ended June 30, 2014, we recorded advisory charges of $3.1 million and $3.7 million, respectively, related to fees associated with seeking alternatives.

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

As of June 30, 2014, we had approximately 710 employees. Our manufacturing operations consisted of approximately 385 employees as of such date, a decrease from 495 employees as of June 30, 2013 due to the 2013 restructuring, workforce reduction and employee turnover. Our commercial team included approximately 110 employees in sales, marketing, and market access support as of June 30, 2014, a decrease from 175 employees as of June 30, 2013.

As previously disclosed, our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), in an aggregate principal amount of $620 million, mature on January 15, 2016. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that, absent the execution of a transaction of the type described below, we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity. Based on our currently anticipated operating results, however, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will not be able to repay or refinance the 2016 Notes. Accordingly, we are currently considering alternatives to the repayment of the 2016 Notes in cash, including alternatives that could result in leaving our current stockholders with little or no financial ownership of Dendreon. Our Board of Directors will consider any strategic alternatives that might be presented by third parties, though there can be no guarantee that any such alternative will provide value for the Company’s stockholders.

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

We also have agreements with the Public Health Service (“PHS”) and Federal Supply Schedule (“FSS”) customers, including the Department of Veteran Affairs and the Department of Defense (the “DoD”), providing for a chargeback on sales to eligible providers. Chargebacks occur when a contracted physician purchases our product at fixed contract prices that are lower than the price we charge the Wholesalers. Each Wholesaler, in turn, charges us back for the difference between the price initially paid by the Wholesaler and the contract price paid to the Wholesaler by the physician. These chargebacks are estimated and recorded in the period that the related revenue is recognized, resulting in a reduction in product revenue and trade accounts receivable. Our estimate of chargebacks is based on information we gather related to the physician site.

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

We periodically evaluate inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. The estimated remaining life of raw material inventory was approximately 2.6 years as of June 30, 2014. We expect to realize the carrying value of inventory.

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

Stock-based compensation accounting also requires the estimate of forfeiture rates. In the first and second quarters of 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $3.6 million and $5.8 million for the six months ended June 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.02 and $0.04 for the six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Product revenue, net	$82,163	$73,286	$150,943	$140,866
Royalty and other revenue	48	29	48	43

Total revenue	$82,211	$73,315	$150,991	$140,909

Net product revenue from the commercial sale of PROVENGE was $82.2 million and $150.9 million for the three and six months ended June 30, 2014, respectively, and $73.3 million and $140.9 million for the three and six month ended June 30, 2013, respectively. Of this increase in net product revenue for the six months ended June 30, 2014, approximately $6.5 million resulted from price increases and approximately $3.6 million resulted from volume increases. Approximately 970 parent accounts, some of which have multiple sites, had infused our product as of June 30, 2014.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $11.4 million and $21.7 million for the three and six months ended June 30, 2014, respectively, and $5.8 million and $11.2 million for the three and six months ended June 30, 2013, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	9,469	6,588
Adjustments	(1,064)	(1,575)
Payments/credits	(7,544)	(5,425)

Balance at June 30	$4,401	$2,695

The following is a roll forward of our chargebacks reserve associated with the GPO programs:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	8,932	2,835
Current provision related to sales made in prior periods	7	—
Payments/credits	(9,200)	(2,659)

Balance at June 30	$1,329	$358

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	4,139	3,098
Payments/credits	(3,518)	(3,435)

Balance at June 30	$2,409	$1,613

Cost of Product Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of product revenue	$37,871	$43,798	$74,500	$87,173
Inventory insurance recovery	(15,566)	—	(15,566)	—
Gross profit (1)	59,858	29,488	92,009	53,693

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue and adjusting for inventory insurance recovery.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three and six months ended June 30, 2014 compared to 2013 was primarily due to reduced headcount and other cost saving restructuring activities.

During the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained, although reimbursement cannot be assured with certainty at this time. We have filed an insurance claim to seek recovery for these losses. As of June 30, 2014, we have received $15.6 million in insurance proceeds related to this inventory claim and are waiting for the remaining reimbursement from our insurance carrier. This recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. We believe no other antigen inventory was at risk of being out of quality specification at June 30, 2014.

Gross margins on new product introductions generally increase over the life of the product as utilization of capacity increases and manufacturing efforts on product cost reduction are successful.

We anticipate that year to date cost of product revenue as a percentage of revenue for the remainder of 2014 will remain relatively consistent with the current quarter results.

Research and Development Expenses

Research and development expenses were $13.6 million and $27.6 million for the three and six months ended June 30, 2014, respectively, and $18.2 million and $36.6 million for the three and six months ended June 30, 2013, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research programs. Research and development expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Clinical programs	$7.8	$9.7	$15.6	$19.5
Supplier development expenses	0.4	2.1	2.0	4.1
Research programs	5.4	6.4	10.0	13.0

Total research and development expense	$13.6	$18.2	$27.6	$36.6

The decrease in total research and development expenses for the three and six months ended June 30, 2014 as compared to the respective periods in 2013 was primarily a result of the restructuring plan announced on November 12, 2013. Research and development costs associated with clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, materials and supplies used in support of clinical programs and employee-related expenses of departments supporting clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to research programs represent efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

The significant majority of historical research and development expense has been in connection with PROVENGE in the United States. In 2011, we commenced work in connection with our intention to seek approval of PROVENGE for marketing in the E.U. In September 2013, we announced the approval of PROVENGE in the E.U. Research and development costs associated with PROVENGE in the United States and in the E.U. for each period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
PROVENGE- United States	$11.8	$12.7	$22.3	$27.1
PROVENGE- European Union	1.3	3.7	3.6	6.9

	$13.1	$16.4	$25.9	$34.0

Current product candidates and potential targets for the focus of new product candidates in research and development include:

•	DN24-02, our investigational active cellular immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011.

•	Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in our portfolio. We currently do not have active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CA-9 or CEA.

•	TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012. We currently do not have active clinical programs related to the small molecule targeting TRPM8

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
DN24-02	$0.5	$1.7	$1.6	$2.4
Other pipeline development	—	0.1	0.1	0.2

	$0.5	$1.8	$1.7	$2.6

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

We may require additional funding to complete development of product candidates or in order to commercialize approved products. In the event we were unable to obtain necessary funding, we might be required to halt or temporarily delay ongoing development projects.

We anticipate that research and development expenses will decrease compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.9 million and $84.3 million for the three and six months ended June 30, 2014, respectively, and $66.8 million and $129.3 million for the three and six months ended June 30, 2013, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, consulting fees, sales and marketing fees and administrative costs to support operations.

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2014 compared to the respective periods in 2013 was primarily due to headcount reductions related to the strategic restructuring plans announced on July 30, 2012 and November 12, 2013 and a reduction in non-cash stock-based compensation due to increases to estimated forfeiture rates based on historical forfeiture data.

We anticipate that selling, general and administrative expenses during the remainder of 2014 will decrease compared to 2013.

Restructuring, Contract Termination and Advisory Expenses

Advisory Costs

In 2014, we worked with advisors on alternatives for a possible restructuring of our balance sheet. During the three and six months ended June 30, 2014, we recorded advisory charges of $3.1 million and $3.7 million, respectively, related to fees associated with seeking alternatives.

Restructuring – 2013

On November 12, 2013, we announced a restructuring of the Company and implemented additional cost reduction measures. As a result, during the six months ended June 30, 2014, we recorded restructuring charges of $1.0 million related to fees associated with implementing the restructuring plan. During the six months ended June 30 2014, we recorded $0.2 million related to severance and other employee termination benefits, net of adjustments for termination benefits not used by employees and severance and termination benefits that will not be paid. Restructuring initiatives were substantially complete as of June 30, 2014.

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

During the three and six months ended June 30, 2013, we recorded charges of $0.2 million and $1.4 million, respectively, related to severance and other termination benefits. These charges were offset by adjustments to reduce the restructuring liability by $0.9 million and $1.2 million for the three and six months ended June 30, 2013, respectively, related to termination benefits not used by employees and to severance and termination benefits that were not paid. In addition, we recorded restructuring charges of $0.6 million and $1.6 million during the three and six months ended June 30, 2013, respectively, related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

Interest Income

We receive interest income primarily from holdings of cash and investments. Interest income was $0.1 million for the three and six months ended June 30, 2014, and $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively. The decrease in interest income was due to lower investment balances.

Interest Expense

Interest expense was $13.6 million and $27.1 million for the three and six months ended June 30, 2014, respectively, and $13.9 million and $27.5 million for the three and six months ended June 30, 2013, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $7.6 million and $15.1 million for the three and six months ended June 30, 2014, respectively, and $7.0 million and $13.9 million for the three and six months ended June 30, 2013, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $8.9 million for each of the three and six months, respectively, ended June 30, 2014 and 2013. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.3 million during the three months ended June 30, 2014, $0.4 million during the three months ended June 30, 2013, and $0.7 million during each of the six months ended June 30, 2014 and 2013. The 2014 Notes were repaid in full as of June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

At June 30, 2014 and December 31, 2013, we had cash, cash equivalents and short-term and long-term investments of $136.7 million and $199.4 million, respectively. The decrease in these balances in 2014 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, and selling, general and administrative expenses in support of operations, and to the $27.7 million payment on the 2014 Notes. To date, we have financed operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the six months ended June 30, 2014 and 2013 was $31.8 million and $139.3 million, respectively. The decrease in net cash used in operating activities primarily resulted from decreased net loss, decreased inventory purchases and receipt of inventory insurance recovery.

Net cash provided by investing activities for the six months ended June 30, 2014 and 2013 was $35.6 million and $46.1 million, respectively. Expenditures related to investing activities for the six months ended June 30, 2014 consisted primarily of purchases of investments of $8.0 million and purchases of property and equipment, primarily software expenditures, of $0.8 million, offset by maturities and sales of investments of $44.5 million. The decrease in net cash provided by investing activities for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily related to a decrease in investment maturities and sales, offset by a decrease in investment purchases and equipment purchases.

Net cash used in financing activities for the six months ended June 30, 2014 and 2013 was $29.4 million and $3.2 million, respectively. In June 2014, the 2014 Notes, totaling $27.7 million, were repaid in full. Net cash used in financing activities for the six months ended June 30, 2013 primarily related to payments on capital lease obligations.

We have incurred significant losses and negative cash flows from operations since our inception. As of June 30, 2014, our accumulated deficit was $2.3 billion. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with the commercial launch of PROVENGE and general and administrative expenses in support of operations and research efforts.

We believe that our cash, cash equivalents, and short-term and long-term investments as of June 30, 2014, together with revenue generated from commercial sales of PROVENGE and the implementation of cost saving measures, as announced on November 12, 2013, together with additional cost savings measures we are currently working to identify, will be sufficient to meet our obligations and anticipated expenditures for at least the next 12 months as we continue to invest in commercial operations, continue clinical trials, potentially invest in commercial infrastructure outside the United States and invest in research and product development. If we are unable to achieve our internally forecasted revenue levels or realize the cost savings expected from our recent restructuring and our anticipated cost cutting measures, we may not be able to achieve these results. The majority of our resources continue to be used in support of the commercialization of PROVENGE in the United States. Even if we are able to successfully realize our commercialization goals for PROVENGE, because of the numerous risks and uncertainties associated with commercialization of a biologic, we are unable to predict when we will become profitable, if at all. Even if we achieve profitability, we may not be able to maintain or increase profitability. As further discussed below, it is also very unlikely that we will become profitable before the maturity of our 2016 Notes. We expect that continued revenue from PROVENGE product sales will be a significant source of cash. However, we may need to raise additional funds to meet potential liquidity needs including:

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

As previously disclosed, our 2016 Notes, in an aggregate principal amount of $620 million mature on January 15, 2016. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that, absent the execution of a transaction of the type described below, we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity. Based on our currently anticipated operating results, however, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will not be able to repay or refinance the 2016 Notes. Accordingly, we are currently considering alternatives to the repayment of the 2016 Notes in cash, including alternatives that could result in leaving our current stockholders with little or no financial ownership of Dendreon. Our Board of Directors will consider any strategic alternatives that might be presented by third parties, though there can be no guarantee that any such alternative will provide value for the Company’s stockholders.

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

As of June 30, 2014, we had remaining commitments with Fujifilm to purchase antigen not to exceed and most likely less than $6.7 million. We expect that payments on this commitment will continue through 2014.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment, which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at June 30, 2014 of $4.7 million, bear interest at rates ranging from 4.4% to 11.7% per year.

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

The 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next twelve-month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of June 30, 2014 and December 31, 2013.

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

In addition, we may from time to time increase the conversion rate, to the extent permitted by law, by any amount for any period of time if the period is at least 20 business days and we provide 15 business days prior written notice of such increase. We may increase the conversion rate if our Board of Directors determines that such increase would avoid or diminish United States federal income tax to holders of common stock in connection with a dividend or distribution. The 2016 Indenture contains customary covenants.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of June 30, 2014, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $573.1 million, and the remaining unamortized debt discount was $46.9 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.6 million and $15.1 million for the three and six months ended June 30, 2014, respectively, and $7.0 million and $13.9 million for the three and six months ended June 30, 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended June 30, 2014 and 2013, and $8.9 million for each of the six months ended June 30, 2014 and 2013.

2014 Notes

In 2007, an aggregate of $85.3 million of 2014 Notes was sold in a private placement to qualified institutional buyers. Proceeds from the offering, after deducting placement fees and expenses of $3.0 million, were $82.3 million. The 2014 Notes were issued at face principal amount and paid interest at 4.75% per annum on a semi-annual basis in arrears on June 15 and December 15 of each year. The maturity date of the 2014 Notes was June 15, 2014, at which time the 2014 Notes were repaid in full.

As of December 31, 2013, the $27.7 million aggregate principal amount of 2014 Notes outstanding was classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.3 million during the three months ended June 30, 2014, $0.4 million during the three months ended June 31, 2013, and $0.7 million during each of the six months ended June 30, 2014 and 2013.

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

As of June 30, 2014 and December 31, 2013, we had short-term investments of $60.4 million and $87.1 million, respectively, and long-term investments of $9.4 million and $19.8 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of June 30, 2014, assuming a 100 basis point increase in market interest rates, would decrease by $0.3 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in the statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our interim chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and three former officers are named defendants in a securities action pending in the United States District Court for the Western District of Washington (the “District Court”) and brought by a group of individual investors who elected to opt out of a securities class action lawsuit that was settled in August 2013. The pending action, filed May 16, 2013, is captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR. Plaintiffs allege generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period. The Bolling plaintiffs filed an amended complaint on July 16, 2013, alleging both violations of certain provisions of the federal Securities Exchange Act of 1934 and provisions of Washington state law and seeking unspecified damages. In response to a motion by defendants, the federal claims were dismissed with leave to amend in January 2014. On February 17, 2014, plaintiffs filed a Second Amended Complaint which defendants moved to dismiss on March 24, 2014. After briefing, the District Court, by order dated June 5, 2014, again dismissed the federal claims, but denied the motion as to the plaintiffs’ Washington state law claims for fraudulent and negligent misrepresentation. The case is now in the discovery phase. We cannot predict the outcome of the litigation; however, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previously settled securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement is subject to final documentation and court approval. We cannot predict whether the process of full settlement documentation and court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board of Directors. Plaintiff’s purported derivative complaint alleges that members of the Company’s Board of Directors violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014. The Court heard oral argument on Defendants’ motion on July 29, 2014, and the motion is now under submission. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina (the “Court”) against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement (the “GSK Agreement”) terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On March 11, 2014, the Court held oral argument on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s contract claim as well as its unfair and deceptive trade practices claim. The Court has not yet issued a ruling on the parties’ cross motions. On June 11, 2014, GSK filed a separate motion for summary judgment on the Company’s counterclaims. The Company intends to oppose that motion, which will be fully briefed by mid-August. The Company has accrued approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects and the trading price of our common stock could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended June 30, 2014, including the consolidated financial statements and related notes, and information contained in our 2013 Form 10-K, and in our other filings from time to time with the SEC. The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

Risks Relating to Our Financial Position and Operations

*There is a significant risk that we will not be able to repay or refinance the 2016 Notes when they mature. As a result, we are considering transactions that could leave our current stockholders with little or no financial ownership of Dendreon.

As previously disclosed, our 2016 Notes, in an aggregate principal amount of $620 million mature on January 15, 2016. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that, absent the execution of a transaction of the type described below, we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity. Based on our currently anticipated operating results, however, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will not be able to repay or refinance the 2016 Notes. Accordingly, we are currently considering alternatives to the repayment of the 2016 Notes in cash, including alternatives that could result in leaving our current stockholders with little or no financial ownership of Dendreon. Our Board of Directors will consider any strategic alternatives that might be presented by third parties, though there can be no guarantee that any such alternative will provide value for the Company’s stockholders.

*Our business and operations are subject to certain risks relating to our financial condition.

Our business and operations are subject to various risks relating to our financial condition, some of which could result from concerns our stakeholders may have about our financial situation and others that could result if we were to pursue alternatives to the repayment of the 2016 Notes in cash. These risks include, but are not limited to, the following:

•	certain of our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from providing goods or services to us;

•	our employees may become distracted from performance of their duties;

•	physicians could cease to purchase and prescribe PROVENGE;

•	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

•	we may have difficulty maintaining existing and building new relationships; and

•	we may be unable to retain and motivate key executives and employees and we may have difficulty attracting new employees.

*We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of June 30, 2014, our accumulated deficit was $2.3 billion and our net loss for six months ended June 30, 2014 was $51.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our current operating projections, we will likely be unable to repay or refinance the 2016 Notes when they mature. And in any event, we are unable to predict when our core business will break-even or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability, and our current stockholders may be left with little or no financial interest at such time.

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

*Our stockholders may be diluted by the conversion of our outstanding convertible notes.

The holders of the 2016 Notes may choose at any time to convert their notes prior to maturity in January 2016, and upon conversion we may issue cash, stock, or a combination thereof at our option. Should a holder of the 2016 Notes exercise their conversion option during the next twelve month period, it is our intention to satisfy the conversion with shares of our common stock.

The 2016 Notes are convertible into our common stock initially at the conversion rate of 19.5160 shares per $1,000 principal amount, or $51.24 per share, subject to adjustment. The number of shares of common stock issuable upon conversion of the 2016 Notes, and therefore the dilution of existing common stockholders, could increase under certain circumstances described in the indentures under which the 2016 Notes were issued. The conversion of the 2016 Notes would result in the issuance of additional shares of common stock, diluting existing common stockholders. Our stock price is well below the $51.24 effective conversion price for the 2016 Notes, making it unlikely that the holders of the 2016 Notes will exercise their conversion right. As a result, we assume that we will be required under the terms of the 2016 Notes to repay the full $620 million principal amount at maturity.

*Our operating results may be harmed if our restructuring plans do not achieve the anticipated results or cause undesirable consequences.

On November 12, 2013, we announced a restructuring plan that resulted in a reduction in headcount of approximately 150 full-time positions. In addition, on July 30, 2012, we announced a restructuring plan which resulted in a reduction in headcount of approximately 600 full-time and contractor positions, and the closing of the New Jersey Facility. Restructuring plans may yield unintended consequences, such as attrition beyond our intended reduction in workforce and reduced employee morale, which may cause our employees who were not affected by the reduction in workforce to seek alternate employment. Additional attrition could impede our ability to meet our operational goals, which could have a material adverse effect on our financial performance. In addition, as a result of the reductions in our workforce, we may face an increased risk of employment litigation. Furthermore, employees whose positions will be eliminated in connection with these restructuring plans may seek future employment with our competitors. Although all our employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We expect to undertake additional restructuring activities, and we cannot assure you that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or any future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth or revenue opportunities. Any restructuring activities we undertake may take longer than expected and may require changes to our business that we are unable to implement. If we are unsuccessful in implementing our cost saving initiatives and restructuring plans or if we do not achieve our expected results, our results of operations and cash flows could be adversely affected.

*Because of reductions in our workforce related to our prior restructuring activities, we have reallocated certain employment responsibilities and have increased our dependence on third parties to perform certain corporate functions.

We restructured our operations in 2011, 2012 and 2013, which included reductions in our workforce. The reductions resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such workforce reductions have also placed a significant burden on our current employees, who continue to operate with limited resources. In addition, because of these reductions, we are outsourcing certain corporate functions, which make us more dependent on third parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected. Further cost containment initiatives that we may implement in the future could result in additional employee turnover, causing additional stress on our operational capabilities and potentially harming our ability to operate our business.

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

Manufacturing biologic human therapeutic products is difficult, complex and highly regulated. We currently manufacture PROVENGE in the United States with the support of third party manufacturers for certain processes and plan to manufacture any other product candidates ourselves. We have contracted with a third-party manufacturer in order to supply clinical trials and potential future commercial production in the E.U., and we are presently reliant on the ability of the third party to adequately support our clinical trials and future commercial production in the E.U. Our ability to adequately and in a timely manner manufacture and supply our products is dependent on the uninterrupted and efficient operation of our facilities and those of our third-party contract manufacturers, which may be impacted by:

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

We rely on complex information technology systems for various critical purposes, including timely delivery of product and maintaining patient confidentiality.

We have developed a comprehensive, integrated information technology (“IT”) system for the intake of physician orders for PROVENGE, to track product delivery, and to store patient-related data we obtain for purposes of manufacturing PROVENGE. We rely on this system to maintain the chain of identity for each patient-specific dose of PROVENGE, and to ensure timely delivery of product prior to expiration. PROVENGE has a limited usable life of approximately 18 hours from the completion of the manufacturing process to patient infusion and accordingly maintaining accurate scheduling logistics is critical. In addition, this IT system stores and protects the privacy of the required patient information for the manufacture of PROVENGE. If our systems were to fail or be disrupted for an extended period of time we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third party, they could potentially access confidential patient information we obtain in manufacturing PROVENGE, which could cause us to suffer reputational damage and loss of customer confidence. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

In September 2013, we announced the approval of PROVENGE in the E.U. In Germany and the United Kingdom, we plan to make PROVENGE commercially available to patients within the approved label through Centers of Excellence using our Contract Manufacturing Organization, PharmaCell. Delays to the commercialization of PROVENGE in the E.U. and throughout the rest of the world could result in increased competitive challenges in the future if competing products and therapies gain market acceptance in the interim. These competitive challenges could impede adoption of PROVENGE as a preferred therapy, which could adversely affect our future product sales and results of operations.

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

We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we continue to pursue successful commercialization of PROVENGE, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Additionally, lack of certainty regarding our financial situation could result in our key employees seeking alternate employment.

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

In many international markets, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. Many of the patients in the United States who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered in physician offices, including PROVENGE, is set at ASP plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-

through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2013, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for PROVENGE.

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

In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, the federal Physician Payments Sunshine Act within PPACA requires pharmaceutical companies to report to the federal government certain payments to physicians and teaching hospitals. The Physician Payments Sunshine Act provisions required manufacturers that participate in federal health care programs to begin collecting such information on August 1, 2013. Manufacturers were required to begin reporting such data to CMS by March 13, 2014. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Moreover, some states, such as Minnesota and Vermont, also impose an outright ban on certain gifts to physicians.

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

Although we are not a covered entity subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), most healthcare providers who prescribe our product and from whom we obtain personal health information are subject to HIPAA. Accordingly, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us.

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

As previously reported the Company and three former officers are named defendants in a securities action pending in the United States District Court for the Western District of Washington (the District Court”) and brought by a group of individual investors who elected to opt out of a securities class action lawsuit that was settled in August 2013. The pending action, filed May 16, 2013, is captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR. Plaintiffs allege generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period. The Bolling plaintiffs filed an amended complaint on July 16, 2013, alleging both violations of certain provisions of the federal Securities Exchange Act of 1934 and provisions of Washington state law and seeking unspecified damages. In response to a motion by defendants, the federal claims were dismissed with leave to amend in January 2014. On February 17, 2014, plaintiffs filed a Second Amended Complaint which defendants moved to dismiss on March 24, 2014. After briefing, the District Court, by order dated June 5, 2014, again dismissed the federal claims, but denied the motion as to the plaintiffs’ Washington state law claims for fraudulent and negligent misrepresentation. The case is now in the discovery phase. We cannot predict the outcome of the litigation; however, the Company intends to continue defending against claims vigorously.

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previously settled securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement is subject to final documentation and court approval. We cannot predict whether the process of full settlement documentation and court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the Securities and Exchange Commission (“SEC”) is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

On March 7, 2014, a stockholder derivative complaint was filed in United States District Court for the District of Delaware. The lawsuit, captioned Quintal v. Bayh, et al., No. 1:14-cv-00311-LPS, names as defendants both present and former members of the Company’s Board. Plaintiff’s purported derivative complaint alleges that members of the Company’s Board of Directors violated the terms of the Company’s 2009 Equity Incentive Plan by granting to non-employee directors shares of Company stock that vested immediately upon grant as part of the non-employee director’s annual compensation package. Defendants filed a motion to dismiss the complaint on April 14, 2014. The Court heard oral argument on Defendants’ motion on July 29, 2014, and the motion is now under submission. We cannot predict the outcome of the motion to dismiss or the timing of the action. While the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of this lawsuit, the lawsuit does not seek monetary relief against the Company.

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

*We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We are not currently profitable. To the extent we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future.

*The fundamental change repurchase feature of our convertible notes may delay or prevent a takeover attempt of our company that would otherwise be beneficial to investors.

The indenture governing our 2016 Notes will require us to repurchase the notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its notes in connection with a fundamental change. A takeover of our company may be a fundamental change that would trigger the requirement that we repurchase the notes and increase the conversion rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us. Such additional costs may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors.

*Changes in interest rates can affect the fair value of our investment portfolio and the debt we have issued and its interest earnings.

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

The fair value of the 2016 Notes is affected by changes in the interest rates and by changes in the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three months ended June 30, 2014 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 — April 30, 2014	17,845	$2.91	—	—
May 1 — May 31, 2014	3,830	2.16	—	—
June 1 — June 30, 2014	104	2.37	—	—

Total	21,779	$2.77	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Transition and Separation Agreement, dated as of June 9, 2014, by and between the Company and John H. Johnson (incorporated by reference to Exhibit 10.1 to the Company’s current Report on form 8-K filed on June 9, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2014

DENDREON CORPORATION

By:	/s/ W. Thomas Amick
W. Thomas Amick
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)