Form 10-Q
period 2014-09-30
DENDREON CORP
filed 2014-11-10
CIK 1107332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 4, 2014 was 158,716,893.

DENDREON CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DENDREON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,943	$92,530
Restricted cash	19,469	—
Short-term investments	52,918	87,092
Trade accounts receivable	20,593	34,560
Inventory	66,433	54,346
Prepaid expenses and other current assets	9,382	15,220

Total current assets	222,738	283,748
Property and equipment, net	107,776	125,168
Long-term investments	5,179	19,819
Other assets	4,570	5,666

Total assets	$340,263	$434,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,680	$10,459
Accrued liabilities	24,534	33,619
Accrued compensation	18,222	20,144
Restructuring, contract termination and advisory liabilities	4,974	8,793
Current portion of convertible debt	—	27,685
Current portion of capital lease obligations	2,440	2,429
Current portion of facility lease obligations	674	632

Total current liabilities	63,524	103,761
Long-term accrued liabilities	5,710	5,471
Capital lease obligations, less current portion	1,578	3,575
Facility lease obligations, less current portion	9,564	10,123
Convertible senior notes due 2016, net of discount	580,356	559,122
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized, 158,859,497 and 157,274,622 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	155	153
Additional paid-in capital	2,004,234	2,003,271
Accumulated other comprehensive income	18	79
Accumulated deficit	(2,324,876)	(2,251,154)

Total stockholders’ deficit	(320,469)	(247,651)

Total liabilities and stockholders’ deficit	$340,263	$434,401

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue, net	$73,118	$67,982	$224,061	$208,848
Royalty and other revenue	5	20	53	63

Total revenue	73,123	68,002	224,114	208,911
Operating expenses:
Cost of product revenue	35,599	46,933	110,099	134,106
Inventory insurance recovery	—	—	(15,566)	—
Research and development	9,377	17,579	36,949	54,190
Selling, general and administrative	34,295	56,207	118,623	185,484
Restructuring, contract termination and advisory costs	2,578	1,188	7,483	2,844

Total operating expenses	81,849	121,907	257,588	376,624

Loss from operations	(8,726)	(53,905)	(33,474)	(167,713)
Other income (expense):
Interest income	37	158	173	553
Interest expense	(13,352)	(13,458)	(40,425)	(40,973)
Other income (expense)	(28)	(10)	4	71

Net loss	$(22,069)	$(67,215)	$(73,722)	$(208,062)

Basic and diluted net loss per share	$(0.14)	$(0.44)	$(0.48)	$(1.37)

Shares used in computation of basic and diluted net loss per share	154,508	152,246	154,059	151,849

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(22,069)	$(67,215)	$(73,722)	$(208,062)
Other comprehensive loss:
Net unrealized gain (loss) on securities	(21)	90	(61)	(72)

Comprehensive loss	$(22,090)	$(67,125)	$(73,783)	$(208,134)

See accompanying notes

DENDREON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net loss	$(73,722)	$(208,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,403	23,829
Non-cash stock-based compensation expense	1,197	11,950
Amortization of securities discount and premium	860	2,044
Amortization of convertible notes discount and debt issuance costs	22,874	21,189
Other	302	519
Changes in operating assets and liabilities:
Trade accounts receivable	13,967	4,173
Restricted cash	(19,469)	—
Inventory	(5,963)	(17,720)
Prepaid expenses and other assets	(837)	(4,096)
Accounts payable	2,221	(4,964)
Accrued liabilities and compensation	(11,007)	(4,269)
Restructuring, contract termination and advisory liabilities	(3,819)	(9,371)

Net cash used in operating activities	(54,993)	(184,778)
Investing Activities:
Maturities and sales of investments	55,704	170,734
Purchases of investments	(8,029)	(77,268)
Purchases of property and equipment	(1,074)	(5,424)

Net cash provided by investing activities	46,601	88,042
Financing Activities:
Payment of convertible senior subordinated notes	(27,685)	—
Payments on facility lease obligations	(517)	(504)
Payments on capital lease obligations	(1,986)	(3,993)
Proceeds from deposits	225	329
Issuance of common stock under the Employee Stock Purchase Plan	397	1,006
Net proceeds from the exercise of stock options	—	41
Other	(629)	(857)

Net cash used in financing activities	(30,195)	(3,978)

Net decrease in cash and cash equivalents	(38,587)	(100,714)
Cash and cash equivalents at beginning of period	92,530	188,408

Cash and cash equivalents at end of period	$53,943	$87,694

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$22,141	$24,416

Inventory insurance cash received	$15,566	$—

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

Basis of Presentation

The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for each period presented in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the accompanying statements. These interim financial statements should be read in conjunction with the audited financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The accompanying financial information as of December 31, 2013 has been derived from the audited 2013 consolidated financial statements included in the 2013 Form 10-K. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014, or any other future period.

Chapter 11 Cases

On November 10, 2014, we and our wholly owned subsidiaries Dendreon Holdings, LLC, Dendreon Distribution, LLC and Dendreon Manufacturing, LLC (collectively, the “Debtor Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered for procedural purposes under the caption “In re Dendreon Corporation et. al.” Case No. 14-12515 (“the Chapter 11 Cases”).

We and each of the Debtor Subsidiaries intend to continue operating our respective businesses in the ordinary course, taking into account our status as debtors-in-possession, as we seek to complete the sale of our assets or a plan of reorganization or liquidation. In general, as debtors-in-possession, we and each of the Debtor Subsidiaries are authorized under the applicable provisions of the Bankruptcy Code to continue as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

The commencement of the Chapter 11 Cases raises substantial doubt as to whether we will be able to continue as a going concern for accounting purposes. The unaudited consolidated financial statements have been prepared using the same GAAP and rules and regulations of the Securities and Exchange Commission (the “SEC”) as applied by us prior to the Chapter 11 Cases. While we and the Debtor Subsidiaries have filed for Chapter 11 and been granted bankruptcy protection, the unaudited consolidated financial statements continue to be prepared on a going concern basis, which assumes that we will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to significant uncertainty. Further, a plan of reorganization or liquidation or a sale of assets could or will materially change the amounts and classifications reported in the unaudited consolidated financial statements, which do not give effect to any adjustments, to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets. If this reporting basis is no longer appropriate, adjustments will be necessary to the carrying amounts and/or classification of assets and liabilities. The unaudited consolidated financial statements do not reflect any adjustments related to conditions that arose subsequent to September 30, 2014.

Commencement of the Chapter 11 Cases constituted an event of default under the First Supplemental Indenture, dated January 20, 2011, to the Base Indenture, dated March 16, 2007, with The Bank of New York Mellon Trust Company, N.A., as trustee (the First Supplemental Indenture together with the Base Indenture, the “2016 Indenture”), as described in more detail in Note 10 – Convertible Notes. Under the terms of the 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), upon commencement of the Chapter 11 Cases, the outstanding principal amount of, and the accrued and unpaid interest on, the 2016 Notes became immediately due and payable.

For further description of the Chapter 11 Cases, refer to Note 14 – Subsequent Events.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue primarily from the sale of PROVENGE. Revenue from the sale of PROVENGE is recorded net of product returns and estimated price discounts, including rebates and chargebacks offered pursuant to mandatory federal and state government programs and to members of Group Purchasing Organizations (“GPOs”) with which we have contracts. Revenue from sales of PROVENGE is recognized upon confirmed product delivery to and issuance of a product release form to the physician. Product returns are limited to those instances in which the physician receives the product, but does not infuse the product prior to expiry, either due to timing or the failure of the product to meet specifications and pass site inspection. Due to the limited usable life of PROVENGE of approximately 18 hours from the completion of the manufacturing process to patient infusion, actual return information is known and credited against sales in the month incurred.

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

We have agreements with the Centers for Medicare and Medicaid Services providing for a rebate on sales to eligible Medicaid patients. The physician purchases our product at full price, and then receives reimbursement from the applicable state. The state, in turn, invoices us for the amount of the Medicaid rebate. Estimated rebates payable under Medicaid are recognized in the same period that the related revenue is recognized, resulting in a reduction in product revenue, and are classified as other accrued liabilities until paid. Our estimate of rebates payable is based on historical claim information. Medicaid rebates were not material for each period presented.

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

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	14,037	10,426
Adjustments	(1,807)	(2,128)
Payments/credits	(12,097)	(8,399)

Balance at September 30	$3,673	$3,006

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

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	12,751	5,204
Payments/credits	(13,268)	(4,739)

Balance at September 30	$1,073	$647

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

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	5,912	4,682
Payments/credits	(5,908)	(5,054)

Balance at September 30	$1,792	$1,578

Restricted Cash

Restricted cash, as further discussed in Note 13 – Commitment and Contingencies, represents a reserve account for the commitment to purchase antigen used in the manufacture of PROVENGE.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.

We periodically evaluate inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. We expect to realize the carrying value of inventory.

In addition, if we determine that events and circumstances indicate that inventory may not meet required quality specifications, we will record an impairment.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recovered. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. Impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment loss recognized, if any, is the excess of the asset’s carrying value over the fair value of the long-lived asset. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware. Our plan to file these voluntary petitions for relief under Chapter 11 of the Bankruptcy Code was deemed to be an indicator of impairment. As a result, we undertook an impairment analysis of our long-lived assets that we intend to sell through the competitive process contemplated under each of the Plan Support Agreements (the “PSAs”) entered into with certain holders (collectively, the “Supporting Noteholders”) of the 2016 Notes and compared the carrying value of these assets to the asset’s undiscounted future cash flows. Refer to Note 14 – Subsequent Events for further discussion on the Chapter 11 Cases and the PSAs.

As described in Note 1, given the nature of the bankruptcy process, realization of assets and liquidation of liabilities are subject to significant uncertainty. A sale of assets or other transaction could or will materially change the amounts and classifications reported in the unaudited consolidated financial statements, which do not give effect to any adjustments, to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth, costs of operations and the fair value of consideration that may be realized in respect of the assets through such competitive process, which requires significant management judgment. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of September 30, 2014 included maintaining current unit sale volumes, continuing to implement cost reduction measures and the ability to obtain consideration in excess of the book value of the assets to be sold at auction. The result of this analysis indicated that impairment was not required as of September 30, 2014.

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

Stock-based compensation accounting also requires the estimate of forfeiture rates. In 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $4.9 million and $5.8 million for the nine months ended September 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.03 and $0.04 for the nine months ended September 30, 2014 and 2013, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share excludes all outstanding stock options, unvested restricted stock and shares issuable upon potential conversion of the 2016 Notes in the three and nine months ended September 30, 2014 and 2013 and the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) in the three and nine months ended September 30, 2013 because all such securities are anti-dilutive: accordingly, diluted net loss per share is the same as basic net loss per share. For the three and nine months ended September 30, 2014 and 2013, the computation of diluted net loss per share excluded 17.8 million shares and 22.9 million shares, respectively.

Comprehensive Loss

Comprehensive loss includes charges and credits to stockholders’ deficit that are not the result of transactions with stockholders. Comprehensive loss consisted of net loss plus changes in unrealized gain or loss on investments for the three and nine months ended September 30, 2014 and 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU No. 2014-09”), Revenue from Contracts with Customers, which supersedes the guidance in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply ASU 2014-15 for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the impact of ASU 2014-15.

For a more detailed listing of our significant accounting policies, see Note 2 of the consolidated financial statements included in the 2013 Form 10-K.

3. INVESTMENTS

Securities available-for-sale at cost or amortized cost and fair market value by contractual maturity were as follows:

	Cost or Amortized Cost	Fair Market Value
	(In thousands)
September 30, 2014
Due in one year or less	$52,900	$52,918
Due after one year through two years	5,179	5,179

	$58,079	$58,097

December 31, 2013
Due in one year or less	$87,027	$87,092
Due after one year through two years	19,805	19,819

	$106,832	$106,911

Gross realized gains and losses on sales of available-for-sale securities were not material for the three and nine months ended September 30, 2014 and 2013.

Securities available-for-sale, short-term and long-term, consisted of the following:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	(In thousands)
September 30, 2014
Demand deposit	$5,179	$—	$—	$5,179
Corporate debt securities	42,400	18	(1)	42,417
Government-sponsored enterprises	7,000	—	—	7,000
U.S. Treasury notes	3,500	1	—	3,501

	$58,079	$19	$(1)	$58,097

December 31, 2013
Demand deposit	$5,404	$—	$—	$5,404
Corporate debt securities	64,867	59	(4)	64,922
Government-sponsored enterprises	13,064	12	—	13,076
U.S. Treasury notes	23,497	12	—	23,509

	$106,832	$83	$(4)	$106,911

None of the securities have been in a continuous unrealized loss position for more than 12 months as of September 30, 2014.

Market values were determined for each individual security in the investment portfolio. We utilize third-party pricing services for all security valuations. We review the pricing methodology, including the collection of market information, used by the third-party pricing services. On a periodic basis, we also review and validate the pricing information received from the third-party providers.

The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. We evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. We have the ability and intent to hold these securities to maturity; therefore we do not consider these investments to be other-than-temporarily impaired as of September 30, 2014. Refer to Note 4 – Fair Value Measurements for further discussion.

As of September 30, 2014 and December 31, 2013, investments securing letters of credit in the aggregate amount of $5.2 million and $5.4 million, respectively, were classified as long-term investments.

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

Level 1 —	Observable inputs for identical assets or liabilities such as quoted prices in active markets,

Level 2 —	Inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs), and

Level 3 —	Unobservable inputs in which little or no market data exists, therefore determined using estimates and assumptions developed by us, which reflect those that a market participant would use.

The following summarizes financial assets measured at fair value on a recurring basis:

Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(In thousands)
Assets:
September 30, 2014
Money market	$48,581	$48,581	$—
Corporate debt securities	42,417	—	42,417
Government-sponsored enterprises	7,000	—	7,000
U.S. Treasury notes	3,501	—	3,501

Total financial assets	101,499	$48,581	$52,918

Add: Cash	10,541

Total cash, cash equivalents and investments	$112,040

December 31, 2013
Money market	$68,534	$68,534	$—
Commercial paper	6,000	—	6,000
Corporate debt securities	64,922	—	64,922
Government-sponsored enterprises	13,076	—	13,076
U.S. Treasury notes	23,509	—	23,509

Total financial assets	176,041	$68,534	$107,507

Add: Cash	23,400

Total cash, cash equivalents and investments	$199,441

Fixed income investment securities are valued using the market approach. We had no Level 3 financial assets for either period presented.

The fair value of the 2016 Notes as of September 30, 2014 and December 31, 2013 was approximately $390.7 million and $393.8 million, respectively, based on the last trading prices as of the respective period end. The fair value estimate for the 2016 Notes is based on Level 2 inputs.

The carrying amounts reflected in the consolidated balance sheets for cash, restricted cash, prepaid expenses, other current assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term nature. In addition, our capital lease obligations approximate fair value based on current interest rates, which contain an element of default risk.

5. INVENTORY

Inventories, stated at the lower of cost or market, consisted of raw materials of $66.4 million as of September 30, 2014 and $54.3 million as of December 31, 2013. Raw materials inventory is expected to be used over approximately 2.6 years as of September 30, 2014.

During the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained, and have filed an insurance claim to seek recovery. As of September 30, 2014, we had received $15.6 million in insurance proceeds related to this inventory claim. The $15.6 million recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. Reimbursement of the remaining $14.4 million was received in November 2014. We believe no other antigen inventory was at risk of being out of quality specification at September 30, 2014.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013, there was $5.9 million included in “Prepaid expenses and other current assets” on the consolidated balance sheet related to costs associated with agreements to develop second source suppliers for materials used in the manufacture of PROVENGE, and to qualify a contract manufacturer for production. As of September 30, 2014, there were no costs remaining in prepaid expenses and other current assets associated with these agreements.

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Furniture and office equipment	$2,823	$2,823
Laboratory and manufacturing equipment	28,858	29,493
Computer equipment and software	72,094	70,976
Leasehold improvements	117,150	117,233
Buildings	17,872	17,872
Construction in progress	253	368

	$239,050	$238,765
Less accumulated depreciation	(131,274)	(113,597)

	$107,776	$125,168

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

For further description of the facility leases refer to Note 9 – Financing Obligations and Note 13 – Commitments and Contingencies.

Depreciation expense, including depreciation of assets acquired through capital leases, for the three and nine months ended September 30, 2014 was $5.9 million and $18.4 million, respectively and for the three and nine months ended September 30, 2013 was $8.1 million and $23.8 million, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred rent	$6,320	$6,886
Inventory receipts	1,053	1,551
Accrued consulting and other services	4,721	7,313
Accrued clinical trials expense	2,340	3,157
Accrued interest	3,713	8,225
Accrued service fees and rebates	2,669	2,899
Other accrued liabilities	3,718	3,588

	$24,534	$33,619

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

The Orange County Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 1.46%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Orange County Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation, based upon the estimated 15.5-year term, was $5.0 million as of September 30, 2014.

The Atlanta Facility lease obligation has an extended term of 15.5 years with an effective interest rate of 3.37%. The estimated term is based on an initial 10.5-year term and a 5-year renewal. The Atlanta Facility lease may be renewed for up to an additional 20 years beyond the estimated 15.5-year term. The remaining facility lease obligation, based upon the estimated 15.5-year term, was $5.2 million as of September 30, 2014.

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

On January 20, 2011, we entered into the 2016 Indenture, which sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The 2016 Indenture provides that the maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

Commencement of the Chapter 11 Cases (as described in more detail in Note 1 – Business, Principles of Consolidation and Basis of Presentation and in Note 14 – Subsequent Events below) constituted an event of default under the 2016 Indenture. Under the terms of the 2016 Notes, upon commencement of the Chapter 11 Cases on November 10, 2014, the outstanding principal of $620.0 million plus accrued and unpaid interest to date of $5.6 million became immediately due and payable. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and remedies that may exist related to the events of default described above are stayed, under Section 362 of the Bankruptcy Code.

By their terms, the 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next to be used on twelve month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2014 and December 31, 2013.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. The net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheets, and the remaining unamortized debt discount were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Aggregate principal amount of 2016 Notes	$620,000	$620,000
Unamortized discount of the liability component	(39,644)	(60,878)

Carrying amount of the liability component	$580,356	$559,122

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

Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.8 million and $22.8 million for the three and nine months ended September 30, 2014, respectively, and $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended September 30, 2014 and 2013, and $13.4 million for each of the nine months ended September 30, 2014 and 2013.

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

As of December 31, 2013, the $27.7 million aggregate principal amount of 2014 Notes outstanding was classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.7 million during the nine months ended September 30, 2014 and $0.4 million and $1.1 million during the three and nine months, respectively, ended September 30, 2013.

11. STOCK-BASED COMPENSATION

Our equity-based employee incentive plans are described more fully in Note 12 in the 2013 Form 10-K, and in the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders. Our stock-based awards include non-qualified stock options, incentive stock options, restricted stock, restricted stock units and stock appreciation rights.

In 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $4.9 million and $5.8 million for the nine months ended September 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.03 and $0.04 for the nine months ended September 30, 2014 and 2013, respectively.

We recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of revenue	$113	$468	$56	$655
Research and development	171	1,085	(206)	3,347
Selling, general and administrative	1,263	4,899	1,188	8,095
Restructuring	—	—	—	9

	$1,547	$6,452	$1,038	$12,106

We have granted restricted stock awards and stock options with certain performance conditions to certain executive officers and key employees. At each reporting date, we evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision or the occurrence of other events which may cause the awards or options to accelerate and vest. For the three and nine months ended September 30, 2014 compensation expense related to awards and options with performance conditions was $0.1 million. For the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.7 million, respectively, of compensation expense related to awards and options with performance conditions.

In the second quarter of 2013, we granted cash-settled stock appreciation rights with a two-year vest period to certain employees. These awards are classified as liabilities and are measured at fair value at each reporting date, with fair value being determined using the BSM model. For the nine months ended September 30, 2014, we recognized $0.2 million stock-based compensation contra expense related to cash-settled stock appreciation rights. For the nine months ended September 30, 2013, we recognized $0.2 million of compensation expense related to cash-settled stock appreciation rights. As of September 30, 2014, unrecognized compensation expense related to unvested cash-settled stock appreciation rights was not material. We expect to recognize the remaining compensation expense over a period of 0.6 years.

The fair value of stock options was estimated at the date of grant using the BSM model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average estimated fair value per share	$1.00	$2.04	$1.87	$2.97

Weighted Average Assumptions
Dividend yield (a)	0.0%	0.0%	0.0%	0.0%
Expected volatility (b)	84%	86%	84%	85%
Risk-free interest rate (c)	1.55%	1.54%	1.53%	0.98%
Expected term (d)	5.0 years	5.0 years	5.0 years	5.0 years

(a)	We have not paid dividends in the past and do not plan to pay dividends in the near future.
(b)	The expected stock price volatility is based on the weighted average historical volatility of our stock.
(c)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with a term equal to the expected life of the award on the date of grant.

(d)	The expected term of options granted represents the estimated period of time until exercise and is based on the historical weighted average term of similar awards, giving consideration to the contractual terms, vesting schedules, expectations of future employee behavior and the terms of certain peer companies.

The following summarizes stock option activity:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (in years)
Outstanding at January 1, 2014	3,008,893	$15.10
Granted	545,995	4.08
Exercised	—	—
Forfeited and expired	(1,589,264)	12.70

Outstanding at September 30, 2014	1,965,624	14.06	4.9

Options exercisable at September 30, 2014	1,486,921	16.62	3.9

As of September 30, 2014 we had $0.7 million of unrecognized compensation expense related to unvested stock options, which we expect to recognize over a weighted-average period of 1.3 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2014 was not material.

The following summarizes restricted stock award activity:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	3,919,972	$6.94
Granted	3,857,432	2.82
Vested	(1,751,589)	7.73
Forfeited and expired	(2,242,076)	3.53

Outstanding at September 30, 2014	3,783,739	4.00

As of September 30, 2014, we had $6.1 million of unrecognized compensation expense related to restricted stock awards, which we expect to recognize over a weighted-average period of 1.2 years.

12. RESTRUCTURING, CONTRACT TERMINATION AND ADVISORY COSTS

Advisory Costs

In 2014, we worked with advisors on alternatives for a possible restructuring of our balance sheet. On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. During the three and nine months ended September 30, 2014, we recorded advisory charges of $2.6 million and $6.4 million, respectively, related to fees associated with seeking various alternatives.

For a discussion of the Chapter 11 Cases and related proceedings, see Note 14 – Subsequent Events below and other disclosures in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases in Part I, Item 2.

Restructuring – 2013

On November 12, 2013, we announced a restructuring of the Company and implemented additional cost reduction measures. As a result, during the nine months ended September 30, 2014, we recorded restructuring charges of $0.9 million related to fees associated with implementing the restructuring plan. During the nine months ended September 30, 2014, we recorded $0.2 million related to severance and other employee termination benefits, net of adjustments for termination benefits not used by employees and severance and termination benefits that will not be paid. Restructuring initiatives were substantially complete as of June 30, 2014.

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

During the nine months ended September 30, 2013, we recorded charges of $1.4 million related to severance and other termination benefits. These charges were offset by adjustments to reduce the restructuring liability by $1.3 million for the nine months ended September 30, 2013 related to termination benefits not used by employees and to severance and termination benefits that were not paid. In addition, we recorded restructuring charges of $1.7 million during the nine months ended September 30, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

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

Refer to Note 13 – Commitments and Contingencies, for discussion of a lawsuit filed in the Durham County Superior Court of North Carolina against the Company by GSK. We have accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. This amount is included in “Restructuring, contract termination and advisory liabilities” on the consolidated balance sheets as of September 30, 2014 and December 31, 2013. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

The following is a rollforward of restructuring, contract termination and advisory liabilities:

	Restructuring, Contract Termination and Advisory Liabilities as of December 31, 2013	Charges, Net of Adjustments	Payments	Restructuring, Contract Termination and Advisory Liabilities as of September 30, 2014
	(In thousands)
Advisory costs:
Advisory costs	$—	$6,394	$(5,612)	$782
2013 Restructuring:
Severance and other termination benefits	4,362	157	(4,469)	50
Other associated costs	289	932	(1,221)	—
2012 Restructuring:
Other associated costs	142	—	—	142
2011 Restructuring:
Contract termination costs	4,000	—	—	4,000

Total	$8,793	$7,483	$(11,302)	$4,974

Total restructuring, contract termination and advisory charges of $7.5 million are included in “Restructuring, contract termination and advisory costs” on the consolidated statement of operations for the nine months ended September 30, 2014.

13. COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2014, we had commitments to purchase $52.8 million of antigen over the next 24 months and had reserved $19.5 million of restricted cash for such purchases. In October 2014, we executed the Fourth Amendment to the Supply Agreement and paid Fujifilm $19.5 million in accordance with this agreement.

We have been self-insured since January 1, 2014 with regard to health and welfare claims up to $250,000 per person per year, above which third party insurance applies. A reserve of $1.3 million representing estimated reported losses, estimated unreported losses based on past experience modified for current trends, and estimated expenses for settling claims is included in accrued liabilities at September 30, 2014. Actual losses may vary from the recorded reserves. While we use what we believe are pertinent information and factors in determining the amount of reserves, future additions to the reserves may be necessary due to changes in the information and factors used.

We have operating lease obligations related to two leases in Seattle, Washington which cover our principal corporate offices and research facility, a corporate office lease in Bridgewater, New Jersey, and the land portions of the Orange County Facility and the Atlanta Facility.

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial lease term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 ceased effective October 2013 and August 2014. In addition, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, and continuing through the remaining lease term.

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

During the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained, and have filed an insurance claim to seek recovery. As of September 30, 2014, we had received $15.6 million in insurance proceeds related to this inventory claim. The $15.6 million recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. Reimbursement of the remaining $14.4 million was received in November 2014. We believe no other antigen inventory was at risk of being out of quality specification at September 30, 2014.

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

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previously settled securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement has now been memorialized in a formal stipulation of settlement, which the parties expect to present to the Delaware Court of Chancery in the near future. The settlement remains subject to court approval. We cannot predict whether the process of court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the SEC is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina (the “Court”) against the Company by GSK. The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the GSK Agreement terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On November 4, 2014, the Court issued an Opinion and Order on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s breach of contract, breach of the covenant of good faith and fair dealing, and unfair and deceptive trade practices act claims, both of which had been fully briefed since March 2014. In its Opinion and Order, the Court found that GSK is entitled to be paid for a Firm Order placed by the Company before it terminated the parties’ agreement, but otherwise dismissed GSK’s remaining claims. The Court’s ruling did not determine any amounts owed by the Company for the Firm Order, which will be subject to further litigation. On its breach of contract claim GSK is seeking approximately $17.6 million in damages, but the Court has not yet made any determination of amounts that may be owed for the Firm Order or whether any offsets, including amounts recoverable on the Company’s counterclaims, would reduce any amounts owed. On June 11, 2014, GSK filed a second motion for summary judgment on the Company’s counterclaims, which the Company opposed and is now fully briefed. The Court has not yet scheduled oral argument or issued a ruling on GSK’s second motion for summary judgment. The Company has accrued approximately $4.0 million in fees in connection with the termination of the GSK Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

Pursuant to Section 362 of the Bankruptcy Code, judicial proceedings against the Company are stayed upon the filing of the Chapter 11 Cases. Our counterclaims remain outstanding.

For discussion of the Chapter 11 Cases and related proceedings, see Note 14 — Subsequent Events below and elsewhere in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations — Chapter 11 Cases in Part I, Item 2.

14. SUBSEQUENT EVENTS

Employee Stock Purchase Plan

In January 2013, we adopted the 2013 Employee Stock Purchase Plan, (the “2013 Plan”). The 2013 Plan is qualified as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. Under the 2013 Plan, we granted rights (the “Rights”) to purchase shares of common stock under the 2013 Plan at prices not less than 85% of the lesser of (i) the fair value of the shares on the date of grant of such Rights or (ii) the fair value of the shares on the date such Rights are exercised. Therefore, the 2013 Plan was considered compensatory under FASB ASC 718 since, along with other factors, it includes a purchase discount of greater than 5%. Offerings occur each January 1 and July 1, (“the Offering Commencement Dates”). Each Offering Commencement Date will begin a six month plan period. On November 3, 2014, we terminated the 2013 Plan. For the nine months ended September 30, 2014, we recorded approximately $0.1 million of compensation expense related to participation in the 2013 Plan.

Chapter 11 Cases

On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Cases are being jointly administered for procedural purposes under the caption “In re Dendreon Corporation, Inc., et. al.” Case No. 14-12515.

We and each of the Debtor Subsidiaries intend to continue operating our respective businesses in the ordinary course, taking into account our status as debtors-in-possession, as we seek to complete the sale of our assets or a plan of reorganization or liquidation. In general, as debtors-in-possession, we and each of the Debtor Subsidiaries are authorized under the applicable provisions of the Bankruptcy Code to continue as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

We and the Debtor Subsidiaries have filed with the Bankruptcy Court “first day” motions for various relief designed to stabilize our and the Debtor Subsidiaries’ operations and business relationships with employees, customers and others. Such motions seek to obtain entry of orders granting authority to us and each of the Debtor Subsidiaries to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, maintain certain customer programs, pay certain pre-petition obligations to foreign vendors and certain vendors deemed critical to our operations and continue ordinary banking practices. In addition, we have filed a motion with the Bankruptcy Court seeking entry of an order prohibiting utility companies from altering or discontinuing service on account of pre-petition invoices. We expect that the Bankruptcy Court will hear our “first day” motions in the next several days, and we and the Debtor Subsidiaries intend to seek final relief from the Bankruptcy Court with respect to matters addressed by relevant “first day” motions at a hearing to be scheduled in the coming weeks.

The commencement of the Chapter 11 Cases constituted an event of default under the 2016 Indenture. Under the terms of the 2016 Notes, upon commencement of the Chapter 11 Cases on November 10, 2014, the outstanding principal of $620.0 million plus accrued and unpaid interest to date of $5.6 million became immediately due and payable. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under Section 362 of the Bankruptcy Code.

On November 9, 2014, we, each of the Debtor Subsidiaries and (i) certain holders representing approximately 47.8% and (ii) certain other holders representing approximately 35.9% of the outstanding principal amount of the 2016 Notes entered into two separate PSAs. Under the terms of the PSAs, the parties have agreed to work to effectuate a restructuring of our and the Debtor Subsidiaries’ respective obligations pursuant to a stand-alone plan of reorganization in Chapter 11 (the “Stand-Alone Plan”) under which holders of the 2016 Notes will receive new shares of common stock in the reorganized Company, subject to the outcome of the competitive process described below.

The PSAs further provide that, as an alternative to the Stand-Alone Plan, we and the Debtor Subsidiaries will concurrently conduct a competitive process, pursuant to bidding procedures (the “Bidding Procedures”) to be approved by the Bankruptcy Court, seeking qualified bids for (a) a sale of all or substantially all of our respective assets pursuant to Section 363 of the Bankruptcy Code (a “363 Sale”) or (b) a recapitalization transaction effectuated through a plan of restructuring (a “Plan Sale”). As further discussed below, a qualified bid must have a value in excess of $275.0 million and meet certain other criteria, each as specified in the Bidding Procedures.

Under the terms of the PSAs, we, the Debtor Subsidiaries and the Supporting Noteholders have agreed to negotiate in good faith the terms of the proposed plan. We and the Debtor Subsidiaries will use commercially reasonable efforts to complete the restructuring under the proposed plan, and the Supporting Noteholders have agreed to vote in favor of the plan of reorganization (or, in the case of a 363 Sale, the plan of liquidation) and to not object to a 363 Sale. Additionally, subject to a limited exception for market makers, the Supporting Noteholders have agreed to not transfer their claims unless the transferee also agrees to be bound by the terms of the applicable PSA. Our and the Debtor Subsidiaries’ obligations under the PSAs are subject to a fiduciary duty exception.

We have filed a motion with the Bankruptcy Court requesting that the court approve a bid deadline and set a date for an auction to implement the competitive process provided for under the PSAs. In order for a bid received during the competitive process to be considered a qualified bid, it must have a value in excess of $275.0 million and meet certain other criteria, each as specified in the Bidding Procedures. If no qualified bids are received by the bid deadline, we and the Debtor Subsidiaries will proceed to confirmation of the Stand-Alone Plan. If only one qualified bid is received, we and the Debtor Subsidiaries will seek to consummate that transaction. If more than one qualified bid is received, an auction will be held to determine the successful bidder with the highest or otherwise best bid, following which we and the Debtor Subsidiaries will seek to consummate that transaction.

Pursuant to the Bidding Procedures, we and the Debtor Subsidiaries may select a “stalking horse bidder” for our respective assets for the purposes of establishing a minimum acceptable bid with which to begin the auction described above (the “Stalking Horse Bid”). We have filed a motion with the Bankruptcy Court requesting that the court approve a deadline for us to select a qualified bid to be a Stalking Horse Bid. In the event that a Stalking Horse Bid is finalized by such deadline, we and the Debtor Subsidiaries will file with the Bankruptcy Court within one day of such deadline a notice of such Stalking Horse Bid and a copy of the definitive agreement related thereto.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to significant uncertainty. Further, a plan of reorganization or liquidation or a sale of assets could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization or liquidation. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.

A plan of reorganization or liquidation will likely result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

For additional information, see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Chapter 11 Cases” in Part I, Item 2.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, concerning matters that involve substantial risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those projected in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements. Words such as “believe,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “likely,” “may” “predict,” “will,” “would,” “could,” “should,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements include, among others, statements relating to the potential of the proposed stand-alone restructuring, asset sale or plan sale, the expectation that the Chapter 11 Cases will enable us to sell our assets or the company in an orderly manner and maximize value for our stakeholders, the necessity of Bankruptcy Court approvals to conduct and complete the proposed stand-alone restructuring, asset sale or plan sale and other statements regarding the success of our marketing efforts and our ability to commercialize PROVENGE, market demand and our ability to gain market acceptance for PROVENGE among physicians, patients, health care payors and others in the medical community, our plans in the European Union and the rest of the world and our ability to continue to fund our operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in our forward-looking statements as a result of risks and uncertainties, including, among others, the potential adverse impact of the Chapter 11 Cases on our liquidity or results of operations, changes in our ability to meet financial obligations during the Chapter 11 process or to maintain contracts that are critical to our operations, the outcome or timing of the Chapter 11 process and the proposed stand-alone restructuring, asset sale or plan sale (including the occurrence or likelihood of qualified bids or an auction), the effect of the Chapter 11 Cases or proposed stand-alone restructuring, asset sale or plan sale on our relationships with third parties, regulatory authorities and employees, proceedings that may be brought by third parties in connection with the Chapter 11 process or the proposed stand-alone restructuring asset sale or plan sale, Bankruptcy Court approval or other conditions or termination rights in connection with the proposed stand-alone restructuring, asset sale or plan sale and the timing or amount of any distributions to our stakeholders.

The following discussion should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q. In addition, readers are urged to carefully review and consider the various disclosures made by us regarding important factors that affect our business, including without limitation the disclosures set forth under the heading “Risk Factors” in this report, as well as the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), including the audited financial statements and the notes thereto and disclosures made under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results or to changes in our expectations.

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

Commercial sale of PROVENGE began in May 2010. Approximately 990 parent accounts, some of which have multiple sites, had infused our product as of September 30, 2014. Commercial sale of PROVENGE is currently supported by manufacturing facilities in Orange County, California (the “Orange County Facility”) and Atlanta, Georgia (the “Atlanta Facility”). We also manufactured PROVENGE at a manufacturing facility in Morris Plains, New Jersey (the “New Jersey Facility”) into December 2012, at which time we sold the New Jersey Facility to Novartis Pharmaceuticals Corporation (“Novartis”) for $43.0 million.

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

On November 12, 2013, we announced a restructuring plan and implemented additional cost reduction measures. As a result of this restructuring plan, we recorded restructuring charges of $1.1 million related to severance, other employee termination benefits and fees associated with implementing the restructuring plan in the nine months ended September 30, 2014. The restructuring initiatives were substantially complete as of June 30, 2014.

On September 17, 2013, we announced that the European Commission had granted marketing authorization for PROVENGE (autologous peripheral blood mononuclear cells activated with PAP-GM-CSF or sipuleucel-T) dispersion for infusion in the European Union (the “E.U.”) for the treatment of asymptomatic or minimally symptomatic metastatic (non-visceral) castrate resistant prostate cancer in male adults in whom chemotherapy is not yet clinically indicated. The marketing authorization provides approval for the commercialization of PROVENGE in all 28 countries of the E.U. as well as Norway, Iceland and Liechtenstein. In Germany and the United Kingdom, we plan to make PROVENGE commercially available to patients within the approved label through Centers of Excellence using our Contract Manufacturing Organization, PharmaCell. Centers of Excellence are institutions where a high volume of prostate cancer patients are treated by leading prostate cancer experts. These centers will be located in larger cities, which will allow for convenient patient access. In some cases, a Center of Excellence may be a co-op group of institutions. We will continue to explore opportunities to make PROVENGE more broadly available in Europe and other world markets.

As of September 30, 2014, we had approximately 710 employees. Our manufacturing operations consisted of approximately 380 employees as of such date, a decrease from 490 employees as of September 30, 2013 due to the 2013 restructuring, workforce reduction and employee turnover. Our commercial team included approximately 120 employees in sales, marketing, and market access support as of September 30, 2014, a decrease from 165 employees as of September 30, 2013.

Chapter 11 Cases

We have incurred a substantial amount of indebtedness. Based on our currently anticipated operating results, and even assuming the realization of future expense reductions that we plan to make and product revenues that we forecast, we have determined that there is a significant risk that we will not be able to refinance such indebtedness or repay it when it comes due in January 2016. After conducting a rigorous assessment of a wide variety of strategic alternatives, our Board of Directors has determined that pursuing a reorganization of our business or a sale of our assets in bankruptcy represents the best way to maximize value for our stakeholders.

On November 10, 2014, we and our wholly owned subsidiaries Dendreon Holdings, LLC, Dendreon Distribution, LLC and Dendreon Manufacturing, LLC (collectively, the “Debtor Subsidiaries”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 cases are being jointly administered for procedural purposes under the caption “In re Dendreon Corporation et. al.” Case No. 14-12515 (“the Chapter 11 Cases”).

We and the Debtor Subsidiaries intend to continue operating our respective businesses in the ordinary course, taking into account our status as debtors-in-possession, as we seek to complete the sale of our assets or a plan of reorganization or liquidation. In general, as debtors-in-possession, we and the Debtor Subsidiaries are each authorized under the applicable provisions of the Bankruptcy Code to continue as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

We and the Debtor Subsidiaries have filed with the Bankruptcy Court “first day” motions for various relief designed to stabilize operations and business relationships with employees, customers and others. Such motions seek to obtain entry of orders granting authority to us to, among other things, pay certain pre-petition employee wages, salaries, benefits and other employee obligations, maintain certain customer programs, pay certain pre-petition obligations to foreign vendors and certain vendors deemed critical to our operations and continue ordinary banking practices. In addition, we have filed a motion with the Bankruptcy Court seeking entry of an order prohibiting utility companies from altering or discontinuing service on account of pre-petition invoices. We expect that the Bankruptcy Court will hear our “first day” motions in the next several days, and we and the Debtor Subsidiaries intend to seek final relief from the Bankruptcy Court with respect to matters addressed by relevant “first day” motions at a hearing to be scheduled in the coming weeks.

The commencement of the Chapter 11 Cases constituted an event of default under the First Supplemental Indenture, dated January 20, 2011, to the Base Indenture, dated March 16, 2007, with The Bank of New York Mellon Trust Company, N.A., as trustee (the First Supplemental Indenture together with the Base Indenture the “2016 Indenture”). Under the terms of our 2.875% Convertible Senior Notes due 2016 (the “2016 Notes”), upon commencement of the Chapter 11 Cases on November 10, 2014, the outstanding principal of $620.0 million plus accrued and unpaid interest of $5.6 million to date became immediately due and payable. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and any remedies that may exist related to the events of default described above are stayed, under Section 362 of the Bankruptcy Code.

On November 9, 2014, we, each of the Debtor Subsidiaries and (i) certain holders representing approximately 47.8% and (ii) certain other holders representing approximately 35.9% (collectively, the “Supporting Noteholders”) of the outstanding principal amount of the 2016 Notes entered into two separate Plan Support Agreements (the “PSAs”). Under the terms of the PSAs, the parties have agreed to work to effectuate a restructuring of our and the Debtor Subsidiaries’ respective obligations pursuant to a stand-alone plan of reorganization in Chapter 11 (the “Stand-Alone Plan”) under which holders of the 2016 Notes will receive new shares of common stock in the reorganized Company, subject to the outcome of the competitive process described below.

The PSAs further provide that, as an alternative to the Stand-Alone Plan, we and the Debtor Subsidiaries will concurrently conduct a competitive process, pursuant to bidding procedures (the “Bidding Procedures”) to be approved by the Bankruptcy Court, seeking qualified bids for (a) a sale of all or substantially all of our respective assets pursuant to Section 363 of the Bankruptcy Code (a “363 Sale’’) or (b) a recapitalization transaction effectuated through a plan of restructuring (a “Plan Sale”). As further discussed below, a qualified bid must have a value in excess of $275.0 million and meet certain other criteria, each as specified in the Bidding Procedures.

Under the terms of the PSAs, we, the Debtor Subsidiaries and the Supporting Noteholders have agreed to negotiate in good faith the terms of the proposed plan. We and the Debtor Subsidiaries will use commercially reasonable efforts to complete the restructuring under the proposed plan, and the Supporting Noteholders have agreed to vote in favor of the plan of reorganization (or, in the case of a 363 Sale, the plan of liquidation) and to not object to a 363 Sale. Additionally, subject to a limited exception for market makers, the Supporting Noteholders have agreed to not transfer their claims unless the transferee also agrees to be bound by the terms of the applicable PSA. Our and the Debtor Subsidiaries’ obligations under the PSAs are subject to a fiduciary duty exception.

We have filed a motion with the Bankruptcy Court requesting that the court approve a bid deadline and set a date for an auction to implement the competitive process provided for under the PSAs. In order for a bid received during the competitive process to be considered a qualified bid it must have a value in excess of $275.0 million and meet certain other criteria, each as specified in the Bidding Procedures. If no qualified bids are received by the bid deadline, we and the Debtor Subsidiaries will proceed to confirmation of the Stand-Alone Plan. If only one qualified bid is received, we and the Debtor Subsidiaries will seek to consummate that transaction. If more than one qualified bid is received, an auction will be held to determine the successful bidder with the highest or otherwise best bid, following which we and the Debtor Subsidiaries will seek to consummate that transaction.

        Pursuant to the Bidding Procedures, we and the Debtor Subsidiaries may select a “stalking horse bidder” for our respective assets for the purposes of establishing a minimum acceptable bid with which to begin the auction described above (the “Stalking Horse Bid”). We have filed a motion with the Bankruptcy Court requesting that the court approve a deadline for us to select a qualified bid to be a Stalking Horse Bid. In the event that a Stalking Horse Bid is finalized by such deadline, we and the Debtor Subsidiaries will file with the Bankruptcy Court within one day of such deadline a notice of such Stalking Horse Bid and a copy of the definitive agreement related thereto.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. Further, a plan of reorganization or liquidation could or will materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the classifications or carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization or liquidation. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Case to each of these constituencies or what types or amounts of distributions, if any, they would receive.

A plan of reorganization or liquidation will likely result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

As a result of the Chapter 11 Cases, we and the Debtor Subsidiaries are periodically required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, monthly operating reports and other financial information. Such materials will be prepared according to requirements of federal bankruptcy law. While they would accurately provide then-current information required under federal bankruptcy law, such materials will contain information that may be unconsolidated and will generally be unaudited and prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Accordingly, we believe that the substance and format of such materials do not allow meaningful comparison with our publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities or for comparison with other financial information filed with the Securities and Exchange Commission (the “SEC”).

Most of our filings with the Bankruptcy Court are available to the public at the offices of the Clerk of the Bankruptcy Court or the Bankruptcy Court’s web site (http://www.deb.uscourts.gov) or may be obtained through private document retrieval services. We undertake no obligation to make any further public announcement or issue any update with respect to the documents filed with the Bankruptcy Court or any matters referred to therein.

Additional information about the Chapter 11 Cases and potential asset sale, as well as court filings and other documents, is available through our claims agent, Prime Clerk, at https://cases.primeclerk.com/dendreon or 844-794-3479. Information contained on, or that can be accessed through, such web site or the Bankruptcy Court’s web site is not part of this report.

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

Restricted Cash

Restricted cash, as further described in Note 13 – Commitment and Contingencies, represents a reserve account for the commitment to purchase antigen used in the manufacturing of PROVENGE.

Inventory

Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.

We periodically evaluate inventory for impairment by considering factors such as expiry, obsolescence and net realizable value. We review inventory for expiry risk by evaluating current and future product demand relative to inventory life. The estimated remaining life of raw material inventory was approximately 2.6 years as of September 30, 2014. We expect to realize the carrying value of inventory.

In addition, if we determine that events and circumstances indicate that inventory may not meet required quality specifications, we record an impairment.

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

Impairment of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets when events and circumstances indicate that the carrying amount of an asset may not be recovered. When evaluating long-lived assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. Impairment is recorded if the estimated future cash flows are less than the carrying value of the asset. The impairment loss recognized, if any, is the excess of the asset’s carrying value over the fair value of the long-lived asset. The determination of fair value of the assets evaluated for impairment requires the use of judgmental assumptions surrounding the amount and timing of future cash flows and the highest and best use of the assets.

On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Our plan to file these voluntary petitions for relief under Chapter 11 of the Bankruptcy Code was deemed to be an indicator of impairment. As a result, we undertook an impairment analysis of our long-lived assets that we intend to sell through the competitive process contemplated under each of the PSAs and compared the carrying value of these assets to the asset’s undiscounted future cash flows.

As described in Note 1 to the consolidated financial statements, given the nature of the bankruptcy process, realization of assets and liquidation of liabilities are subject to significant uncertainty. A sale of assets or other transaction could or will materially change the amounts and classifications reported in the unaudited consolidated financial statements, which do not give effect to any adjustments, to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan or a sale of assets. Our determination of the cash flows used to support the recoverability of these assets requires us to estimate future revenue growth, costs of operations and the fair value of consideration that may be realized in respect of the assets through such competitive process, which requires significant management judgment. The estimates we used to forecast the future operating results are consistent with the plans and estimates that we use to manage our business. Significant assumptions utilized in this analysis as of September 30, 2014 included maintaining current unit sale volumes, continuing to implement cost reduction measures and the ability to obtain consideration in excess of the book value of the assets to be sold at auction. The result of this analysis indicated that impairment was not required as of September 30, 2014.

Convertible Senior Notes due 2016

Commencement of the Chapter 11 Cases constituted an event of default under the 2016 Indenture. Under the terms of the 2016 Notes, upon commencement of the Chapter 11 Cases on November 10, 2014, the outstanding principal of $620.0 million plus accrued and unpaid interest to date of $5.6 million became immediately due and payable. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and remedies that may exist related to the events of default described above are stayed, under Section 362 of the Bankruptcy Code.

The 2016 Notes are, by their terms, convertible at the option of the holder. Under the 2016 Indenture, we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share.

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

Stock-based compensation accounting also requires the estimate of forfeiture rates. During 2014 and 2013, we increased our estimated forfeiture rates based on historical data, resulting in cumulative catch-up adjustments to decrease stock-based compensation expense and net loss by $4.9 million and $5.8 million for the nine months ended September 30, 2014 and 2013, respectively. These adjustments decreased basic and diluted net loss per share by $0.03 and $0.04 for the nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11, (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. If certain exception conditions exist, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The adoption of ASU 2013-11 on January 1, 2014 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (“ASU No. 2014-09”), Revenue from Contracts with Customers, which supersedes the guidance in Revenue Recognition (Topic 605) and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Public entities are required to apply ASU 2014-15 for annual reporting periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We are evaluating the impact of ASU 2014-15.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Product revenue, net	$73,118	$67,982	$224,061	$208,848
Royalty and other revenue	5	20	53	63

Total revenue	$73,123	$68,002	$224,114	$208,911

The increase in net product revenue for the nine months ended September 30, 2014 resulted from approximately $11.0 million in price increases and approximately $4.2 million in volume increases. Approximately 990 parent accounts, some of which have multiple sites, had infused our product as of September 30, 2014.

Revenue from the sale of PROVENGE is recorded net of product returns and estimated pricing discounts via rebates and/or chargebacks offered pursuant to mandatory federal and state government programs and to members of GPOs. Revenue recognition requires estimates of rebates and chargebacks each period. We recorded estimated rebates, chargebacks and GPO administrative fees of $9.5 million and $31.2 million for the three and nine months ended September 30, 2014, respectively, and $7.3 million and $18.5 million for the three and nine months ended September 30, 2013, respectively.

The following is a roll forward of our chargebacks reserve associated with the PHS and FSS programs:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$3,540	$3,107
Current provision related to sales made in current period	14,037	10,426
Adjustments	(1,807)	(2,128)
Payments/credits	(12,097)	(8,399)

Balance at September 30	$3,673	$3,006

The following is a roll forward of our chargebacks reserve associated with the GPO programs:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,590	$182
Current provision related to sales made in current period	12,751	5,204
Payments/credits	(13,268)	(4,739)

Balance at September 30	$1,073	$647

The following is a roll forward of our accrued GPO rebates and administrative fees balance:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Beginning balance, January 1	$1,788	$1,950
Current provision related to sales made in current period	5,912	4,682
Payments/credits	(5,908)	(5,054)

Balance at September 30	$1,792	$1,578

Cost of Product Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Cost of product revenue	$35,599	$46,933	$110,099	$134,106
Inventory insurance recovery	—	—	(15,566)	—
Gross profit (1)	37,519	21,049	129,528	74,742

(1)	Gross profit is calculated by subtracting cost of product revenue from net product revenue and adjusting for inventory insurance recovery.

Cost of product revenue includes the costs of manufacturing and distributing PROVENGE. Costs related to the manufacture of PROVENGE for clinical patients are classified as research and development expense. The decrease in cost of product revenue for the three and nine months ended September 30, 2014 compared to 2013 was primarily due to reduced headcount and other cost saving restructuring activities.

During the year ended December 31, 2013, we recorded a charge of $46.2 million related to antigen inventory which no longer met quality specification and was not usable for commercial production, or which was determined to be likely to fail such quality specification. We have insurance coverage for up to $30.0 million for antigen losses of the type we believe we have sustained, and have filed an insurance claim to seek recovery. As of September 30, 2014, we had received $15.6 million in insurance proceeds related to this inventory claim. The $15.6 million recovery is included in “Inventory insurance recovery” on our consolidated statement of operations. Reimbursement of the remaining $14.4 million was received in November 2014. We believe no other antigen inventory was at risk of being out of quality specification at September 30, 2014.

We anticipate that cost of product revenue as a percentage of revenue for the remainder of 2014 will remain relatively consistent with the current quarter results.

Research and Development Expenses

Research and development expenses were $9.4 million and $36.9 million for the three and nine months ended September 30, 2014, respectively, and $17.6 million and $54.2 million for the three and nine months ended September 30, 2013, respectively. Expenses related to our research and development activities are categorized as costs associated with clinical programs, supplier development and research programs. Research and development expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
Clinical programs	$5.9	$10.1	$21.5	$29.6
Supplier development expenses	—	1.3	1.9	5.4
Research programs	3.5	6.2	13.5	19.2

Total research and development expense	$9.4	$17.6	$36.9	$54.2

The decrease in total research and development expenses for the three and nine months ended September 30, 2014 as compared to the respective periods in 2013 was primarily a result of the restructuring plan announced on November 12, 2013. Research and development costs associated with clinical programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, materials and supplies used in support of clinical programs and employee-related expenses of departments supporting clinical programs. Costs attributable to supplier development expenses include technology transfer and process development costs related to developing second source suppliers. Costs attributable to research programs represent efforts to develop and expand our product pipeline and other research efforts. The costs in each category may change in the future and new categories may be added.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
PROVENGE- United States	$8.2	$13.8	$30.5	$40.9
PROVENGE- European Union	0.7	2.6	4.3	9.5

	$8.9	$16.4	$34.8	$50.4

Current product candidates and potential targets for the focus of new product candidates in research and development include:

•	DN24-02, our investigational active cellular immunotherapy which potentially may be used for the treatment of patients with bladder, breast, ovarian and other solid tumors expressing HER2/neu. In December 2010, we filed an Investigational New Drug (“IND”) application with the FDA for DN24-02 for the treatment of HER2+ urothelial carcinoma, including bladder cancer, following surgical resection. The trial will randomize patients to DN24-02 or standard of care, with a primary endpoint of overall survival. We enrolled our first patient in this trial in September 2011.

•	Active cellular immunotherapies directed at CA-9, an antigen highly expressed in renal cell carcinoma, and CEA, an antigen expressed in colorectal and other cancers, are in our portfolio. We currently do not have active clinical programs related to the use of active cellular immunotherapy product candidates targeted at CA-9 or CEA.

•	TRPM8 (Transient Receptor Potential, sub-family M), a target for manipulation by small molecule drug therapy. We have developed an orally-available, small molecule targeting TRPM8 that could be applicable to treating multiple types of cancer. We completed our Phase 1 clinical trial in April 2012. We currently do not have active clinical programs related to the small molecule targeting TRPM8.

Research and development costs incurred related to these product candidates and potential targets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
DN24-02	$0.4	$1.1	$2.0	$3.5
Other pipeline development	0.1	0.1	0.1	0.3

	$0.5	$1.2	$2.1	$3.8

Research and development costs associated with CA-9, CEA and TRPM8 for each period presented were not material.

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly-changing industry environment. To obtain approval of a product candidate from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the United States, is costly in time and effort, and can require significant capital investment.

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

Additional funding could be required to complete development of product candidates or in order to commercialize approved products. In the absence of such funding, we might be required to halt or temporarily delay ongoing development projects.

We anticipate that research and development expenses will decrease compared to 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.3 million and $118.6 million for the three and nine months ended September 30, 2014, respectively, and $56.2 million and $185.5 million for the three and nine months ended September 30, 2013, respectively. Selling, general and administrative expenses primarily consisted of salaries and wages, consulting fees, sales and marketing fees and administrative costs to support operations.

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2014 compared to the respective periods in 2013 was primarily due to headcount reductions related to the strategic restructuring plans announced on July 30, 2012 and November 12, 2013 and a reduction in non-cash stock-based compensation due to increases to estimated forfeiture rates and to a decrease in the number of options and awards granted.

We anticipate that selling, general and administrative expenses during the remainder of 2014 will decrease compared to 2013.

Restructuring, Contract Termination and Advisory Expenses

Advisory Costs

In 2014, we worked with advisors on alternatives for a possible restructuring of our balance sheet. On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. During the three and nine months ended September 30, 2014, we recorded advisory charges of $2.6 million and $6.4 million, respectively, related to fees associated with seeking various alternatives.

Restructuring – 2013

On November 12, 2013, we announced a restructuring of the Company and implemented additional cost reduction measures. As a result, during the nine months ended September 30, 2014, we recorded restructuring charges of $0.9 million related to fees associated with implementing the restructuring plan. During the nine months ended September 30 2014, we recorded $0.2 million related to severance and other employee termination benefits, net of adjustments for termination benefits not used by employees and severance and termination benefits that will not be paid. Restructuring initiatives were substantially complete as of June 30, 2014.

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

During the nine months ended September 30, 2013, we recorded charges of $1.4 million related to severance and other termination benefits. These charges were offset by adjustments to reduce the restructuring liability by $1.3 million for the nine months ended September 30, 2013 related to termination benefits not used by employees and to severance and termination benefits that were not paid. In addition, we recorded restructuring charges of $1.7 million during the nine months ended September 30, 2013 related to relocation benefits offered to employees, expenses associated with the closure of the New Jersey Facility, contract termination expenses and other related expenses. We do not expect to incur additional restructuring charges related to the 2012 restructuring as the implementation of these initiatives is complete.

Interest Income

We receive interest income primarily from holdings of cash and investments. Interest income was not material for the three months ended September 30, 2014. We recorded interest income of $0.2 million for the nine months ended September 30, 2014, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. The decrease in interest income was due to lower investment balances.

Interest Expense

Interest expense was $13.4 million and $40.4 million for the three and nine months ended September 30, 2014, respectively, and $13.5 million and $41.0 million for the three and nine months ended September 30, 2013, respectively. Interest expense includes amortization of the debt discount and debt issuance costs for the 2016 Notes, which resulted in non-cash interest expense of $7.8 million and $22.8 million for the three and nine months ended September 30, 2014, respectively, and $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively. Interest expense recognized on the 2.875% stated coupon rate was $4.5 million and $13.4 million for each of the three and nine months, respectively, ended September 30, 2014 and 2013. Refer to Liquidity and Capital Resources: Financings from the Issuance of Convertible Notes for further discussion of the accounting for the 2016 Notes.

We also recorded interest expense, including the amortization of debt issuance costs, related to the 4.75% Convertible Senior Subordinated Notes due 2014 (the “2014 Notes”) of $0.7 million during the nine months ended September 30, 2014, and $0.4 million and $1.1 million during the three and nine months, respectively, ended September 30, 2013. The 2014 Notes were repaid in full in June 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Uses and Proceeds

As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and short-term and long-term investments of $112.0 million and $199.4 million, respectively. The decrease in these balances in 2014 was primarily attributable to cash used in operating activities, including costs associated with the commercialization of PROVENGE, research and development expenses, and selling, general and administrative expenses in support of operations, to the $27.7 million payment on the 2014 Notes, and to advisory fees incurred related to the possible restructuring of our balance sheet and the Chapter 11 Cases. Prior to the Chapter 11 Cases, we financed operations primarily through proceeds from the sale of equity and convertible debt securities, commercial sale of PROVENGE, sale of a royalty for boceprevir for the treatment of chronic hepatitis C for $125 million in 2011, cash receipts from collaborative agreements and interest income.

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $55.0 million and $184.8 million, respectively. The decrease in net cash used in operating activities primarily resulted from decreased net loss, decreased inventory purchases and receipt of inventory insurance recovery, offset by a reserve account of $19.5 million established for the commitment to purchase antigen used in the manufacture of Provenge.

Net cash provided by investing activities for the nine months ended September 30, 2014 and 2013 was $46.6 million and $88.0 million, respectively. Expenditures related to investing activities for the nine months ended September 30, 2014 consisted primarily of purchases of investments of $8.0 million and purchases of property and equipment, primarily software expenditures, of $1.1 million, offset by maturities and sales of investments of $55.7 million. The decrease in net cash provided by investing activities for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily related to a decrease in investment maturities and sales, offset by a decrease in investment purchases and equipment purchases.

Net cash used in financing activities for the nine months ended September 30, 2014 and 2013 was $30.2 million and $4.0 million, respectively. In June 2014, the 2014 Notes, totaling $27.7 million, were repaid in full. Net cash used in financing activities for the nine months ended September 30, 2013 primarily related to payments on capital lease obligations.

Liquidity and Bankruptcy

On November 10, 2014, we and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware.

We continue to operate our business in the ordinary course, taking into account our status as debtors-in-possession, as we seek to complete the sale of our assets or a plan of reorganization or liquidation. We are seeking to obtain the necessary relief from the Bankruptcy Court to pay certain claims of employees and other claims in accordance with their existing business terms. As a result of the Chapter 11 Cases and the circumstances leading to the Chapter 11 Cases described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs.

During the pendency of the Chapter 11 Cases, we expect our primary source of liquidity will be cash on hand and cash flows from operations. On November 10, 2014, the date of the Chapter 11 Cases, we had approximately $100.0 million in cash, cash equivalents and investments. While cash on hand together with cash collected from customers are expected to be sufficient to fund our ongoing operations for the next twelve months taking into account our status as debtors-in-possession, there can be no assurance that such amounts will be sufficient to fund our operations during the pendency of the Chapter 11 process.

Leases and Other Commitments

Office Leases

In February 2011, we entered into a lease for office space of 179,656 square feet in Seattle, Washington with an initial term of five and a half years and one renewal term of two and a half years. In July 2012, we amended the lease to reduce the premises to 158,081 square feet. The related rent reduction took effect in November 2012. In April 2013, we amended the lease to further reduce the premises to 112,915 square feet. Rent payments related to the space relinquished in April 2013 ceased effective October 2013 and August 2014. In addition, in April 2013 and November 2013, we subleased to two separate third parties 22,583 square feet each at these premises, commencing in May 2013 and December 2013, and continuing through the remaining term.

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

As of September 30, 2014, we had commitments to purchase $52.8 million of antigen over the next 24 months and had reserved $19.5 million of restricted cash for such purchases. In October 2014, we executed the Fourth Amendment to the Supply Agreement and paid Fujifilm $19.5 million in accordance with this agreement.

Software and Equipment Financing

We have entered into various agreements for the lease of software licenses and equipment, which have been treated as capital leases. The capital leases, with an aggregate remaining obligation at September 30, 2014 of $4.0 million, bear interest at rates ranging from 4.4% to 11.7% per year.

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

On January 20, 2011, we entered into the 2016 Indenture, which sets forth the rights and provisions governing the 2016 Notes. Interest at 2.875% per annum is payable on the 2016 Notes semi-annually in arrears on January 15 and July 15 of each year. Record dates for payment of interest on the 2016 Notes are each January 1 and July 1. The 2016 Indenture provides that the maturity date of the 2016 Notes is January 15, 2016, unless earlier converted.

Commencement of the Chapter 11 Cases constituted an event of default under the 2016 Indenture. Under the terms of the 2016 Notes, upon commencement of the Chapter 11 Cases on November 10, 2014, the outstanding principal of $620.0 million accrued and unpaid interest to date of $5.6 million became immediately due and payable. Under the Bankruptcy Code, the acceleration provisions applicable to the debt obligations described above are generally unenforceable, and remedies that may exist related to the events of default described above are stayed, under Section 362 of the Bankruptcy Code.

By their terms, the 2016 Notes are convertible at the option of the holder, and we may choose to satisfy conversions, if any, in cash, shares of our common stock, or a combination of cash and shares of our common stock, based on a conversion rate initially equal to 19.5160 shares of common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $51.24 per share. The conversion rate will be increased under certain circumstances described in the 2016 Indenture; however, the number of shares of common stock issued upon conversion of a 2016 Note will not exceed 27.3224 per $1,000 principal amount of 2016 Notes, subject to adjustment in accordance with the 2016 Indenture. Should a holder exercise the conversion option during the next to be used on twelve month period, it is our intention to satisfy the conversion with shares of common stock. Consequently, the 2016 Notes are classified as a long-term liability as of September 30, 2014 and December 31, 2013.

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

The application of ASC 470-20 resulted in the initial recognition of $132.9 million as the debt discount recorded in additional paid-in capital for the 2016 Notes. As of September 30, 2014, the net carrying amount of the liability component, which is recorded as a long-term liability in the consolidated balance sheet, was $580.4 million, and the remaining unamortized debt discount was $39.6 million. Amortization of the debt discount and debt issuance costs resulted in non-cash interest expense of $7.8 million and $22.8 million for the three and nine months ended September 30, 2014, respectively, and $7.2 million and $21.1 million for the three and nine months ended September 30, 2013, respectively. In addition, interest expense recognized on the 2.875% stated coupon rate was $4.5 million for each of the three months ended September 30, 2014 and 2013, and $13.4 million for each of the nine months ended September 30, 2014 and 2013.

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

As of December 31, 2013, the $27.7 million aggregate principal amount of 2014 Notes outstanding was classified as a current liability. We recorded interest expense, including the amortization of debt issuance costs, related to the 2014 Notes of $0.7 million during the nine months ended September 30, 2014, and $0.4 million and $1.1 million during the three and nine months, respectively, ended September 30, 2013.

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

As of September 30, 2014 and December 31, 2013, we had short-term investments of $52.9 million and $87.1 million, respectively, and long-term investments of $5.2 million and $19.8 million, respectively. Our short-term and long-term investments are subject to interest rate risk and will decline in value if market interest rates increase. The estimated fair value of short-term and long-term investments as of September 30, 2014, assuming a 100 basis point increase in market interest rates, would decrease by $0.1 million, which would not materially impact results of operations, cash flows or financial position. While changes in interest rates may affect the fair value of our investment portfolio, gains or losses, if any, will not be recognized in the statement of operations until the investment is sold or if the reduction in fair value is determined to be an other-than-temporary impairment.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Our chief executive officer and our interim chief financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previous securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement has now been memorialized in a formal stipulation of settlement, which the parties expect to present to the Delaware Court of Chancery in the near future. The settlement remains subject to court approval. We cannot predict whether the process of court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the

Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the SEC is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

The Company received notice in November 2011 of a lawsuit filed in the Durham County Superior Court of North Carolina (the “Court”) against the Company by GlaxoSmithKline LLC (“GSK”). The lawsuit purports claims for monies due and owing and breach of the Company’s obligations under the Development and Supply Agreement (the “GSK Agreement”) terminated as of October 31, 2011. On April 9, 2013, GSK amended its complaint to add a claim for breach of North Carolina’s unfair and deceptive trade practices act. The Company does not believe the lawsuit has merit, filed a Counterclaim and Answer on January 6, 2012, and intends to defend its position vigorously. On November 4, 2014, the Court issued an Opinion and Order on GSK’s motion for summary judgment on its breach of contract claim and the Company’s cross motion for summary judgment on GSK’s breach of contract, breach of the covenant of good faith and fair dealing, and unfair and deceptive trade practices act claims, both of which had been fully briefed since March 2014. In its Opinion and Order, the Court found that GSK is entitled to be paid for a Firm Order placed by the Company before it terminated the parties’ agreement, but otherwise dismissed GSK’s remaining claims. The Court’s ruling did not determine any amounts owed by the Company for the Firm Order, which will be subject to further litigation. On its breach of contract claim GSK is seeking approximately $17.6 million in damages, but the Court has not yet made any determination of amounts that may be owed for the Firm Order or whether any offsets, including amounts recoverable on the Company’s counterclaims, would reduce any amounts owed. On June 11, 2014, GSK filed a second motion for summary judgment on the Company’s counterclaims, which the Company opposed and is now fully briefed. The Court has not yet scheduled oral argument or issued a ruling on GSK’s second motion for summary judgment. The Company opposed that motion, which is now fully briefed. The Court has not yet issued a ruling on any of the pending summary judgment motions. The Company has accrued approximately $4.0 million in fees in connection with the termination of the Development and Supply Agreement. The ultimate financial impact of the lawsuit is not yet determinable. Therefore, no additional provision for loss has been recorded in the financial statements.

Pursuant to Section 362 of the Bankruptcy Code, judicial proceedings against the Company are stayed upon the filing of the Chapter 11 Cases. Our counterclaims remain outstanding.

For a discussion of the Chapter 11 Cases and related proceedings, see Note 14 – Subsequent Events and elsewhere in this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations—Chapter 11 Cases in Part I, Item 2.

ITEM 1A. RISK FACTORS

The risks described below may not be the only ones relating to our company. Additional risks that we currently believe are immaterial may also impair our business operations. Our business, financial condition and future prospects could be harmed as a result of any of these risks. These risks and uncertainties may be interrelated or co-related, and as a result, the occurrence of one risk might directly affect other risks described below, make them more likely to occur or magnify their impact. Many of the following risk factors relate to risks to our business arising outside the context of the Chapter 11 Cases and thus we cannot predict the relevance of any such risk factors or the impact any of the described risks might have in the context of the Chapter 11 Cases. Such risk factors may not be useful to investors and could be misleading if read in isolation.

The risks set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2014. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the period ended September 30, 2014, including the consolidated financial statements and related notes, and information contained in our 2013 Form 10-K, and in our other filings from time to time with the SEC.

Risks Relating to the Chapter 11 Cases

*We and the Debtor Subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code on November 10, 2014 and are subject to the risks and uncertainties associated with the Chapter 11 Cases and our efforts to reorganize or to sell our assets to a third party under Section 363 of the Bankruptcy Code.

For the duration of the Chapter 11 process, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy, which may affect our ability to complete a plan of reorganization or a sale of our assets to a third party. These risks include the following:

•	we may be unable to retain and motivate key executives and employees and we may have difficulty attracting new employees;

•	our employees may become distracted from their duties;

•	we may have difficulty attracting and retaining customers, and physicians could cease to purchase and prescribe PROVENGE;

•	we may be unable to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time and the Bankruptcy Court may not agree with our objections to positions taken by other parties;

•	we may not be able to obtain and maintain normal payment and other terms with customers, vendors and service providers and certain of our suppliers may attempt to cancel our contracts, require financial assurances of performance or refrain entirely from providing goods or services to us;

•	we may be unable to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all;

•	we may have difficulty maintaining existing and building new relationships; and

•	we may incur material increased costs related to the Chapter 11 Cases and other litigation.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our customers, vendors and employees, which in turn could adversely affect our business, our results of operations and our financial condition, particularly if the Chapter 11 Cases are protracted. We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans. We expect that in the Chapter 11 Cases, various claims may be asserted against us, and we cannot give any assurances that these claims will not have a material adverse effect on our financial condition, results of operations or the market price of our securities.

Additionally, the outcome and timing of the court-supervised auction process relating to a potential asset sale is uncertain. There can be no assurance that any potential purchasers will participate, that an auction will be conducted, or that, if bids are received, the closing conditions to the contemplated transaction, including Bankruptcy Court approval, will be satisfied or any potential asset sale will be consummated.

*Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	engage in other business activities outside of the ordinary course that may be in our interest.

*Our common stock may be cancelled and the holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

Prior to the Chapter 11 Cases, the market price for our common stock was volatile. We have requested that the Bankruptcy Court enter an order that places limitations on trading in our common stock during the pendency of the bankruptcy proceedings, including options to acquire common stock, as will be further specified in the order. Future trading in our securities may be limited, and holders of such securities may not be able to resell their securities for their purchase price or at all.

Accordingly, trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of such securities. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders thereof in our Chapter 11 Cases. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. The timing of the ultimate recovery to creditors and/or shareholders, if any, is uncertain.

A plan of reorganization or liquidation could result in holders of our capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan.

*Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset dispositions, contract terminations and rejections and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Chapter 11 Cases.

Risks Relating to Our Financial Position and Operations

*We have a history of operating losses. We expect to continue to incur losses for the foreseeable future, and we may never become profitable.

As of September 30, 2014, our accumulated deficit was $2.3 billion and our net loss for the nine months ended September 30, 2014 was $73.7 million. We have incurred net losses as a result of research and development expenses, clinical trial expenses, contract manufacturing and facility expenses, costs associated with our commercial efforts on behalf of PROVENGE and general and administrative expenses in support of our operations and research efforts. The majority of our resources continue to be used in support of the commercialization of PROVENGE, including outside the United States. Even if we are able to successfully realize our current operating projections, we are unable to predict when our core business will break-even or become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

The accounting method for convertible debt securities that may be settled in cash, such as the 2016 Notes, could have a material effect on our net loss, net working capital or other financial results.

Under the FASB ASC Section 470-20, Debt with Conversion and other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2016 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2016 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the 2016 Notes to their face amount over the term of the 2016 Notes. We report higher interest expense in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2016 Notes.

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

We restructured our operations in 2011, 2012 and 2013, which included reductions in our workforce. The reductions resulted in the loss of numerous long-term employees, the loss of institutional knowledge and expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. Such workforce reductions have also placed a significant burden on our current employees, who continue to operate with limited resources. In addition, because of these reductions, we are outsourcing certain corporate functions, which make us more dependent on third parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our business and our financial results may be adversely affected. Further cost containment initiatives that we may implement in the future could result in additional employee turnover, causing additional stress on our operational capabilities and potentially harming our ability to operate our business.

*Forecasting sales of PROVENGE may continue to be difficult. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our financial results may be adversely affected.

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

Risks Relating to our Product Commercialization Pursuits

*If we fail to achieve and sustain commercial success for PROVENGE, our business will suffer, our future prospects may be harmed and our results of operations may be adversely affected.

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

PROVENGE is presently approved for the treatment of metastatic asymptomatic or minimally symptomatic castrate-resistant prostate cancer in the United States and the E.U. Earlier diagnosis of metastatic prostate cancer will be increasingly important, and screening, diagnostic and treatment practices can vary significantly by geographic region. To achieve global success for PROVENGE as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of PROVENGE may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside the United States and the E.U. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing or reimbursement levels or at all, which could harm our ability to market PROVENGE globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for PROVENGE may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of PROVENGE due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our business and results of operations may be adversely affected.

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

Even after we receive FDA and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications may be required, any of which could harm our business and adversely affect our financial results.

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

*We and our contract manufacturers are subject to significant regulation with respect to manufacturing of our products.

Manufacturing PROVENGE is complex. All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing (and any future) supply contract manufacturers and clinical trial investigators, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with the FDA’s current Good Manufacturing Practices, or equivalent cGMP regulations developed by authorities in other countries. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. We are continually working to maintain compliance with cGMP and other quality requirements. From time to time when any weakness in our quality systems are identified, we remediate such weaknesses as promptly as we are able. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must be inspected and audited routinely for compliance with applicable United States and other country regulations. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we, the FDA, or governmental authorities in other countries may require remedial measures that may be costly and/or time consuming for us or a third party to implement. Our failure to remediate any quality issues of which we become aware or our failure to comply with relevant regulatory requirements could result in serious adverse consequences including the temporary or permanent suspension or change of a clinical trial or commercial sales, recalls, market withdrawals, seizures or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

Our manufacturing processes and those of our third-party contract manufacturers must undergo a potentially lengthy FDA or other country regulatory approval process and are subject to continued review by the FDA and other country regulatory authorities. We have engaged in communications with the FDA regarding automating certain of our manufacturing processes. While we continue to work to develop such processes, it is not known at this time what will be required in order for such processes to receive regulatory approval. It is possible that the FDA or other country regulatory authority will require that we conduct a clinical trial or trials in connection with the regulatory approval process, which would likely be extremely costly and time-consuming, and which might cause us to forego pursuing the development of such automated manufacturing processes altogether.

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

Risks Related to Future Ability to Utilize Net Operating Loss Carryforwards

*Our ability to realize potential value from our net operating loss carryforwards is highly speculative and subject to numerous material uncertainties.

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

It is uncertain what potential value, if any, will be realized from our net operating loss carryforwards in connection with a plan of reorganization or liquidation or potential sale of our assets in the Chapter 11 Cases. In a sale of assets, our net operating loss carryforwards are tax attributes of our company that cannot be transferred or sold to a buyer. Under a plan of reorganization, we may be deemed to have undergone a “change of control” and our net operating loss carryforwards will then become subject to an annual limitation on utilization calculated under the Internal Revenue Code. This limitation will depend on the value of the stock of the reorganized company and the long-term tax-exempt rate as set by the Internal Revenue Service. Although we have requested that the Bankruptcy Court enter an order that places limitations on trading in our common stock during the pendency of the bankruptcy proceedings, including options to acquire common stock, as will be further specified in the order, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of any such reorganization. Following confirmation of a plan of reorganization or liquidation, we anticipate that a portion of our net operating loss carryforwards will be used to offset cancellation of indebtedness income, generally corresponding to the difference between our outstanding debt obligations and the amount paid in retirement therefor, which difference may be significant.

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

Furthermore, in 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. Xtandi was approved for the treatment of patients with metastatic castration-resistant prostate cancer in 2014. In 2013,

Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with asymptomatic or minimally symptomatic metastatic castrate-resistant prostate cancer.

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

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, quality, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.

We depend upon our scientific staff to discover new product candidates and to develop and conduct preclinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. Our quality personnel are critical to controlling and assuring the quality of PROVENGE, ensuring patient safety and satisfaction and maintaining compliance with applicable regulations through the administration of effective quality systems. As we continue to pursue successful commercialization of PROVENGE, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, quality medical, operational and other personnel, may delay or prevent us from achieving our business objectives and could result in other adverse consequences. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Furthermore, operating during the Chapter 11 Cases will also make it more difficult to retain key personnel.

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

To sustain our business, we focus a portion of our resources on the search for new pharmaceutical products. These activities include engaging in discovery research and product development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States for product candidates and in other countries for PROVENGE and other products we may market in the future. Our cancer immunotherapy and small molecule program pipeline candidates are still at a relatively early stage in the development process. There can be no assurance that these product candidates or any other potential therapies we may pursue will become a marketed drug. In addition, we may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce, or may be precluded from commercialization by proprietary rights of third parties.

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

An IND application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case, or the FDA may insist on changes to the clinical study resulting in significant delays. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence such clinical trials or such clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be adversely affected. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

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

Additional funding could be required to complete development of product candidates or in order to commercialize approved products. However such funding may not be available to us on terms we deem acceptable or at all. Our ability to access additional capital is dependent on the success of our business and the perception by the market of our future business prospects. In the absence of such funding, we might halt or temporarily delay ongoing development projects.

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

In many international markets, the prices of pharmaceutical products are subject to direct price controls pursuant to applicable law or regulation and to drug reimbursement programs with varying price control mechanisms. Many of the patients in the United States who seek treatment with PROVENGE or any other of our products that are approved for marketing will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. CMS’s regulations and interpretive determinations are subject to change, as are the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute, particularly because of budgetary pressures facing the Medicare program. For example, Medicare reimbursement for drugs and biologicals administered in physician offices, including PROVENGE, is set at ASP plus six percent by statute. ASP is a price calculated by the manufacturer and reported to CMS on a quarterly basis. In addition, the statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. PROVENGE was granted pass-through status effective October 1, 2010, allowing reimbursement in hospital outpatient departments at ASP plus six percent, and this status expired on December 31, 2012. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation. For 2014, these drugs, including PROVENGE, are reimbursed at ASP plus six percent if they have an average cost per day exceeding $80; drugs with an average cost per day of less than $80 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for PROVENGE. In addition, Congress has considered amending the statute to reduce Medicare’s payment rates for drugs and biologicals, and if such legislation is enacted, it could adversely affect payment for PROVENGE.

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

Risks in Protecting Our Intellectual Property

*If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or product candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. If we are found to have infringed or misappropriated a third party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected products or product candidates, and we could be required to pay substantial royalties or damages, which could materially harm our business.

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

As previously reported the Company and three former officers are named defendants in a securities action pending in the United States District Court for the Western District of Washington (the District Court”) and brought by a group of individual investors who elected to opt out of a securities class action lawsuit that was settled in August 2013. The pending action, filed May 16, 2013, is captioned Christoph Bolling, et al. v. Dendreon Corporation, et al., Case No. 2:13-cv-0872 JLR. Plaintiffs allege generally that the Company made various false or misleading statements between April 29, 2010 and August 3, 2011 concerning the Company, its finances, business operations and prospects with a focus on the market launch of PROVENGE and related forecasts concerning physician adoption, and revenue from sales of PROVENGE. Based on information provided informally by plaintiffs’ counsel, the plaintiff group, which totals approximately 30 persons, purports to have purchased approximately 250,000 shares of Dendreon common stock during the relevant period. The Bolling plaintiffs filed an amended complaint on July 16, 2013, alleging both violations of certain provisions of the federal Securities Exchange Act of 1934 and provisions of Washington state law and seeking unspecified damages. In response to a motion by defendants, the federal claims were dismissed with leave to amend in January 2014. On

February 17, 2014, plaintiffs filed a Second Amended Complaint which defendants moved to dismiss on March 24, 2014. After briefing, the District Court, by order dated June 5, 2014, again dismissed the federal claims, but denied the motion as to the plaintiffs’ Washington state law claims for fraudulent and negligent misrepresentation. The case is now in the discovery phase. We cannot predict the outcome of the litigation; however, the Company intends to continue defending against claims vigorously. The Company also is the subject of stockholder derivative complaints first filed in August 2011 generally arising out of the facts and circumstances that are alleged to underlie the previously settled securities action. Derivative suits filed in the District Court were consolidated into a proceeding captioned In re Dendreon Corp. Derivative Litigation, Master Docket No. C 11-1345 JLR; others were filed in the Superior Court of Washington for King County and were consolidated into a proceeding captioned In re Dendreon Corporation Shareholder Derivative Litigation, Lead Case No. 11-2-29626-1 SEA. In addition, on June 22, 2012, another derivative action was filed in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg, derivatively on behalf of Dendreon Corporation v. Mitchell H. Gold, et al., Case No. 7646-VCP. The various derivative complaints name as defendants various current and former officers and directors of the Company. While the complaints assert various legal theories of liability, the lawsuits generally allege that the defendants breached fiduciary duties owed to the Company in connection with the launch of PROVENGE and by purportedly subjecting the Company to potential liability for securities fraud. The complaints also include claims against certain defendants for supposed misappropriation of Company information and insider trading; the Silverberg complaint, asserts only this latter claim. After a formal mediation and further post-mediation negotiations, the parties to the various derivative actions reached a tentative settlement of the actions, the terms of which are set out in a Memorandum of Understanding dated as of July 18, 2014. The settlement has now been memorialized in a formal stipulation of settlement, which the parties expect to present to the Delaware Court of Chancery in the near future. The settlement remains subject to court approval. We cannot predict whether the process of court approval will be successful. In any event, the purported derivative lawsuits do not seek relief against the Company although the Company has certain indemnification obligations, including obligations to advance legal expense to the named defendants for defense of these lawsuits. Additionally, the SEC is conducting a formal investigation, which we believe relates to some of the same issues raised in the securities and derivative actions. We are cooperating fully with the SEC investigation. The ultimate financial impact of these various proceedings, if any, is not yet determinable and therefore, no provision for loss, if any, has been recorded in the financial statements. With respect to all of the above-described proceedings, the Company has insurance that we believe affords coverage for much of the anticipated costs, subject to the policies’ terms and conditions.

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

Pursuant to Section 362 of the Bankruptcy Code, judicial proceedings against the Company are stayed upon the filing of the Chapter 11 Cases. Our counter claims will remain outstanding.

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

We have requested that the Bankruptcy Court enter an order that places limitations on trading in our common stock during the pendency of the bankruptcy proceedings, including options to acquire common stock, as will be further specified in the order.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchases. The following sets forth information with respect to purchases of shares of common stock made during the three months ended September 30, 2014 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 — July 31, 2014	20,489	$2.28	—	—
August 1 — August 31, 2014	65,095	1.40	—	—
September 1 — September 30, 2014	4,436	1.46	—	—

Total	90,020	$1.60	—	—

(1)	Represents shares withheld from vested restricted stock to satisfy the minimum withholding requirement for federal and state taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1†	Fourth Amendment to Supply Agreement, dated as of October 6, 2014, by and between Dendreon Corporation and Fujifilm Diosynth Biotechnologies U.S.A. Inc.

10.2	Executive Employment Agreement, dated July 28, 2014, between the Company and W. Thomas Amick.* (incorporated by reference to Exhibit 10.1 to the Company’s current Report on form 8-K filed on July 30, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C § 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

†	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2014

DENDREON CORPORATION

By:	/s/ W. Thomas Amick
W. Thomas Amick
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gregory R. Cox
Gregory R. Cox
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)